Form 10-K
period 2017-12-31
Apellis Pharmaceuticals, Inc.
filed 2018-03-19
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38276

APELLIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	27–1537290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 Westwind Way, Suite A Crestwood, KY	40014
(Address of principal executive offices)	(Zip Code)

registrant’s telephone number, including area code: (502) 241-4114

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded.   The registrant’s common stock began trading on the Nasdaq Global Select Market on November 8, 2017.   As of March 12, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $776,665,976. The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of March 12, 2018 was 50,372,762.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Stockholders.   Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•

our plans with respect to our ongoing and planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of these trials and of the anticipated results;

•	our plans to initiate clinical trials of APL-2;

•	the potential clinical benefits and attributes of APL-2 and the inhibition of C3;

•	our plans to develop APL-2 for any additional indications;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our plans to potentially seek to enter into collaborations for the development and commercialization of certain product candidates;

•	the potential benefits of any future collaboration;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section,that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed or incorporated by reference as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

Item 1. Business.

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

We have the most advanced clinical program targeting C3. We believe that our lead product candidate, APL-2, has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for two distinct medical conditions—geographic atrophy in age-related macular degeneration, or GA, and paroxysmal nocturnal hemoglobinuria, or PNH—and we plan to conduct clinical trials in additional complement-dependent diseases. In our Phase 2 trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months, and we are planning to initiate a Phase 3 clinical program evaluating APL-2 in patients with GA.  In our two ongoing Phase 1b trials in PNH, APL-2 achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We are also developing other novel compounds targeting C3. We hold worldwide commercialization rights to APL-2 and these other novel compounds targeting C3.

In GA, we are developing APL-2 to be injected intravitreally as a monotherapy. GA is an advanced form of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina characterized by progressive retinal cell death that ultimately leads to blindness. GA is a disease with significant unmet need that affects approximately one million patients in the United States and for which there are no U.S. Food and Drug Administration, or FDA, approved therapies. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period in our Phase 2 clinical trial in 246 patients with GA and in February 2018 we completed our analysis of the results for the six-month period following the 12-month treatment period during which patients were monitored and did not receive APL-2.

In the Phase 2 trial, APL-2 achieved the primary endpoint of reduction in the rate of GA lesion growth at 12 months. Patients treated monthly with APL-2 showed a 29% reduction in the rate of GA lesion growth compared to sham, with a p-value of 0.008, and patients treated with APL-2 every other month showed a 20% reduction, with a p-value of 0.067. P-value is a conventional statistical method for measuring the statistical significance of clinical results. In our Phase 2 trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less statistical probability that the observed results occurred by chance rather than as a result of a treatment effect. Because the p-value of these results was less than 0.1, they are statistically significant.

Additionally, in a post hoc analysis of the Phase 2 trial, a greater effect was observed during the second six months of the treatment period compared to the first six months. During the second six months, we observed a reduction in the rate of GA lesion growth for patients for whom images were available at six and 12 months of 47% with monthly administration compared to sham, with a p-value of less than 0.001, and a reduction of 33% with administration every other month compared to sham, with a p-value of 0.01. These results are also statistically significant.

After the 12 month treatment period, patients were monitored for a further six months without treatment. During this monitoring period, the GA lesions in the previously treated groups grew at a rate similar to sham.  Patients for whom images were available at 12 and 18 months who received monthly APL-2 showed only a 12% reduction over the six-month monitoring period compared to sham, while patients who received every other month administration of APL-2 showed a 9% reduction compared to sham.   These differences are not considered to be statistically significant.

The most frequently reported adverse events in the trial were associated with the injection procedure and are common for intravitreal injections. In addition, during the 12 month treatment period and the six-month monitoring period (18 months total), we observed a higher incidence of new onset exudation, or fluid leakage in the retinas of eyes in which exudation had not previously been observed, in the study eyes treated with APL-2 as compared to sham, predominantly in patients with a history of wet AMD in the non-study eye, or fellow eye. Specifically, we observed that, after the 12 month treatment period and the six-month monitoring period, 21% of patients who received administration of APL-2 every month and 9% of patients who received administration of APL-2 every other month showed new onset exudation in the study eye, as compared to 1% in the sham group. We submitted a safety report to the FDA in April 2017 regarding these events, and the FDA has not communicated any concern or requested additional information with regards to these findings. Patients who experienced new onset exudation in the study eye were discontinued from treatment with APL-2 and were treated with standard-of-care therapies that inhibit vascular endothelial growth factor, or VEGF, a naturally occurring protein in the body that causes the growth of abnormal blood vessels and leakage in the eye. There was no meaningful negative impact on visual acuity resulting from the new onset exudations.

Following discussions with the FDA in December 2017, we have finalized the trial design for a Phase 3 clinical program to evaluate APL-2 for the treatment of GA.  The Phase 3 program, which we plan to begin in the second half of 2018, will consist of two identical 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials to assess the efficacy and safety of multiple intravitreal injections of APL-2 in patients with GA. The Phase 3 trials will be similar in design to the Phase 2 trial, including the eligibility criteria and primary endpoint of GA lesion growth at 12 months.  However, unlike the Phase 2 trial, patients who develop new onset exudation in the study eye will continue to be treated with APL-2 along with VEGF injections, the current standard of care for wet AMD.

We also plan to initiate a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of intravitreal APL-2 therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the study eye in the second quarter of 2018.  In this trial, we will evaluate whether treatment with APL-2 may allow wet AMD patients to reduce their dependence on anti-VEGF treatments. We believe that the data from this trial may support the use of APL-2 in eyes afflicted with both wet AMD and GA.

In PNH, we are developing APL-2 to be injected subcutaneously as a monotherapy. PNH is a rare, life-threatening, chronic, debilitating blood disorder characterized by the absence of certain proteins that normally regulate complement activity on the surface of blood cells. As a consequence, patients with PNH suffer from significant and chronic red blood cell loss, or hemolysis. The only therapy currently approved for the treatment of PNH, eculizumab (Soliris), inhibits the complement system by targeting C5, a protein that is downstream from C3 in the complement cascade. Inhibitors that target C5 are limited to addressing only one of the two mechanisms of hemolysis in PNH. Consequently, many patients with PNH who are on treatment with eculizumab remain anemic and continue to require frequent transfusions, conditions associated with a poor quality of life. By contrast, APL-2, because it targets C3, addresses both mechanisms of hemolysis and, we believe, may therefore significantly ameliorate these conditions.

In our ongoing Phase 1b trials of APL-2 for the treatment of PNH, treatment with APL-2 has been associated with improvements in transfusion dependency, levels of hemoglobin—the protein that carries oxygen from the lungs to the tissues of the body—and other hematological indicators that we believe are clinically meaningful. We made these observations both in patients who had not been treated with eculizumab, who we refer to as treatment-naïve patients, and in patients being treated with eculizumab who remained anemic and required frequent blood transfusions. In these trials, APL-2 has been generally well tolerated.

As of February 28, 2018, four of the six patients who had been treated with daily doses of 270 mg of APL-2 and with eculizumab remain on treatment in the trial, having received treatment with APL-2 for a total of between 16 and 19 months.  Due to the response observed with the APL-2 treatment for each of the four remaining patients, the treating physicians have individually taken the decision either to reduce the dose of eculizumab to the label dose for patients who had received a higher dose of eculizumab or to withdraw eculizumab treatment.   We intend to report additional data from these patients in the second quarter of 2018.

Additionally, we initiated enrollment of additional treatment-naive patients in our Phase 1b trial in the first quarter of 2018. We plan to report additional data from our Phase 1b trial in treatment-naïve patients in the second quarter of 2018.

We plan to initiate a Phase 3 clinical trial in patients with PNH comparing treatment with APL-2 to treatment with eculizumab as a monotherapy in the second half of 2018. We plan to enroll up to 70 patients with PNH in this trial who are then receiving eculizumab. The treatment period of the trial will consist of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label APL-2 only period. During the run-in period, all patients will receive twice-weekly subcutaneous doses of 1,080 mg of APL-2 in addition to patients’ then current dose of eculizumab. The run-in period is designed to provide patients with sufficient plasma concentration of APL-2 to provide for what we expect to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients will receive either 1,080mg of APL-2 twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. We expect that the primary endpoint will be the week 16 change from baseline in hemoglobin level. Following completion of the randomized treatment period, all patients will receive APL-2 only for 32 weeks in the open-label part.

We are currently discussing with the FDA, the European Medicines Agency, or EMA, and the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, the trial program that we will need to conduct to submit APL-2 for regulatory approval for PNH.

In April 2014, we received orphan drug designation from the FDA for APL-2 for PNH, and in December 2016 we received fast track designation from the FDA for APL-2 for PNH. If our clinical development of APL-2 for PNH is successful, we believe that APL-2 could be a best-in-class therapy for PNH, differentiated by mechanism, and has the potential to significantly increase the quality of life of patients with PNH as compared to the current standard of care.

We plan to initiate Phase 2 clinical trials of APL-2 in patients with autoimmune hemolytic anemia, or AIHA, in the first half of 2018, and in patients with complement-dependent kidney diseases, or nephropathies, in the first half of 2018.  We plan to report data from the patients with AIHA in the second quarter of 2018 and from the patients with complement-dependent nephropathies in the second half of 2018.

By combining our core expertise in complement inhibition with our deep understanding of complement immunology, we intend to expand our pipeline of potential treatment areas with APL-2 and with additional new product candidates, including APL-9, which we are developing for intravenous administration in systemic indications.

Our Approach

The complement system plays a pivotal role in both innate and adaptive immune systems. Complement proteins are produced primarily by the liver and circulate in the blood and through the body’s tissues. The complement system may be activated through three principal pathways, known as the classical, lectin and alternative pathways, each of which requires the C3 protein to enable three principal immune responses: opsonization, inflammation and formation of the membrane attack complex, or MAC. When C3 is activated, C3 fragments, such as C3b, tag cell surfaces in a process called opsonization, which marks the cells for removal from tissues or the bloodstream. Two other fragments, C3a and C5a, are released, contributing to inflammation in the surrounding tissues. Further complement activation causes membrane attack complex formation on cell surfaces, piercing holes and causing cells to lyse, or rupture.

The following figure depicts the complement system, its three principal activation pathways and its principal effects:

Under conditions of excessive or uncontrolled activation, the complement system is believed to play a key role in the incidence and progression of several autoimmune and inflammatory diseases. In these diseases, the complement system acts directly through tissue destruction by the membrane attack complex and indirectly by signaling other elements of the immune system to inappropriately target otherwise healthy tissues. Because the contribution of complement activation to the development and progression of these diseases is not fully understood, it has been difficult to develop therapeutics that ameliorate the conditions contributing to these diseases by targeting only one of the complement activation pathways.

Complement activation and its effects can be inhibited in multiple ways. By targeting complement proteins upstream of C3, one of the three principal activation pathways can be inhibited. For example, inhibition of factor D results in inhibition of the alternative pathway, but not the classical or lectin pathways. The complement system can also be inhibited by targeting complement proteins downstream of C3, which results in limited inhibition of complement effects. For example, inhibition of C5 leads to inhibition of the formation of the membrane attack complex and C5a-mediated inflammation, but does not affect opsonization or C3a-mediated inflammation.

We have designed APL-2 to target complement proteins centrally at the level of C3. We believe that this approach can result in broad inhibition of the complement pathways and has the potential to effectively control complement-dependent diseases, including GA, PNH, AIHA and complement-dependent nephropathies. We believe that APL-2 has the potential to be a best-in-class treatment and may address the limitations of existing treatment options or provide a treatment option where there is none.

We also believe that APL-2 may act as an immunotherapy, which refers to the clinical regulation of an overly permissive or overly aggressive immune system for therapeutic purposes. In the field of oncology, innovative approaches to immunotherapy have been used to correct an overly permissive immune system that fails to properly eliminate cancer cells. These approaches have led to unprecedented rates of prolonged disease-free survival in certain cancers. In autoimmune disease, we believe immunotherapy may be used to correct an overly aggressive immune system. We further believe that C3 inhibition has the potential to correct the immunological dysfunction that underlies multiple autoimmune and inflammatory diseases by enabling the natural regulatory mechanisms of immunity to normalize the immune response. We refer to this corrective approach as complement immunotherapy. As with cancer, we believe that the next breakthrough treatments in autoimmune disease may stem from novel approaches to immunotherapy, such as complement immunotherapy.

Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of therapeutics to treat autoimmune and inflammatory diseases through complement inhibition. To achieve this goal, we are pursuing the following strategies:

•

Advance APL-2 (intravitreal administration) into Phase 3 clinical development in GA and Phase 1b/2 clinical development in wet AMD.    We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth at 12 months compared to sham. We plan to initiate Phase 3 clinical trials of APL-2 in GA in the second half of 2018 and to initiate a Phase 1b/2 trial of APL-2 in patients with wet AMD in the second quarter of 2018.

•

Advance APL-2 (systemic administration) into Phase 3 clinical development in PNH.    We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in treatment-naïve patients, APL-2 treatment was associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We plan to initiate a Phase 3 clinical trial in patients with PNH in the second half of 2018.

•

Expand APL-2 (systemic administration) into new indications with demonstrated complement involvement.    Complement has been found to be implicated in multiple diseases. We believe that APL-2 has the potential to be an effective treatment for patients with these diseases. We plan to initiate a Phase 2 clinical trial of APL-2 in AIHA in the first half of 2018 and a Phase 2 clinical trial of APL-2 in complement-dependent nephropathies in the first half of 2018.

•

Expand our pipeline by developing new compounds and programs for other complement-dependent diseases.    By combining our core expertise in complement inhibition with our understanding of immunology and the role of the complement system in disease, we believe that we are well positioned to continue to develop a pipeline of treatments for a broad range of autoimmune and inflammatory diseases. We are developing new product candidates for the treatment of complement-dependent diseases, including APL-9, which we are developing for intravenous administration in systemic indications.

•

Develop a custom drug delivery system for systemic administration of APL-2.    We are developing a custom, on-body drug delivery system that would enable patients to self-administer APL-2 through subcutaneous infusion more easily than with currently available off-the-shelf, FDA-approved or FDA-cleared devices. While our goal is to commercially launch APL-2 in PNH together with the drug delivery system, we can commercialize APL-2 without the custom drug delivery system, in which case marketing approval for APL-2 will not be contingent upon approval of the drug delivery system.

•

Prepare for commercialization of APL-2.    We hold worldwide commercialization rights to APL-2 and our other product candidates. As a result, we have the flexibility to develop and potentially commercialize products ourselves, or alternatively to seek to enter into collaborations with industry partners.

Our Programs

Our lead product candidate, APL-2, is a C3 inhibitor. APL-2 is a conjugate of a compstatin analogue, formulated both for intravitreal injection, which is an injection directly into the eye, and systemic administration by subcutaneous injection, which is an injection into the tissue under the skin.

The following table summarizes key information about our clinical program for APL-2:

Indication	Clinical Trials	Trial Participants	Estimated Timeline
Ophthalmology (intravitreal)
GA	Phase 1 single ascending dose trial	Patients with wet AMD	Completed
	Phase 2 trial	Patients with GA	Completed
Wet AMD	Planned Phase 3 trials Planned Phase 1b/2 trial	Patients with GA Patients with wet AMD	Initiate 2H 2018 Initiate 2Q 2018
Hematology (systemic)
PNH	Phase 1 single ascending dose trial	Healthy volunteers	Completed
	Phase 1 multiple ascending dose trial	Healthy volunteers	Completed
	Phase 1b trial	Eculizumab-treated patients with PNH	Additional data 2Q 2018
	Phase 1b trial	Treatment-naïve patients with PNH	Additional data 2Q 2018
	Planned Phase 3 trial	Patients with PNH	Initiate 2H 2018
AIHA	Planned Phase 2 trial	Patients with AIHA	Initiate 1H 2018; data 2Q 2018
Nephrology (systemic)
Complement-dependent Nephropathies	Planned Phase 2 trial	Patients with complement-dependent nephropathies	Initiate 1H 2018; data 2H 2018

Ophthalmology (intravitreal APL-2)

Geographic Atrophy

Background

GA is a type of advanced age-related macular degeneration, or AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear. Patients with intermediate AMD are at risk of progressing to GA or wet AMD. In contrast to intermediate AMD, these advanced forms are associated with progressive and often severe vision loss. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness.

Wet AMD is characterized by the rapid abnormal growth of blood vessels beneath the retina and leakage. If left untreated, wet AMD rapidly progresses to severe vision loss. Wet AMD is typically treated with anti-VEGF therapies. Some wet AMD patients require only a few anti-VEGF injections to resolve the condition and do not require further treatment. These patients have good long-term visual outcomes. Other patients become dependent on chronic and repetitive anti-VEGF injections. In a third-party study of wet AMD patients in clinical trials of an anti-VEGF therapy, known as the SEVEN-UP study, 98% of patients dependent on chronic and repetitive anti-VEGF injections developed GA within seven years and GA affected central vision in 90% of these patients. Based on the SEVEN-UP study, we believe that patients with wet AMD who receive chronic anti-VEGF treatments may suffer from significant long-term vision loss as the result of the development of GA.

According to the Brightfocus Foundation, over 10 million people in the United States have some form of AMD. Based on published studies, we believe that at least one million people in the United States have GA.

The mechanism by which complement activation is upregulated and can damage the retina is poorly understood. However, we believe that the upregulation of complement activation due to immune dysregulation damages retinal cells in two ways. First, retinal cells are damaged by inflammation caused by increased levels of C3a and C5a. Second, the increased deposition of C3b on the cell surface of retinal cells caused by complement activation, combined with the limited ability of cells to remove C3 activated fragments such as C3b, leads to the accumulation of C3 fragments on the retinal cells. The presence of C3a and C5a, as well as C3 fragment deposition on retinal cells, activates macrophages and microglia. Macrophages are large white blood cells that form part of the immune system that engulf and digest cells, debris and foreign substances. Macrophages also play an important role in modulating other parts of the immune system. Microglia are a type of tissue-residing macrophage located in the brain, spinal cord and retina.

Because APL-2 both blocks the production of C3a and C5a and prevents the accumulation of C3 fragments on retinal cells through the inhibition of C3, we believe that APL-2 may allow the retinal environment to return to its quiescent state. We do not believe that selective inhibitors of the alternative pathway, such as lampalizumab, a complement factor D inhibitor, which only partially blocks the formation of C3b on the retinal cell surface, or C5 inhibitors, which cannot prevent C3b deposition on retinal cells, can cause the retinal environment to return to its quiescent state.

Current Therapies and Their Limitations

There are no therapies approved to treat GA. There are, however, other therapies in development for GA. Zimura, a C5 inhibitor being developed by Ophthotech Corporation, is in Phase 2/3 trials. Lampalizumab, which had been developed by F.Hoffmann-La Roche AG, or Roche, failed to meet its primary endpoint in its Phase 3 trials.

Benefits of Our Approach

We believe APL-2, with its inhibition of complement activation at the level of C3, may provide the following benefits:

•

Prevention or reduction of the rate of retinal cell death progression.    We believe APL-2 may mitigate or prevent retinal cell death in GA. In our Phase 2 trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months.

•

Potential application to all patients with GA independent of complement pathway causing disease progression.    APL-2, by targeting C3, has been designed to inhibit all three principal complement activation pathways and may therefore be effective in a broad patient population.  We believe, based on the genetic marker and other data from our analysis of the Phase 2 trial that the activity of APL-2 is not dependent upon the activation of any particular complement pathway.

•

Potential for every other month administration.    In our Phase 2 clinical trial of APL-2 in GA, APL-2 met its primary endpoint in both the monthly and the every other month APL-2 administration treatment arms.

Clinical Development

We conducted a Phase 2 clinical trial of APL-2 in patients with GA. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period in that trial and in February 2018 we completed the analysis of data from the six-month monitoring period. Prior to the GA trial, we completed a Phase 1 clinical trial of APL-2 in patients with wet AMD in 2016. In November 2014, we submitted an investigational new drug application, or IND, to the FDA for the clinical development of APL-2 for the treatment of GA.

Phase 2 Clinical Trial in GA

In the third quarter of 2015, we initiated a Phase 2 multicenter, randomized, single-masked, sham-controlled clinical trial of APL-2 in patients with GA at more than 40 clinical sites, primarily located in the United States. We enrolled 246 patients in the trial. Patients were randomized in a 2:2:1:1 manner to receive APL-2 monthly, APL-2 every other month, sham injection monthly or sham injection every other month. Patients in the APL-2 arms received a dose of 15 mg of APL-2 injected intravitreally in a 0.1 cc volume, monthly or every other month for 12 months followed by six months of monitoring without treatment. In the sham-injection cohorts, patients receive a simulated injection. Study eyes received up to 13 injections in the monthly arm, and up to seven injections in the every other month arm. Eyes were evaluated for GA at the end of months two, six and 12 and will be evaluated at the end of month 18, in each case using fundus autofluorescence photographs. Fundus autofluorescence photographs are a standard imaging format used by ophthalmologists to measure and quantify clinical features of geographic atrophy.

We conducted this trial to assess the safety, tolerability, pharmacokinetics, or PK, and evidence of activity of multiple intravitreal injections of APL-2 in patients with GA in at least one eye. The primary efficacy endpoint was change in the square root of GA lesion size from baseline to month 12 in each treatment arm when compared to sham in the modified intent to treat population, which included 84 patients receiving administration of APL-2 every month, 78 patients receiving administration of APL-2 every other month and 80 patients in the group receiving sham injections. The primary safety endpoint was the number and severity of local and systemic treatment emergent adverse events. The trial was monitored by a safety monitoring committee.

Efficacy Analysis. We announced 12-month results of the Phase 2 trial in August 2017. After 12 months, patients treated monthly with APL-2 showed a 29% reduction in the rate of GA lesion growth compared to sham, with a p-value of 0.008, and patients treated every other month showed a 20% reduction compared to sham, with a p-value of 0.067. The rate of GA lesion growth in the sham was consistent with the rate of lesion growth in patients with GA in third-party historical studies. These data are shown in the figure below.

EOM = Every other month

We set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less statistical probability that the observed results occurred by chance rather than as a result of a treatment effect. Because the p-value of these results was less than 0.1, they are statistically significant.

Additionally, in a post hoc analysis of the Phase 2 trial, a greater effect was observed during the second six months of the treatment period compared to the first six months. During the second six months, we observed a reduction in the rate of GA lesion growth of 47% with monthly administration compared to sham, with a p-value less than 0.001, and a reduction of 33% with administration every other month compared to sham, with a p-value of 0.01. These results are also statistically significant. This post hoc analysis, shown in the figure below, was conducted in fewer patients than were included in the primary endpoint analysis because only patients with images available at both six and 12 months could be analyzed post hoc.

The activity of APL-2 was also shown in a post hoc analysis of the impact of APL-2 on patients with GA in both the study eye and the fellow eye, or bilateral GA. A published study has shown that growth rates of GA lesion size are similar in both eyes of patients with bilateral GA. We also made this observation in patients with bilateral GA in the sham group. In the trial, patients with bilateral GA received treatment with APL-2 in one eye and did not receive treatment in the other eye. We conducted this post hoc analysis because a comparison of effects in both eyes of individual patients allows the treatment effect of APL-2 to be analyzed independently of potential differences in the baseline characteristics of patients in each arm of the trial. In the trial, the rate of GA lesion growth in the study eye of patients with bilateral GA receiving administration of APL-2 every month was slower than the rate of growth in their fellow eye, with a p-value of 0.083. For the patients with bilateral GA receiving administration of APL-2 every other month, the rate of GA lesion growth was also slower in the study eye than the rate of growth in their fellow eye, but with a p-value greater than 0.1. In addition, in both treatment groups the rate of GA growth in the untreated fellow eye was slower than in the sham group. These results are shown in the figure below.

AM – APL-2 monthly; AEOM – APL-2 every other month.

As part of our review of the data, we also conducted an analysis of the treatment effect as measured by the rate of GA lesion growth in patients treated with APL-2 across multiple genetic subpopulations, including complement factor I (CFI) genotypes. We did not observe any difference in treatment effect across the subpopulations.

After the 12 month treatment period, patients were monitored for a further six months without treatment. During the monitoring period, the GA lesions in the previously treated groups grew at a rate similar to sham.  Patients for whom images were available at 12 and 18 months who received monthly APL-2 showed a 12% reduction over the six-month monitoring period compared to sham, while patients who received every other month administration of APL-2 showed a 9% reduction compared to sham.  These differences are not considered to be statistically significant.

Safety Analysis. The most frequently reported adverse events in the trial were associated with the injection procedure in the study eye. These adverse events included two cases of confirmed endophthalmitis and one case of presumed endophthalmitis where the culture tested negative for bacterial growth. In the latter case, the patient fully recovered visual acuity. In our Phase 2 trial, we observed an incidence rate of endophthalmitis of 0.21% per injection. We believe the incidence of endophthalmitis may be due in part to our use of a freeze-dried material requiring reconstitution prior to injection during our Phase 2 trial, which introduced an additional risk of contamination. We intend to use a liquid instead of the freeze-dried formulation in our Phase 3 trial, which we believe may reduce the incidence of endophthalmitis.

In addition, during the 12-month treatment period and the six-month monitoring period, we observed a higher incidence of new onset exudation in the study eyes treated with APL-2 as compared to sham, predominantly in patients with a history of wet AMD in fellow eye. Specifically, we observed that, after the 12 month treatment period and the six-month monitoring period, 18 patients (21%) receiving administration of APL-2 every month and seven patients (9%) receiving administration of APL-2 every other month showed new onset exudation, which is a sign of wet AMD, as compared to one patient (1%) in the sham group.

Patients who experienced new onset exudation in the study eye were discontinued from treatment with APL-2 and, in all but one case, treated with standard of care anti-VEGF injections under supervision. There was no meaningful negative impact on visual acuity resulting from the new onset exudations.

The development of new onset exudation by patients in the trial was communicated to the safety monitoring committee after six months of study data were available. The safety monitoring committee reviewed the cases of new onset exudation, and met several times to discuss the study data, including visual acuity, assessed the risks and benefits of continued treatment and decided that the trial should continue as planned. All mandated safety monitoring committee meetings have been held and no further safety monitoring committee meetings are scheduled.

We submitted a safety report to the FDA in April 2017 regarding these events, and the FDA has not communicated any concern or requested additional information with respect to these findings.

We observed a pronounced treatment effect in patients who experienced exudation in the study eye. In a post hoc analysis of the 12-month data, a subset of patients who experienced exudation in the study eye, and for whom images were available at baseline, two, six and 12 months, had pronounced reductions in the growth rate of GA lesion size as shown in the figure below. However, given the small number of patients in these groups, this observation was not statistically significant.

Note:	Sample size for sham-total includes all sham patients and the sample size for all other groups includes patients who had images at baseline, two, six and 12 months.

We also observed a treatment effect in patients who did not experience exudation in their study eye. In a post hoc analysis, when patients who experienced exudation in the study eye were excluded from the analysis, 71 patients receiving administration of APL-2 every month showed a 28% reduction in the growth rate of GA lesion size as compared to 80 sham patients, with a p-value of 0.011, and 73 patients receiving administration of APL-2 every other month showed a 24% reduction in the growth rate of GA lesion size as compared to sham, with a p-value of 0.028.

In a post hoc analysis of the 12 month data, after excluding patients with wet AMD in the fellow eye, five patients (10%) receiving monthly administration of APL-2 and two patients (4%) receiving administration every other month of APL-2 experienced exudation in the study eye. In the Phase 2 trial, a total of 93 patients (36%) had wet AMD in the fellow eye at the start of the trial, and we observed that these patients were more likely to show new onset exudation in the study eye than patients without wet AMD in the fellow eye. Wet AMD was present in 27% in the fellow eye of patients with GA in a published third-party study.

Phase 1 Clinical Trial

We conducted a Phase 1 open label, ascending single-dose clinical trial of APL-2 administered by intravitreal injection in patients with wet AMD who were receiving anti-VEGF therapy. We conducted the trial at multiple clinical sites both within and outside the United States to assess safety, tolerability and PK of APL-2. In this trial, patients received a single dose of APL-2 by intravitreal injection followed by 113 days of monitoring. We originally planned to enroll nine patients in the trial, in three cohorts of three patients each, at doses of 5 mg, 10 mg and 20 mg of APL-2. In August 2015, after completing enrollment of all three cohorts, we expanded the third cohort from three to 12 patients, for a total of 18 patients in this trial.

In this trial, APL-2 was well tolerated, and no serious adverse events were reported.

Based on the results, we determined to evaluate a dose of 15 mg in our Phase 2 trial.

Planned Phase 3 Clinical Trials

Following discussions with FDA in December 2017, we have finalized the trial design for a Phase 3 clinical program to evaluate APL-2 for the treatment of GA.  The Phase 3 program, which we plan to begin in the second half of 2018, will consist of two identical 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials to assess the efficacy and safety of multiple intravitreal injections of APL-2 in patients with GA. The Phase 3 trials will be similar in design to the Phase 2 trial, including the eligibility criteria and primary endpoint of GA lesion growth at 12 months.  However, unlike the Phase 2 trial, GA lesion size will be measured by total area rather than mean change in the square root of GA lesion size.  We expect that we will set statistical significance as a p-value of 0.05 or less, meaning that there is a 1 in 20 or less probability that the observed results occurred by chance.  Patients who develop new onset exudation in the study eye will continue to be treated with APL-2 along with VEGF injections, the current standard of care for wet AMD.

The observation intervals in pivotal studies in AMD are typically 24 months in total duration in order to meet regulatory requirements for long-term safety and to demonstrate durability of the treatment effect on anatomical and functional endpoints. However, based on our experience in the Phase 2 trial, we believe that APL-2 can show treatment effect at 12 months and we therefore plan to analyze the data after all patients have completed 12 months of treatment in the trial. This approach was agreed to by the FDA.

Planned Phase 1b/2 Clinical Trial in Wet AMD

We plan to initiate a Phase 1b/2, multi-center, open label trial to evaluate the safety of intravitreal APL-2 therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the second quarter of 2018.  In this trial, we will evaluate whether treatment with APL-2 may allow patients with wet AMD in the study eye to reduce their dependence on anti-VEGF treatments. We believe that the data from this trial may support the use of APL-2 in eyes afflicted with both wet AMD and GA.

Supporting Trial

We plan to initiate a long-term safety extension clinical trial in the second half of 2018 to support continued intravitreal dosing with APL-2 for patients with GA who have previously participated in a clinical trial with APL-2.

Preclinical Studies

We have conducted preclinical studies in monkeys to assess the safety of APL-2 injected intravitreally. A full toxicological review, including histopathological examinations of both eyes and of multiple additional tissues from each monkey revealed no evidence of APL-2-related toxicity changes at any of the doses tested.

Hematology (systemic APL-2)

Paroxysmal Nocturnal Hemoglobinuria

Background

PNH is a rare, chronic, debilitating blood disorder that is most frequently acquired in early adulthood and usually continues throughout the life of the patient. Some of the prominent symptoms of PNH include severe anemia, a condition that results from having too few red blood cells, severe abdominal pain, severe headaches, back pain, excessive weakness, fatigue and recurrent infections. If not treated, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis and 50% of affected individuals within ten years of diagnosis, primarily due to the formation of life-threatening blood clots inside the blood vessels, or thrombosis. Based on prevalence data published in an abstract in a peer-reviewed journal, we estimate that there are approximately 4,700 patients with PNH in the United States.

PNH is caused by the presence of mutant stem cells in the bone marrow that lack important proteins on their surface that protect against activation of the complement system. In patients with PNH, an autoimmune response targets and eliminates normal stem cells, enabling mutant cells to become dominant in the bone marrow. These mutant stem cells lead to mutant platelets and red blood cells that, unlike normal cells, are overly susceptible to activation or destruction by the complement system. Mutant platelets, activated by the membrane attack complex, increase the risk of thrombosis, which is the leading cause of mortality in patients with PNH. Mutant red blood cells are susceptible to destruction by intravascular and extravascular hemolysis. Intravascular hemolysis, which involves the destruction of blood cells within the blood vessels, is caused by the formation of the membrane attack complex on the surface of red blood cells causing them to rupture. Intravascular hemolysis causes severe anemia and contributes to the risk of thrombosis. Extravascular hemolysis, which involves the destruction of blood cells outside the blood vessels, is caused by C3-related opsonization on red blood cells leading to removal of the cells from the blood stream by the liver and the spleen. Extravascular hemolysis further contributes to severe anemia and transfusion dependency in patients with PNH.

Current Therapies and Their Limitations

The only approved drug for the treatment of PNH is eculizumab, marketed as Soliris by Alexion Pharmaceuticals, Inc., or Alexion. Eculizumab had reported worldwide sales of more than $2.8 billion in 2016 for its two approved indications, PNH and atypical hemolytic-uremic syndrome, or aHUS. We believe the price per year for treatment with eculizumab is approximately $500,000 in adults. Eculizumab, which is administered every two weeks intravenously, or directly into the veins, is designed to treat PNH by targeting C5 and preventing the formation of the membrane attack complex and intravascular hemolysis. Many patients with PNH on treatment with eculizumab continue to be anemic. In addition, in a third-party study, 35% to 40% of patients on eculizumab continued to be transfusion dependent for 30 months following the beginning of treatment. We believe that inability of eculizumab to control extravascular hemolysis is responsible in part for these continuing complications.

Alexion is evaluating ALXN1210, its second-generation C5 inhibitor, in Phase 3 clinical trials as a potential treatment for patients with PNH, administrated intravenously every eight weeks and subcutaneously once per week.  ALXN1210 is designed to have a longer half-life and greater inhibition of C5 than eculizumab.

Benefits of Our Approach

We believe that, because APL-2 inhibits complement activation at the level of C3, APL-2 may provide the following benefits in controlling PNH:

•

Prevention of intravascular hemolysis and its consequences.    APL-2 prevents the formation of the membrane attack complex and may thereby prevent the activation of mutant platelets and intravascular hemolysis, thus reducing the risk of thrombosis, the leading cause of mortality in PNH, as well as reducing anemia.

•

Prevention of extravascular hemolysis and its consequences.    APL-2 prevents C3b opsonization, and may thereby prevent extravascular hemolysis, further reducing anemia and transfusion dependency in patients with PNH.

•

Ease and convenience of use.    We have formulated APL-2 so that it may be self-administered by patients with PNH by subcutaneous injection. Because APL-2 is stable at room temperature for weeks in liquid, patients will be able to self-administer APL-2 without a visit to the physician. We are initially developing APL-2 for self-administration, either daily or less frequently (such as twice per week). We believe that the ability to self-administer APL-2 on a regular basis could improve the quality of life for patients with PNH. We are developing a drug delivery system to facilitate APL-2’s ease of use and self-administration for patients.

Clinical Development

Our clinical development program is guided by a planned commercial switch-over strategy for APL-2. Under this strategy, following marketing approval, we plan to allow PNH patients on treatment with eculizumab to assess the benefit of APL-2 in co-treatment with eculizumab for a limited time, before deciding to switch to APL-2 monotherapy or to revert to eculizumab monotherapy. We are conducting two clinical trials of APL-2 as part of our PNH program: a Phase 1b clinical trial in patients with PNH being treated with eculizumab and a Phase 1b clinical trial in treatment-naïve patients. These trials are designed to assess safety and tolerability and whether APL-2 has the potential to control PNH. In these trials, we are measuring hemoglobin levels, which are significantly lower in patients with PNH, whether or not treated with eculizumab, and blood reticulocyte count, which is an indicator of overall hemolysis (both intravascular and extravascular) in patients on eculizumab. We are also measuring intravascular hemolysis based on lactate dehydrogenase, or LDH, levels, which can be ten times higher than normal in patients with PNH, and the clonal distributions of normal red blood cells and mutant red blood cells unprotected from the membrane attack complex.

In both Phase 1b trials to date, patients treated with APL-2 have experienced reductions in LDH levels, and improved hemoglobin levels. Furthermore, we have observed lower reticulocyte counts in patients treated with APL-2, which we believe reflects that the bone marrow is producing fewer red blood cells because fewer red blood cells are destroyed by hemolytic activity. We believe that the clonal distribution of red blood cells in treated patients suggests that fewer mutant cells are destroyed by hemolytic activity.

We plan to initiate a Phase 3 clinical trial in patients with PNH comparing treatment with APL-2 to treatment with eculizumab as a monotherapy in the second half of 2018. We plan to enroll up to 70 patients with PNH in this trial who are then receiving eculizumab. The treatment period of the trial will consist of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label APL-2 only period. During the run-in period, all patients will receive twice-weekly subcutaneous doses of 1,080 mg of APL-2 in addition to patients’ then current dose of eculizumab. The run-in period is designed to provide patients with sufficient plasma concentration of APL-2 to provide for what we expect to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients will receive either 1,080mg of APL-2 twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. We expect that the primary endpoint will be the week 16 change from baseline in hemoglobin level. Following completion of the randomized treatment period, all patients will receive APL-2 only for 32 weeks in the open-label part.

We are currently discussing with the FDA, the EMA, and the PMDA the trial program that we will need to conduct to submit APL-2 for regulatory approval for PNH.

In addition, we are conducting supporting trials to determine the safety, PK and pharmacodynamic, or PD, of APL-2 in healthy volunteers of Japanese descent and to determine the renal PK in healthy volunteers. We are conducting a trial in healthy volunteers to assess the PK of a less frequent dosing regimen.

In July 2014, we submitted an IND to the FDA for the clinical development of APL-2 for the treatment of PNH. In April 2014, we received orphan drug designation from the FDA for APL-2 for PNH and in December 2016 received fast track designation from the FDA for PNH.

In all trials of APL-2 administered systemically by subcutaneous injection, we have monitored the safety of our targeting of C3 closely. Individuals who lack functional levels of C3 or C5 have been shown to be susceptible to infection by certain bacterial species, including Neisseria meningitidis in C5-deficient individuals and Neisseria meningitidis, Streptococcus pneumoniae and Haemophilus influenzae in C3-deficient individuals. As a result, we vaccinate patients in these trials against these three pathogens, which we believe minimizes the risk of infection. In our clinical trials of APL-2 using subcutaneous administration, which we have conducted in more than 70 patients and healthy volunteers, we have not observed any infections of concern.

Ongoing Phase 1b Clinical Trial with Patients on Eculizumab

We are conducting a Phase 1b open-label, single and multiple ascending dose clinical trial of APL-2 in patients with PNH who are receiving eculizumab that we initiated in February 2015. We are conducting this trial at multiple clinical sites in the United States.

In this clinical trial, doses of APL-2 are administered by subcutaneous injection to patients with PNH who are concurrently being treated with eculizumab at varying doses according to the treating physicians’ recommendations. We initially enrolled eight patients with PNH who participated in one of four cohorts. Each cohort was composed of two patients. The first two cohorts received a single dose of APL-2 ranging from 25 mg to 50 mg, and then, after a 28-day monitoring period, received daily doses of APL-2 for an additional 28 consecutive days at doses ranging from 5 mg/day to 30 mg/day. The other two cohorts received daily doses of 180 mg and 270 mg. Based on the combined safety and PD data from this and our other trials of APL-2, we amended the protocol to increase the number of patients in the fourth cohort to six and to provide that patients in the fourth cohort would receive a dose of 270 mg/day for up to two years.

APL-2 has been generally well tolerated by the patients in the trial with 10 serious adverse events reported across three patients. Only one of these serious adverse events was noted as possibly related to the administration of APL-2. The patient with this serious adverse event experienced liver pain and elevated liver enzyme levels. As a result, treatment with APL-2 was temporarily discontinued but treatment with eculizumab continued. This discontinuation was followed by a recurrence of anemia and required a blood transfusion. Treatment with APL-2 was reinitiated at a dose of 180 mg and then increased to 270 mg, and the patient’s hemoglobin levels increased. The patient later underwent surgery to improve the flow of bile. This intervention resulted in a lowering of the liver enzyme levels, which thereafter remained low.

The first two cohorts, in which patients received a dose of 5 mg/day or 30 mg/day of APL-2 for 28 days, did not show evidence of pharmacological activity. In the third cohort, in which patients received a dose of 180 mg/day, there were relevant changes in hematological indicators. Hemoglobin levels increased in both patients during the first two weeks of treatment and remained stable until the end of treatment on Day 28. There was also a reduction in reticulocyte counts. No patient required a red blood cell transfusion during the treatment period, in contrast to the period prior to the start of dosing.

In the fourth cohort, six patients received single doses of 270 mg/day of APL-2 for 28 days. After 28 days of treatment, all six patients experienced clinical improvement associated with relevant changes in hematological indicators and APL-2 treatment was continued. Hemoglobin levels increased and reticulocyte counts decreased in all six patients, and reached the normal range in five of the six patients. LDH levels decreased in all six patients. Additionally, C3 fragment deposition on mutant red blood cells was reduced in these patients. We have continued to monitor the patients in the fourth cohort, and during the six-month period following the 28-day monitoring period, the patients’ hemoglobin levels have remained in the normal range and LDH levels have continued to decrease.

As of February 28, 2018, four of the six patients who had been treated with daily doses of 270 mg of APL-2 and with eculizumab remain on treatment in the trial, having received treatment with APL-2 for a total of between 16 and 19 months.  Due to the response observed with the APL-2 treatment for each of the four remaining patients, the treating physicians have individually taken the decision either to reduce the dose of eculizumab to the label dose for patients who had received a higher dose of eculizumab or to withdraw eculizumab treatment.   We intend to report additional data from these patients in the second quarter of 2018.

Ongoing Phase 1b Clinical Trial with Treatment-Naïve Patients

We are conducting a Phase 1b open-label clinical trial of APL-2 in treatment-naïve patients with PNH that we initiated in December 2015. We are conducting this trial at multiple clinical sites outside of the United States.

We enrolled two cohorts of patients with PNH in this trial at doses of 180 mg/day of APL-2 for the first cohort of two patients and 270 mg/day for the second cohort of three patients. In this clinical trial, doses of APL-2 were administered by subcutaneous injection for up to 28 consecutive days. Based on the evidence of safety and activity observed during the first 28 days of treatment, we extended the administration period for the patients in the second cohort to one year, and increased the number of patients who may be enrolled in the second cohort. As of February 28, 2018, APL-2 had been generally well tolerated in these patients with six serious adverse events reported, each of which was considered unlikely to be related to administration of APL-2. In late October 2017, we learned that one patient with concomitant aplastic anemia developed bone marrow failure after one year of treatment with APL-2. Treatment with APL-2 was discontinued for this patient on November 14, 2017.  The investigator determined that the bone marrow failure in this patient was not related to the administration of APL-2.

In the first cohort in this trial, two treatment-naïve patients with PNH completed 28 days of treatment with daily doses of 180 mg/day of APL-2 administered by subcutaneous injection. Reductions in LDH levels were observed in both patients from Day 1 to Day 29. Hemoglobin levels were maintained above 80 g/L in both patients and neither required a transfusion during the treatment period. Both, however, required transfusions within four weeks of stopping APL-2.

In the second cohort in this trial, three enrolled treatment-naïve patients completed the initial 28-day treatment period with daily doses of 270 mg/day of APL-2 administered by subcutaneous injection. All three patients demonstrated reductions in LDH levels to within two times the upper limit of normal. All patients treated met the pre-determined criteria to continue dosing.  Of the three patients, one discontinued dosing after developing bone marrow failure, one continued dosing for more than 300 days before withdrawing for unrelated medical reasons, and one withdrew consent for personal reasons.

In the first quarter of 2018, we initiated enrollment of additional treatment-naive patients. We plan to report additional data from the Phase 1b trial in treatment-naïve patients in the second quarter of 2018.

Supporting Trials

We are conducting a Phase 1 trial to assess the safety and tolerability of APL-2 in patients with renal impairment. The study will initially include one cohort of eight patients with severe renal impairment and a second cohort of eight control patients and will evaluate various PK endpoints, in addition to safety and tolerability endpoints.

We are conducting a Phase 1 trial to determine the safety, PK and PD of twice-weekly and once-weekly subcutaneous administration of APL-2 in healthy volunteers. We intend to evaluate whether less frequent administration provides comparable PK and PD profiles to daily subcutaneous administration and may enable less frequent dosing in upcoming clinical trials.

We are conducting a Phase 1 trial to determine the safety, PK and PD of APL-2 in healthy volunteers of Japanese descent. We intend to evaluate whether APL-2 will have comparable PK and PD profiles in this population.

We plan to initiate long-term safety extension trials in the second half of 2018 to support subcutaneous dosing with APL-2 for patients with PNH who have previously participated in a clinical trial with APL-2.

We discontinued the single-center, observational, prospective natural history study of patients with PNH.

Completed Phase 1 Clinical Trials—Single and Multiple Ascending Dose in Healthy Volunteers

We have completed both single ascending and multiple ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of APL-2 in healthy volunteers. We conducted the trials at a single site in Australia to assess the safety, tolerability, PK and PD of APL-2.

In the Phase 1 single ascending dose trial, APL-2 was administered by subcutaneous injection to healthy volunteers on the first day of the trial and followed by either 29 or 43 days of monitoring depending on dosing level. We enrolled 31 subjects in this trial. These subjects participated in one of six cohorts at doses ranging from 45 mg to 1440 mg. In the Phase 1 multiple ascending dose trial, APL-2 was administered by subcutaneous injection to healthy volunteers daily for 28 consecutive days followed by 56 days of monitoring after last dosing. We enrolled 20 subjects in this trial. These subjects participated in one of four cohorts at doses ranging from 30 mg to 270 mg/day.

A total of 24 subjects received single doses of APL-2 at doses up to 1440 mg and 16 subjects received multiple doses of APL-2 for 28 consecutive days at doses up to 270 mg/day. A total of eleven subjects received either single or multiple administrations of a placebo in these trials.

We observed the following in the trials:

•	APL-2 was well tolerated in both trials with no serious adverse events reported;
•	the PK of APL-2 in humans was in line with our expectations derived from preclinical data, with little inter-subject variability observed;
•	in the multiple ascending dose trial, the plasma concentration of APL-2 increased over time, reaching maximum concentration after the last day of administration on day 28; and
•	in both trials, we observed a dose-dependent increase in C3 that is indicative of APL-2 binding to C3.

In these trials, we assessed inhibition of hemolysis of red blood cells by using ex vivo serum-induced hemolysis. In the multiple ascending dose trial, at a dose level of 180 mg/day of APL-2, reduction of ex vivo serum-induced hemolysis was observed as early as seven days after initiation of treatment, continued for the duration of treatment, and reached a maximum of more than 80% in two of the four subjects who received 180/mg day of APL-2 and of more than 60% in the other two subjects. At the dose level of 270 mg/day of APL-2, reduction of ex vivo serum-induced hemolysis was observed as early as seven days after initiation of treatment, continued for the duration of treatment, and reached a maximum reduction of more than 90% in three of the four subjects who received 270 mg/day of APL-2. The fourth subject on active treatment had a more moderate reduction compared to placebo.

Preclinical Studies

We have conducted numerous preclinical studies of APL-2 in animals and in laboratory samples to assess the safety of APL-2, including repeat-dose subcutaneous and intravenous toxicity studies of APL-2 in rats, rabbits and monkeys for durations of up to nine months. In these studies, there were no significant macroscopically observable or clinical pathology drug-related changes in any species at any of the doses tested. Similarly, there was no evidence of a potential for adverse effects on myocardial conduction, cardiovascular and respiratory systems in either species and no genotoxicity potential was observed. In addition, no signs of infection were observed in any of the studies that we conducted. The main toxicity observed at the highest doses tested was microscopic kidney damage, likely resulting from accumulation of APL-2 in the kidney, which is one of the organs we believe to be responsible for its clearance from the body.

While there is no animal model of PNH, APL-2 inhibited both hemolysis of red blood cells by the membrane attack complex and C3 fragment deposition on the surface of these cells in preclinical studies that we conducted ex vivo on blood samples from patients with PNH.

Autoimmune Hemolytic Anemia (Systemic APL-2)

Autoimmune hemolytic anemia, or AIHA, comprises a group of rare, autoimmune diseases characterized by autoantibody-initiated premature destruction of red blood cells and classified by the type of immunoglobulin involved in causing the disease and its thermal optimum for binding red blood cells. Complement plays a major role in red blood cell destruction in AIHA through extravascular hemolysis, which corresponds to the removal and destruction of opsonized red blood cells from the blood vessels by the spleen or liver, and intravascular hemolysis, which corresponds to the destruction of the red blood cells following the formation of the membrane attack complex in the membrane of the red blood cells in the blood vessels. We are developing APL-2 as a therapy for two subtypes of AIHA: cold agglutinin disease, or CAD, and warm antibody AIHA, or wAIHA.

There is no FDA-approved drug therapy specifically for either subtype of AIHA. The primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

We believe that C3 inhibition has the potential to prevent C3-related opsonization and extravascular hemolysis in AIHA patients, and that inhibiting the complement system by targeting C3 may have the same impact, if not greater, as other complement pathway drugs in these diseases.

We plan to initiate a Phase 2 open-label, prospective, 12-month trial in patients with a primary diagnosis of wAIHA or CAD in the first half of 2018 to assess safety, tolerability and preliminary evidence of activity of C3 complement inhibition with APL-2 in these patients. We plan to enroll 12 patients, six patients with wAIHA in cohort 1 and six patients with CAD in cohort 2. Patients in each cohort will receive either 270 mg/day or 360 mg/day of APL-2 treatment for up to 12 months. Dose escalation from 270 mg/day to 360 mg/day or de-escalation from 360 mg/day to 270 mg/day may occur after thorough evaluation of available safety and laboratory assessment. Primary efficacy endpoints will include change from baseline hemoglobin levels, number of red blood cell transfusions during the trial, change from baseline in absolute reticulocyte count, LDH, haptoglobin, indirect bilirubin, APL-2 serum concentration and other PK parameters, change in quality of life scores, and measurements of complement levels and C3 deposition on red blood cells. This trial will be conducted under our existing IND for PNH.  We plan to report data from these patients in the second quarter of 2018.

Nephrology (systemic APL-2)

Complement-Dependent Nephropathies

IgA nephropathy, or IgAN, lupus nephritis, idiopathic membranous nephropathy and C3 glomerulopathy are diseases caused by activation of complement pathways. In all of these diseases, immune complexes (autoantibody-antigen complexes) or C3 are deposited in the portion of the kidney known as the glomeruli, which is responsible for blood filtration. These deposits lead to activation of either all three or two of the three principal pathways of the complement system: classical, lectin and alternative. By targeting C3 at the point of convergence of all three pathways, we believe APL-2 has the potential to prevent C3 activation and C3-mediated inflammatory response responsible for the renal manifestations of injury common to all these diseases. We met with the FDA in October 2017 in a pre-IND meeting and submitted an IND to the FDA in November 2017.

We plan to initiate a single prospective open label Phase 2  clinical trial in patients who have been clinically diagnosed with IgA nephropathy (IgAN), lupus nephritis, idiopathic membranous nephropathy or C3 glomerulopathy in the first half of 2018 to evaluate safety and preliminary activity of APL-2 in patients with these complement-dependent nephropathies.  We plan to enroll up to 12 patients per disease.  The clinical diagnosis for each patient must be confirmed by renal biopsy prior to dosing with APL-2. Each patient will receive once daily subcutaneous infusions of up to 360 mg  ofAPL-2 for 16 weeks. The primary efficacy endpoint will be the reduction in proteinuria from baseline to week 16. Based on the scientific literature, which has shown a correlation between reduced proteinuria and improved clinical outcomes, we believe that a substantial reduction in proteinuria is considered reasonably likely to predict a clinical benefit in IgAN, and the FDA has accepted reduction in proteinuria as an endpoint in third-party clinical trials for each of the indications that we are evaluating in the trial.  We plan to report data from these patients in the second half of 2018.

Other Complement-Dependent Diseases

We are developing APL-9 for intravenous administration in systemic indications.  We are conducting a single ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of APL-9 in healthy volunteers.   This trial will enable us to determine the safety, PK and PD of APL-9.   In this trial, APL-9 will be administered by an intravenous infusion of approximately 30 minutes to healthy volunteers on the first day of the trial and followed by eight days of monitoring. We plan to enroll 24 subjects in this trial. Subjects will participate in one of four cohorts. The starting dose for the first cohort will be 30 mg of APL-9 and we will determine the doses for the subsequent cohorts after safety review by a safety monitoring committee.

Systemic Administration Drug Delivery System

In our clinical trials, we are currently using an off-the-shelf, FDA-cleared device that enables patients to self-administer APL-2 through subcutaneous infusion. In addition, we are developing, with a third-party manufacturer, a custom, on-body drug delivery system that would further improve the ease of self-administration of APL-2. While our goal is to commercially launch APL-2 in PNH together with the custom drug delivery system, we can commercialize APL-2 without the custom drug delivery system, in which case marketing approval for APL-2 will not be contingent upon approval of the drug delivery system.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position in a variety of ways, including by pursuing patent protection in certain jurisdictions where it is available. For example, we file U.S. and certain foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We have developed our lead product candidate, APL-2, which is an analog of the cyclic peptide compstatin, based on technology that we have exclusively licensed from the Trustees of the University of Pennsylvania, or Penn, including a license agreement with Penn that was assigned to us in connection with our acquisition of the assets of Potentia in September 2015. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and two pending U.S. patent applications, including original filings, continuations and divisional applications, and numerous foreign counterparts, with claims granted or pending in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering our lead product candidate, APL-2, and that specifically recite the active component. These patents have terms that extend to 2026.

In addition to the intellectual property licensed from Penn, as of December 31, 2017, we own a total of six U.S. patents and 19 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications. Our patent applications include families of US and foreign applications relating, for example, to certain compstatin analogs with a prolonged in vivo half-life, including APL-2, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents issuing from these applications would expire in 2032 or 2033. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered APL-2. Patents based on these applications would expire between 2036 and 2038. Finally, the filings include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of Potentia’s assets. These acquired Potentia patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, including APL-2, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term adjustment or extension or other market exclusivity that may be available to us.

We granted rights to use our intellectual property to manage our Phase 1 and 2 clinical trials in Australia and exclusive rights to distribute our product within Australia, South Korea, Singapore, Indonesia, Malaysia, the Philippines, Thailand, Vietnam and New Zealand to our wholly-owned subsidiary, Apellis Australia Pty Ltd.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Patent License Agreement with The Trustees of the University of Pennsylvania (Non-ophthalmic Fields of Use)

In March 2008, Apellis AG entered into an agreement with Penn for an exclusive worldwide license, under specified patent rights controlled by Penn, to develop and commercialize products covered by the licensed patent rights for all fields except the treatment of ophthalmic indications. This license was assigned to us in 2010 in connection with our acquisition of Apellis AG, and we have the right to grant sublicenses under this license.

The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering our lead compound, APL-2, and specifically recite APL-1.

In exchange for the rights licensed from Penn, Apellis AG transferred to Penn shares of Potentia common stock that it had purchased from Potentia with a $250,000 promissory note in 2008. In 2010, Apellis AG assigned its Penn license to us together with the promissory note. We repaid the promissory note in full in 2013.

Under the license agreement, we are obligated to make a $100,000 annual license maintenance payment to Penn until the first commercial sale of a licensed product, some of which may become creditable against milestone payments under specified circumstances. We may also become obligated to make payments to Penn aggregating up to $1,650,000 based on achieving specified development and regulatory approval milestones and up to $2,500,000 based on achieving specified annual sales milestones with respect to each of the first two licensed products, and to pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees.

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country.

The agreement obligates us to use commercially reasonable efforts to develop licensed products in accordance with a development plan, which we update annually, and a development milestone timetable specified in the agreement and to use commercially reasonable efforts to commercialize licensed products.

Penn has the right to terminate the agreement if we breach the agreement and fail to cure our breach within specified cure periods or in the event of specified bankruptcy, insolvency and liquidation events. We have the right to terminate the agreement for our convenience at any time on 60 days’ notice to Penn.

Amended and Restated Patent License Agreement with The Trustees of the University of Pennsylvania (Ophthalmic Field of Use)

At the same time that it entered into the agreement with Apellis AG, Penn licensed rights to the same portfolio of cases to Potentia, to develop and commercialize products covered by the licensed patent rights for the treatment of ophthalmic indications. In September 2015, Potentia assigned the license agreement between Potentia and Penn to us in connection with our acquisition of the assets of Potentia pursuant to an asset purchase agreement with Potentia.

Upon Potentia’s assignment of the license to us, we became the licensee and are obligated to make a $100,000 annual license maintenance payment to Penn until the first commercial sale of a licensed product. We also became obligated to make payments to Penn aggregating up to $3,200,000 based on achieving specified development and regulatory approval milestones and up to $5,000,000 based on achieving specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees.

Our royalty obligation with respect to each licensed product in a country will extend until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the tenth anniversary of the first commercial sale of the licensed product in the country.

We have the right to grant sublicenses under the license.

We also are obligated to use commercially reasonable efforts to develop licensed products in accordance with a development plan, which we will update annually, and a development milestone timetable specified in the agreement and to use commercially reasonable efforts to commercialize licensed products.

Penn has the right to terminate the agreement if we breach the agreement and fail to cure our breach within specified cure periods or in the event of specified bankruptcy, insolvency and liquidation events. We have the right to terminate the agreement for our convenience at any time on 60 days’ notice to Penn.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a number of currently marketed products and product candidates in preclinical research and clinical development by third parties to treat the various diseases that we are targeting. In general, these products and product candidates can be categorized based on their proposed mechanisms of action. The mechanisms of action for these product candidates include inflammation suppression by agents such as complement inhibitors and corticosteroids, as well as immune modulators, visual cycle modulators, anti-amyloid agents, antioxidants, neuroprotectants, cell and gene therapies and vascular and interstitial tissue remodeling agents.

If our lead product candidate is approved for the indications for which we are currently undertaking or planning clinical trials, it will compete with the products and product candidates discussed below.

GA.    There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody being developed by Novartis AG that is in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Ophthotech Corporation that is in Phase 2/3 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including compounds being developed by Allergan PLC and Regenerative Patch Technologies. In September and December 2017, Roche announced that its Phase 3 trials of lampalizumab in GA had failed to meet its primary endpoint.

PNH.     Eculizumab, a C5 complement inhibitor, which is marketed as Soliris by Alexion Pharmaceuticals, Inc., is the only drug approved for the treatment of PNH. Alexion is also developing ALXN1210 for patients with PNH which is currently in Phase 3 trials. ALXN1210 is designed to have a longer half-life and greater inhibition of C5 than eculizumab. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including the following:

•	a product candidate directed at C3 complement inhibition that is currently in preclinical development by Amyndas Pharmaceuticals SA;
•

product candidates directed at C5 complement inhibition such as ALN-CC5, an RNAi therapeutic targeting C5 being developed by Alnylam Pharmaceuticals, Inc. that is in early clinical trials, Coversin, a small protein inhibitor of C5 being developed by Akari Therapeutics, Plc. that is in Phase 2 clinical trials, Ra101495, a cyclic peptide inhibitor of C5 that is currently in Phase 2 development by Ra Pharmaceuticals, Inc., and LFG316, an anti-C5 monoclonal antibody that is currently in Phase 2 trials by Novartis;

•

other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc., and ACH-4471 (previously ACH-CFDIS), an orally available small molecule inhibitor of complement factor D, that is currently in early clinical development by Achillion Pharmaceuticals, Inc.; and

•	Amgen is developing ABP959, a biosimilar for eculizumab that is in early clinical development.

AIHA.    There are no currently marketed drug treatments for AIHA, but there are currently treatments in development for AIHA, including:

•	Fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rigel Pharmaceuticals, Inc. is now in Phase 2 trials in AIHA patients; and
•	TNT-009/BIVV009, a C1s monoclonal antibody inhibitor, which is being developed by Bioverativ Inc., and is in early clinical trials in patients with CAD.

Complement-Dependent Nephropathies.    There are no currently marketed drug treatments for complement-dependent nephropathies, but OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, is being developed by Omeros Corp. as a treatment for IgAN and is entering Phase 3 clinical trials.

Sales and Marketing

We hold worldwide commercialization rights to all our product candidates. We plan to build focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. In other indications, we may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Although we intend to rely on third-party contract manufacturers to produce our products, we have recruited personnel with experience to manage the third-party contract manufacturers producing our product candidates and other product candidates or products that we may develop in the future.

The process for manufacturing our product candidates consists of chemical synthesis, purification using liquid chromatography, and freeze drying into solid form. Each of these steps involves a relatively routine chemical engineering process. We expect the costs associated with manufacturing drug substance for our product candidates may be comparable to the current manufacturing costs for other similarly sized peptide-based components.

We have engaged a limited number of third-party manufacturers to provide all of our raw materials, drug substances and finished products for use in clinical trials. Our raw materials, drug substances and finished products have been produced under master service contracts and specific work orders from these manufacturers pursuant to agreements that include specific supply timelines and volume and quality expectations. We choose the third-party manufacturers of the raw materials and drug substances based on the volume required and the regulatory requirements at the relevant stage of development. All lots of drug substances and finished products used in clinical trials are manufactured under current good manufacturing practices. A separate third-party manufacturer has been responsible for fill and finish services and for labeling and shipment of the final drug products to the clinical trial sites.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities, including state agencies.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage.  Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA requirements in order to use the study as support for an IND or application for marketing approval. Those requirements provide that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects.

In addition to the IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human Clinical Studies in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

•

Phase 4: Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, or FDARA, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Fourth, with passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. There is limited experience with accelerated approvals by the FDA based on intermediate clinical endpoints. However, the FDA has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, the FDA’s regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution of and tracing of prescription drugs and prescription drug samples at the federal level, and sets minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug...”

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

Under FDARA, a priority review track will be established for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes the FDA to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments.

In addition, FDARA requires the FDA to meet early in the development process to discuss pediatric study plans with drug sponsors. The legislation requires the FDA to meet with drug sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Those circumstances include instances in which another sponsor’s application for the same drug product and indication is shown to be “clinically superior” to the previously approved drug. In this context, clinically superior means that the drug provides a significant therapeutic advantage over and above the already approved drug in terms of greater efficacy, greater safety or by providing a major contribution to patient care. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Under FDARA, orphan exclusivity will not bar approval of another orphan drug under certain circumstances, including if a subsequent product with the same drug for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Review and Clearance or Approval of Medical Devices in the United States

Medical devices in the United States are strictly regulated by the FDA. Under the FDCA, a medical device is defined as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of the product is achieved through chemical action or by being metabolized by the body, the product is usually a drug. If not, it is generally a medical device.

Unless an exemption applies, a new medical device may not be marketed in the United States until it has been cleared through filing of a 510(k) premarket notification, or 510(k), or approved by the FDA pursuant to a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices have the lowest level or risk associated with them, and are subject to general controls, including labeling, premarket notification and adherence to the Quality System Regulation, or QSR. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are subject to most of the aforementioned requirements as well as to premarket approval.

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product.

Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect safety or effectiveness or constitute a major change in the intended use of the device. Modifications to a 510(k)-cleared device frequently require the submission of a traditional 510(k), but modifications meeting certain conditions may be candidates for FDA review under a Special 510(k). If a device modification requires the submission of a 510(k), but the modification does not affect the intended use of the device or alter the fundamental technology of the device, then summary information that results from the design control process associated with the cleared device can serve as the basis for clearing the application. A Special 510(k) allows a manufacturer to declare conformance to design controls without providing new data. When the modification involves a change in material, the nature of the “new” material will determine whether a traditional or Special 510(k) is necessary.

Review and Approval of Combination Products in the United States

Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities, and frequently by different Centers at the FDA. These products are known as combination products. Under regulations issued by the FDA, a combination product may be:

•	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;
•

a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

•

any investigational drug or device packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. That determination is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a device-drug combination product is attributable to the drug product, the FDA Center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Procedures Governing Approval of Drug Products in the European Union

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an E.U. member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a product under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all E.U. member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to applicants who wish to market a product in various E.U. member states where such product has not previously received marketing approval in any E.U. member states. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.

Clinical Trial Approval

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a clinical trial application is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the European Union passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. The Regulation was published on June 16, 2014 but is not expected to apply until 2019. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the E.U. portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts—Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned; strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist.  The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure.  Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies.  Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted.  Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.  A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Data and Market Exclusivity in the European Union

In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company can complete a full MAA with a complete database of pharmaceutical tests, preclinical tests and clinical trials and obtain marketing approval of its product.

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the European Union market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Orphan Drug Designation and Exclusivity

Regulation 141/2000 provides that a drug shall be designated as an orphan drug if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Community when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Community and that without incentives it is unlikely that the marketing of the drug in the European Community would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation 847/2000 sets out criteria and procedures governing designation of orphan drugs in the European Union. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinically relevant superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs pursuant to Regulation 141/2000 shall be eligible for incentives made available by the European Community and by the member states to support research into, and the development and availability of, orphan drugs.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme or making false statements in connection with the delivery of or payment for health care benefits, items, or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities and their business associates that associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to physicians and teaching hospitals and information regarding ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

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

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Scientific Advisory Boards

Our scientific advisory board includes physicians and scientists recognized as authorities in the areas of hematology, neurology, ophthalmology and pulmonology. Our scientific advisory board meets annually and provides scientific and clinical insights and strategic guidance to us as we continue to advance our product candidates through research and development.

Employees

As of February 28, 2018, we had  39 full-time or part-time employees, including three employees with M.D./Ph.D. degrees, one employee with M.D. degree and four employees with Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $46.5 million, $27.1 million and $51.0 million for the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $149.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and through private placements of our preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2017, we had cash and cash equivalents of $175.6 million. We do not believe that those cash and cash equivalents will be sufficient to enable us to fund our current operations for longer than 12 months from the date of this Annual Report on Form 10-K and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. If we are unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2015, 2016 and 2017, we used net cash of $18.9 million, $26.0 million and $46.6 million, respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2017, our cash and cash equivalents were $175.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents  as of December 31, 2017 will not be sufficient to complete our planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2019. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

The success of APL-2 will depend on several factors, including the following:

•	successful recruitment of subjects, enrollment in and completion of our ongoing and planned clinical trials;
•	initiation and successful recruitment of subjects, enrollment in and completion of additional clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;
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

In our Phase 2 trial of APL-2 in patients with GA, the most frequently reported adverse events were associated with the injection procedure in the study eye. These adverse events included two cases of confirmed endophthalmitis, which is inflammation in the eye typically caused by infection, and one case of presumed endophthalmitis where the culture tested negative for bacterial growth. In addition, during the 12-month treatment period and the subsequent six-month period during which no treatment was administered, we observed a higher incidence of new onset exudation, or fluid leakage in the retinas of eyes in which exudation had not previously been reported, in the study eyes treated with APL-2, predominantly in patients with a history of wet AMD in the non-study eye, or fellow eye. Specifically, we observed that, after the 12 month treatment period and the six-month monitoring period, 21% of patients who received administration of APL-2 every month and 9% of patients who received administration of APL-2 every other month showed new onset exudation in the study eye as compared to 1% of the sham group. As we continue development of APL-2 for GA, if a significant number of patients develop new onset exudation, then we may need to limit development of intravitreal APL-2 to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

Serious adverse events have also been reported in our Phase 1b trials of APL-2 for paroxysmal nocturnal hemoglobinuria, or PNH. In our Phase 1b trial of APL-2 in patients receiving treatment with eculizumab, one serious adverse event was noted as possibly related to the administration of APL-2. The patient with this serious adverse event experienced liver pain and elevated liver enzyme levels. As a result, treatment with APL-2 was temporarily discontinued but treatment with eculizumab continued. This discontinuation was followed by a recurrence of anemia and required a blood transfusion, and treatment with APL-2 was reinitiated. Following resumption of treatment, the patient had surgery, which resulted in a lowering of liver enzyme levels. In late October 2017, in our Phase 1b trial of APL-2 in treatment-naïve patients, we learned that one patient with concomitant aplastic anemia developed bone

marrow failure after one year of treatment with APL-2.   Treatment with APL-2 was discontinued on November 14, 2017.  The investigator determined that the bone marrow failure in this patient was not related to the administration of APL-2. Development of bone marrow failure is a known risk in patients with PNH. In third-party studies, bone marrow failure occurred in between 15% and 30% of PNH patients, regardless of treatment with eculizumab. However, there can be no assurance that the administration of APL-2 could not have contributed to the bone marrow failure experienced by this patient.

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

In particular, the successful completion of our clinical development program for APL-2 for the treatment of PNH is dependent upon our ability to enroll a sufficient number of patients with PNH. PNH is a rare disease with a small patient population, and many of those patients are treated with eculizumab, marketed as Soliris by Alexion Pharmaceuticals, Inc., or Alexion. Further, there are only a limited number of specialist physicians that regularly treat patients with PNH and major clinical centers that support PNH treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with PNH and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches. Given the severe and life-threatening nature of PNH and the expectation that many patients will be on treatment with eculizumab, we may encounter difficulty in recruiting a sufficient number of patients for our trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of APL-2 in PNH in a timely and cost-effective manner.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. In our Phase 3 trials, we expect that we will set statistical significance at a p-value of 0.05 or less, meaning that there is a 1-in-20 or less probability that the observed results occurred by chance rather than as a treatment effect.   In our Phase 2 trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less probability that the observed results occurred by chance. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of APL-2 is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates for the treatment of complement-dependent diseases. These other product candidates will require additional, time-consuming and costly development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody being developed by Novartis AG that is in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Ophthotech Corporation that is in Phase 2/3 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including compounds being developed by Allergan PLC and Regenerative Patch Technologies. In September and December 2017, F. Hoffmann-La Roche, or Roche, announced that lampalizumab, a complement factor D inhibitor being developed by Roche for the treatment of GA, had failed to meet its primary endpoint in its Phase 3 clinical trials.

The principal competitor for PNH, and possibly other indications in our hematology and nephrology programs is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion and is the only drug approved for the treatment of PNH. Alexion is conducting Phase 3 trials of ALXN1210 for patients with PNH.  ALXN1210 is designed to have a longer half-life and greater inhibition of C5 than eculizumab. We are aware of a number of other companies that are actively developing product candidates for the treatment of PNH, including a product candidate directed at C3 complement inhibition that is currently in preclinical development by Amyndas Pharmaceuticals SA; product candidates directed at C5 complement inhibition such as ALN-CC5, an RNAi therapeutic targeting C5 being developed by Alnylam Pharmaceuticals, Inc. that is in early clinical trials; Coversin, a small protein inhibitor of C5 being developed by Akari Therapeutics, Plc. that is in Phase 2 clinical trials; Ra101495, a cyclic peptide inhibitor of C5 that is currently in Phase 2 trials by Ra Pharmaceuticals, Inc., and LFG316, an anti-C5 monoclonal antibody that is currently in Phase 2 trials by Novartis; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc., and ACH-4471 (previously ACH-CFDIS), an orally available small molecule inhibitor of complement factor D, that is currently in early clinical development by Achillion Pharmaceuticals, Inc. Amgen is developing ABP959, a biosimilar for eculizumab that is in early clinical development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

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

Although we maintain product liability insurance coverage in the amount of up to $20.0 million in the aggregate and clinical trial liability insurance of up to $20.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. We do not have long-term supply agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we have experienced issues associated with the manufacturing process for APL-2 that have resulted in delays in the supply of APL-2. These delays resulted in us incurring additional costs and delays in our PNH development program. If we experience other issues or delays in the future, our development of APL-2 may be materially delayed and our business adversely affected.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

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

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

As of February 28, 2018, we had 39 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

Risks Related to Ownership of Our Common Stock

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

The trading price of our common stock is highly volatile, which could result in substantial losses for our stockholders.

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from November 9, 2017 to March 12, 2018, the closing sales price of our common stock ranged from a high of $24.94 per share to a low of $12.71 per share. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

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

We have broad discretion in the use of our funds and may not use them effectively.

Our management will have broad discretion in the application of our cash and cash equivalents and could spend our funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our funds in a manner that does not produce income or that loses value.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2022, or until such earlier time as we have more than $1.07 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to SOX Section 404 we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC and after we are no longer an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 12, 2018, we have 50,372,762 shares of common stock outstanding. Of these shares, 38,542,937 shares are currently restricted under securities laws or as a result of lock-up agreements with the representatives of the underwriters for our initial public offering or other agreements.  These lock-up restrictions are due to expire on May 6, 2018, resulting in these shares becoming eligible for public sale on May 7, 2018, subject to applicable securities laws. The representatives of the underwriters may release stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.

In November 2017, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of March 12, 2018, we had options to purchase an aggregate of 7,399,018 shares of our common stock outstanding, of which options to purchase 3,470,675 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.  Moreover, holders of an aggregate of 30,070,034 shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had both federal and state net operating loss carryforwards of $118.8 million, and federal research and development tax credit carryforwards of $8.3 million, all of which if not utilized will begin to expire in 2024. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

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

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 12, 2018, our executive officers and directors, and entities associated and affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 34.4% of our outstanding common stock, and our largest stockholder, Morningside Venture Investments, Ltd., beneficially owned approximately 22.5% of our outstanding common stock. If, as we expect, Potentia Holdings LLC distributes the shares of our common stock it holds to its stockholders at some point in the future, the percentage of our shares held by certain of our directors and executive officers who are stockholders of Potentia Holdings LLC will increase. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

•	delay, defer or prevent a change in control;
•	entrench our management or the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Some of these persons or entities may have interests different than those of our other investors. For example, because many of these stockholders purchased their shares at prices substantially below the price at which other investors purchased shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in the best interests of our stockholders. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will continue to cover us or provide favorable coverage. Securities or industry analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may negatively impact the market price of our common stock. In the event we do have analyst coverage, if one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities consist of office space of approximately 7,125 square feet in Crestwood, Kentucky under a lease that expires in July 2018, office space of approximately 6,125 square feet in Waltham, Massachusetts under a lease that expires in June 2022, office space of approximately 1,250 square feet in Cambridge, Massachusetts under a lease that expires in October 2018, and office space of approximately 1,875 square feet in San Francisco, California under a lease that expires in June 2019.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “APLS” since November 9, 2017. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market from November 9, 2017 to December 31, 2017:

	High	Low
Year Ending December 31, 2017:
Fourth Quarter (from November 9, 2017)	$24.17	$12.45

Holders of Record

As of March 12, 2018, we had 112 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. In addition, our term loan facility with Silicon Valley Bank contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock, and future debt securities or other financing arrangements could contain similar or more restrictive negative covenants.  We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock between November 9, 2017 (the first date that shares of our common stock were publicly traded) and December 31, 2017, with the cumulative total return of (a) The Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on November 9, 2017 in our common stock and each of the other indices described above. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock with the exception of November 9, 2017, which is the opening price based on initial trading of our common stock.

Use of Proceeds from our Public Offering of Common Stock

On November 13, 2017, we closed our initial public offering, or IPO, of 10,714,000 shares of our common stock at a price to the public of $14.00 per share resulting in gross proceeds of approximately $150.0 million. In addition, on December 13, 2017, the Company issued and sold an additional 981,107 shares of common stock at a price to the public of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in gross proceeds of approximately $13.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220941), which was declared effective by the SEC on November 8, 2017. Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Evercore Group L.L.C. acted as joint book-running managers for the IPO and as representatives of the underwriters. The IPO commenced on November 8, 2017 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the IPO of approximately $150.0 million, after deducting underwriting discounts and commissions of $11.5 million and offering expenses of $2.3 million payable by us.

As of December 31, 2017, we have used approximately $9.9 million of the net proceeds from the IPO primarily to find pre-clinical trials of APL-2, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the IPO to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10% or more of our common stock, or to any affiliate of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus dated November 9, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017 and the selected consolidated balance sheet data at December 31, 2015, 2016 and 2017 from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2016	2017
Consolidated Statement of Operations Data:
Operating expenses:
Research and development (1)	$13,730,311	$22,978,599	$40,303,878
Cost of acquired in-process research and development	26,486,000	—	—
General and administrative (1)	6,356,782	4,303,743	10,463,151
Operating loss	(46,573,093)	(27,282,342)	(50,767,029)
Loss from remeasurement of fair value of warrant	—	—	(153,692)
Interest income (expense), net (2)	50,853	135,309	(96,915)
Other income, net	6,284	22,396	11,542
Net loss and comprehensive loss	$(46,515,956)	$(27,124,637)	$(51,006,094)
Net loss per common share, basic and diluted	$(8.03)	$(3.22)	$(3.68)
Weighted-average number of common shares used in net loss per share, basic and diluted	5,795,040	8,428,366	13,870,949

(1)	Includes share based compensation as follows:

	Year Ended December 31,
	2015	2016	2017
Research and development	$171,388	$377,776	$2,678,956
General and administrative	374,313	701,212	2,739,754
Total share-based compensation expense	$545,701	$1,078,988	$5,418,710
(2)

Includes amortization of debt discount associated with term loan facility and promissory note due to the issuance of warrants.  See Notes 6 and 7 to our audited consolidated financial statements included elsewhere in this report.

(3)

See Note 13 in the notes to our audited consolidated financial statements appearing at the end of this document for a description of the method used to calculate basic and diluted net loss per common share.

	December 31,
	2015	2016	2017
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,003,546	$24,863,488	$175,643,529
Working capital	34,843,678	23,729,792	175,461,348
Total assets	38,177,109	27,433,258	182,131,456
Term loan facility	—	—	19,806,944
Promissory note related party	—	—	6,583,402
Total liabilities	3,200,160	3,638,938	33,188,596
Convertible preferred stock	77,191,906	92,054,926	-
Accumulated deficit	(71,132,922)	(98,257,559)	(149,263,653)
Total stockholders' equity	34,976,949	23,794,320	148,942,860

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have the most advanced clinical program targeting C3. We believe that our lead product candidate, APL-2, has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for two distinct medical conditions—geographic atrophy in age-related macular degeneration, or GA, and paroxysmal nocturnal hemoglobinuria, or PNH—and we plan to conduct clinical trials in additional complement-dependent diseases. In our Phase 2 trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months, and we are planning to initiate a Phase 3 clinical program evaluating APL-2 in patients with GA.  In our two ongoing Phase 1b trials in PNH, APL-2 achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We are also developing other novel compounds targeting C3. We hold worldwide commercialization rights to APL-2 and these other novel compounds targeting C3.

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

On November 13, 2017, we issued and sold 10,714,000 shares of common stock in our initial public offering or IPO, at a price to the public of $14.00 per share for net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of approximately $2.3 million.  In addition, on December 13, 2017, we issued and sold an additional 981,107 shares of common stock at a price to the public of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for net proceeds of approximately $12.8 million, after underwriting discounts and commissions.  On November 13, 2017, upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 30,070,034 shares of common stock.

To date, we have financed our operations primarily through $149.9 million in net proceeds from the IPO, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to an affiliate of one of our stockholders.

In September 2015, we acquired the assets of Potentia Pharmaceuticals, Inc., or Potentia, pursuant to an asset purchase agreement with Potentia. The acquired assets consist primarily of a license agreement with the University of Pennsylvania, or Penn, that was assigned to us. This license agreement with Penn provides us with an exclusive license, under specified patent rights controlled by Penn, to develop and commercialize products covered by the licensed patent rights for ophthalmic indications. Upon the closing of the asset acquisition, we issued 3,844,352 shares of our common stock to Potentia, and incurred an in-process research and development expense of $26.5 million. Certain of our directors and officers are directors, officers and stockholders of Potentia. We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $46.5 million, 27.1 million and $51.0 million for the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $149.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including our planned Phase 3 trials in GA and PNH; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs. In addition, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2017, we had cash and cash equivalents of $175.6 million. We do not believe that those cash and cash equivalents will be sufficient to enable us to fund our current operations for longer than 12 months from the date of this Annual Report on Form 10-K and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment.

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

The following summarizes our most advanced research and development programs:

•

GA. We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth at 12 months compared to sham. We plan to initiate Phase 3 clinical trials of APL-2 in GA in the second half of 2018 and to initiate a Phase 1b/2 trial of APL-2 in patients with wet AMD in the second quarter of 2018.

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in treatment-naïve patients, APL-2 treatment was associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We plan to initiate a Phase 3 clinical trial in patients with PNH in the second half of 2018.

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

Loss From Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants consists of losses from the remeasurement of the fair value of our liabilities related to the common stock warrants that we issued to Silicon Valley Bank on October 20, 2017. Prior to our IPO, these warrants were exercisable into shares of common stock that were contingently redeemable in certain circumstances.  As such, we classified these warrants as liabilities in the consolidated balance sheet at their estimated fair values at issuance, and we recorded the change in the estimated fair values at December 31, 2017 as loss from remeasurement of fair value of warrants during the year ended December 31, 2017.

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

While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and contract manufacturing organizations, or CMOs, in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and CMOs. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs and CMOs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting expense amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Share-Based Compensation

We measure share-based awards granted to employees, consultants and members of the board of directors at fair value on the date of grant and recognize the corresponding share-based compensation expense of those awards, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock, with reference to arms’ length transactions effected contemporaneously with the date of grant of the stock options.

We measure other share-based awards granted to non-employees at fair value as of the end of each reporting period and record expense for the awards over the period in which the related services are rendered.

We estimated the fair value of each stock option grant using the Monte Carlo simulation model, or Monte Carlo, for grants made on or prior to June 30, 2015 and the Black-Scholes option pricing model, or Black-Scholes, for grants made on or after July 1, 2015. We historically have been a privately-held company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of a representative group of publicly traded biopharmaceutical companies and expect to continue to do so until we have adequate historical data regarding the volatility of our traded stock price. We determine the expected term of our options utilizing the probability weighted time to liquidity event at each grant date, assuming that holders of our options will exercise at the time of such liquidity event. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We assume an expected dividend yield of zero because we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Valuations of Common Stock

Due to the absence of a public trading market for our common stock, since inception through November 9, 2017, which is the date our common stock commenced trading on the Nasdaq Global Select Market, our retrospective and contemporaneous determinations of the fair value of our common stock were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. There are significant judgments and estimates inherent in the determination of the fair value of our common stock, including the contemporaneous and retrospective valuations. These judgments and estimates include assumptions regarding our future operating performance, the probability and timing of completing an initial public offering or other liquidity event and the determinations of the appropriate valuation methods. If we had made different assumptions, our share-based compensation expense, net loss and net loss per share could have been significantly different.

Since the IPO, we have determined the fair market value of our common stock using the market closing price of our common stock as reported on the Nasdaq Global Select Market.

Valuation Methodologies

Prior to our IPO, the common stock valuations were prepared using a hybrid of the option-pricing method, or OPM, and the probability-weighted expected return method, or PWERM.

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

The OPM uses Monte Carlo or Black-Scholes to price the call options. This model defines the securities’ fair values as functions of the current fair value of a company and uses assumptions such as the anticipated timing of a potential liquidity event and the estimated volatility of the equity securities. The aggregate value of the common stock derived from the OPM is then divided by the number of shares of common stock outstanding to arrive at the per share value.

We used the OPM backsolve approach to estimate enterprise value under the OPM. The OPM backsolve approach uses the OPM to calculate the implied equity value based on recent sales of the company’s securities. For the OPM, we based our assumed volatility factor on the historical trading volatility of our publicly traded peer companies. For each valuation date, we determined the appropriate volatility to be used, considering such factors as our expected time to a liquidity event and our stage of development.

To derive the fair value of our common stock using the OPM, we calculated the proceeds to the common stockholders based on the preferences and priorities of the preferred and common stock. We then applied a discount for lack of marketability to the common stock to account for the lack of access to an active public market.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2017

The following table summarizes our results of operations for the years ended December 31, 2016 and 2017, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2016	2017	$	%
Operating expenses:
Research and development	$22,978,599	$40,303,878	$17,325,279	75.4%
General and administrative	4,303,743	10,463,151	6,159,408	143.1
Operating loss	(27,282,342)	(50,767,029)	(23,484,687)	86.1
Loss from remeasurement of fair value of warrants	—	(153,692)	(153,692)	100.0
Interest income (expense), net	135,309	(96,915)	(232,224)	(171.6)
Other income, net	22,396	11,542	(10,854)	(48.5)
Net loss and comprehensive loss	$(27,124,637)	$(51,006,094)	$(23,881,457)	88.0

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016 and 2017, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2016	2017	$	%
Clinical trial costs	$11,486,499	$15,231,683	$3,745,184	32.6%
Contract manufacturing	5,098,538	13,323,343	8,224,805	161.3
Pre-clinical study expenses	3,431,482	1,699,902	(1,731,580)	(50.5)
Compensation and related personnel costs	1,989,164	4,933,207	2,944,043	148.0
Other research and development costs	972,916	3,659,506	2,686,590	276.1
Device development expenses	—	1,456,238	1,456,238	100.0
Total research and development expenses	$22,978,599	$40,303,878	$17,325,279	75.4

Research and development expenses increased by $17.3 million to $40.3 million for the year ended December 31, 2017 from $23.0 million for the year ended December 31, 2016, an increase of 75.4%. The increase in research and development expenses was primarily attributable to an increase of $8.2 million in manufacturing expenses, an increase of $3.7 million in clinical trial costs, an increase of $2.9 million in employee related costs primarily due to the hiring of additional personnel, an increase of $2.7 million related to research and development supporting activities, and an increase of $1.5 million in device development expenses, partially offset by a decrease of $1.7 million in preclinical study expenses.

General and Administrative Expenses

General and administrative expenses increased by $6.2 million to $10.5 million for the year ended December 31, 2017, from $4.3 million for the year ended December 31, 2016, an increase of 143.1%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $3.8 million, an increase in professional and consulting fees of $1.5 million, and an increase in office, travel and related costs of $0.9 million. The increased employee related costs of $3.8 million consisted of $1.6 million related to an increase in salaries and benefits primarily due to the hiring of additional members of our management team, $1.8 million related to stock option expense associated with the grants of stock options to the members of our board of directors upon the IPO, and $0.5 million in recruitment expense. The increased professional and consulting fees of $1.5 million primarily consisted of an increase in consulting fees of $1.0 million, an increase of $0.4 million in legal fees and an increase of $0.1 million in accounting fees.

Loss From Remeasurement of Fair Value of Warrants

Loss from remeasurement of fair value of warrants was $0.2 million for the year ended December 31, 2017, an increase of $0.2 million compared to the year ended December 31, 2016. The increase was due to the remeasurement of the fair value of our liabilities related to the common stock warrants that we issued to Silicon Valley Bank on October 20, 2017. At December 31, 2016, there was no obligation related to the future issuance of our common stock and therefore no common stock derivative liability on the consolidated balance sheets.

Interest Income (Expense), Net

Interest income (expense), net was an expense of $0.1 million for the year ended December 31, 2017, a decrease of $0.2 million, compared to $0.1 million of interest income for the year ended December 31, 2016. The interest expense incurred in 2017 was primarily attributable to interest expense incurred on our long-term debt. The interest income earned in 2016 and 2017 relates to interest earned from cash equivalents and cash equivalents.

Other Income, Net

Other income, net remained relatively stable for the year ended December 31, 2017 as compared to the year ended December 31, 2016. In both periods, other income was primarily attributable to rent charged to two related entities while other expense was primarily related to corporate franchise taxes and fees.

Comparison of Years Ended December 31, 2015 and 2016

The following table summarizes our results of operations for the years ended December 31, 2015 and 2016, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2015	2016	$	%
Operating expenses:
Research and development	$13,730,311	$22,978,599	$9,248,288	67.4%
Cost of acquired in process research and development	26,486,000	—	(26,486,000)	(100.0)
General and administrative	6,356,782	4,303,743	(2,053,039)	(32.3)
Operating loss	(46,573,093)	(27,282,342)	19,290,751	(41.4)
Interest income, net	50,853	135,309	84,456	166.1
Other income, net	6,284	22,396	16,112	256.4
Net loss and comprehensive loss	$(46,515,956)	$(27,124,637)	$19,391,319	(41.7)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2016, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2015	2016	$	%
Clinical trial costs	$6,926,701	$11,486,499	$4,559,798	65.8%
Contract manufacturing	1,969,963	5,098,538	3,128,575	158.8
Pre-clinical study expenses	3,466,671	3,431,482	(35,189)	(1.0)
Compensation and related personnel costs	1,160,379	1,989,164	828,785	71.4
Other research and development costs	206,597	972,916	766,319	370.9
Total research and development expenses	$13,730,311	$22,978,599	$9,248,288	67.4

Research and development expenses increased by $9.2 million to $23.0 million for the year ended December 31, 2016 from $13.7 million for the year ended December 31, 2015, an increase of 67.4%. The increase was attributable to an increase of $4.6 million in clinical trial costs, an increase of $3.1 million in formulation and manufacturing expenses, an increase of $0.8 million in employee related costs as a result of hiring additional personnel and an increase of $0.7 million related to other research and development costs for supporting activities.

Cost of Acquired In-Process Research and Development

We incurred $26.5 million in acquired in-process research and development expenses during the year ended December 31, 2015. We incurred this cost in connection with the closing in September 2015 of the asset purchase agreement that we entered into with Potentia in September 2014, as we valued the 3,884,352 shares of our common stock that we issued to Potentia upon the closing at $26.5 million. We allocated the entire purchase price to acquired in-process research and development. We had no acquired in-process research and development expenses during the year ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million to $4.3 million for the year ended December 31, 2016 from $6.4 million for the year ended December 31, 2015, a decrease of 32.3%. The decrease was attributable to a $2.0 million write-off of deferred issuance costs related to our efforts to conduct an initial public offering in 2015 and 2016 that we ended in February 2016, a $0.4 million decrease in consulting expense associated with finance and accounting, and a $0.2 million decrease in intellectual property legal fees. These decreases were offset by increased employee costs of $0.4 million and increased professional and consulting fees of $0.1 million.

Interest Income

Interest income for the years ended December 31, 2015 and 2016 relates to interest earned from cash and cash equivalents.

Other Income, Net

Other income, net remained relatively stable for the year ended December 31, 2016, as compared to the year ended December 31, 2015. In both periods, other income was primarily attributable to rent charged to two related entities while other expense was primarily attributable to corporate franchise taxes and fees.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through $149.9 million in proceeds from our IPO, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to an affiliate of one of our stockholders.

Indebtedness

On October 20, 2017, we entered into a loan and security agreement with Silicon Valley Bank providing for a $20.0 million term loan facility, which we refer to as the term loan facility.

Borrowings under the term loan facility bear interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%. In an event of default, as defined in the loan and security agreement, the interest rate applicable to borrowings under such agreement will be increased by 5.0%. Under the agreement, we are required to make monthly interest-only payments through November 1, 2019 and we are required to make 24 equal monthly payments of principal, plus accrued interest, thereafter from November 1, 2019 through October 1, 2021, at which time all unpaid principal and interest becomes due and payable.

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

In connection with our entry into the term loan facility, in October 2017 we issued to Silicon Valley Bank a warrant to purchase 14,064 shares of our common stock, with an exercise price per share of $5.484. The warrant has a ten-year term and includes a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of our company, or the expiration of the warrant, Silicon Valley Bank may require us to repurchase the warrant for a total aggregate purchase price of $250,000.

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to an affiliate of one of our stockholders. The note bears interest at a rate per annum of 8.0% and is due and payable quarterly in arrears on the 19th day of each April, July, October and January beginning on January 19, 2018. The note has a maturity date of October 19, 2022. The promissory note is contractually subordinated to the term loan facility with Silicon Valley Bank. We would be required to obtain the consent of the holder of our promissory note to increase or extend the maturity of the term loan facility with Silicon Valley Bank.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
Net cash used in operating activities	$(18,855,947)	$(26,003,078)	$(46,595,073)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	41,236,498	14,863,020	197,375,114
Net increase (decrease) in cash and cash equivalents	$22,380,551	$(11,140,058)	$150,780,041

Net Cash Used in Operating Activities

Net cash used in operating activities was $46.6 million for the year ended December 31, 2017 and consisted primarily of a net loss of $51.0 million adjusted for non-cash items of $6.1 million, including share-based compensation expense of $5.4 million, and a net increase in operating assets of $1.7 million, which resulted primarily from an increase in prepaid expenses of $3.9 million, offset by an increase in accrued expenses of $1.3 million and an increase in accounts payable of $0.9 million.

Net cash used in operating activities was $26.0 million for the year ended December 31, 2016 and consisted primarily of a net loss of $27.1 million adjusted for non-cash items, including share-based compensation expense of $1.1 million, and a net increase in operating assets of $0.1 million, which resulted primarily from an increase in accounts payable and accrued expenses of $0.4 million partially offset by a decrease in refundable research and development credit of $0.4 million and a net increase in prepaid expenses and other assets of $0.8 million.

Net cash used in operating activities was $18.9 million for the year ended December 31, 2015, and consisted primarily of a net loss of $46.5 million adjusted for non-cash items, including the cost of acquired in process research and development of $26.5 million, share-based compensation expense of $0.5 million, and a net increase in operating assets of $0.6 million, which resulted primarily from an increase in accounts payable and accrued expenses of $2.1 million partially offset by an increase in refundable research and development credit of $1.3 million and an increase in prepaid expenses and other assets of $0.2 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the years ended December 31, 2015, 2016 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $197.4 million during the year ended December 31, 2017, compared to $14.9 million during the year ended December 31, 2016. The net cash provided by financing activities during the year ended December 31, 2017 consisted primarily of the net proceeds of $137.2 million from the issuance and sale of 10,714,000 shares of our common stock in November 2017 in our IPO as well as net proceeds of approximately $12.8 million from the issuance and sale of an additional 981,107 shares of our common stock pursuant to the underwriter’s partial exercise of their option to purchase additional shares of common stock after the IPO, and net proceeds of $19.7 million from the issuance and sale of 7,792,035 shares of series E convertible preferred stock in August 2017.  In October 2017, we borrowed $20.0 million under the term loan facility with Silicon Valley Bank and issued and sold a promissory note in an original principal amount of $7.0 million to an affiliate of one of our stockholders. In October 2017, we received $0.5 million from the exercise of a warrant associated with the $7.0 million promissory note.

The net cash provided by financing activities for the year ended December 31, 2016 consisted of net proceeds of $14.9 million from the sale and issuance of 6,714,413 shares of series D convertible preferred stock in January 2016 at a per share price of $2.234.

Net cash provided by financing activities was $41.2 million during the year ended December 31, 2015. The net cash provided by financing activities for the year ended December 31, 2015 consisted of net proceeds from the sale and issuance of an aggregate of 6,183,333 shares of series C convertible preferred stock in January, March and May 2015 at a per share price of $1.50 and the issuance of 14,384,938 shares of series D convertible preferred stock in December 2015 at a per share price of $2.234.

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

We believe that our existing cash and cash equivalents as of December 31, 2017, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect that our existing cash and cash equivalents at December 31, 2017, will be sufficient to enable us to complete our planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2017:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt	$27,000,000	$—	$11,666,667	$15,333,333	$—
Operating Leases (1)	1,246,550	390,344	718,626	137,580	—
Total	$28,246,550	$390,344	$12,385,293	$15,470,913	$—

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

We are party to two license agreements with Penn under which we license specified intellectual property from Penn. The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering APL-2. Each license agreement requires us to pay ongoing annual maintenance payments of $100,000 per year until the first commercial sale of a licensed product. With respect to the license for the nonophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $1.7 million based on achieving specified development and regulatory approval milestones, and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products. With respect to the license for the ophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory milestones, and up to $5.0 million based on achieving specified annual sales milestones. The license agreements also require that we pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material. Under these agreements, as of December 31, 2017, we are obligated to pay up to $1,713,000 to these vendors.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents of $175.6 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

As of December 31, 2017, we had no liabilities denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Louisville, Kentucky

March 19, 2018

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$24,863,488	$175,643,529
Refundable research and development credit	1,347,804	1,297,361
Prepaid assets	1,132,438	5,059,593
Other current assets	25,000	14,823
Total current assets	27,368,730	182,015,306
Other assets	64,528	116,150
Total assets	$27,433,258	$182,131,456
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,547,212	$3,663,253
Accrued expenses	1,091,726	2,890,705
Total current liabilities	3,638,938	6,553,958
Long-term liabilities:
Term loan facility	—	19,806,944
Promissory note - related party	—	6,583,402
Common stock warrant liability	—	244,292
Total liabilities	3,638,938	33,188,596
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 2,670,000 shares authorized, issued and outstanding at December 31, 2016 and zero shares authorized, issued and outstanding at December 31, 2017	2,654,405	—
Series B convertible preferred stock, $0.0001 par value; 6,362,658 shares authorized, issued and outstanding at December 31, 2016 and zero shares authorized, issued and outstanding at December 31, 2017	6,944,148	—
Series C convertible preferred stock, $0.0001 par value; 26,215,411 shares authorized, issued and outstanding at December 31, 2016 and zero shares authorized, issued and outstanding at December 31, 2017	35,542,707	—
Series D convertible preferred stock, $0.0001 par value; 21,099,351 shares authorized, issued and outstanding at December 31, 2016 and zero shares authorized, issued and outstanding at December 31, 2017	46,913,666	—
Preferred stock, $0.0001 par value; zero shares authorized, issued and outstanding at December 31, 2016 and 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 87,000,000 shares authorized and 8,428,366 shares issued and outstanding at December 31, 2016 and 200,000,000 shares authorized and 50,334,152 shares issued and outstanding at December 31, 2017	843	5,033
Additional paid in capital	29,996,110	298,201,480
Accumulated deficit	(98,257,559)	(149,263,653)
Total stockholders' equity	23,794,320	148,942,860
Total liabilities and stockholders' equity	$27,433,258	$182,131,456

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2016	2017
Operating expenses:
Research and development	$13,730,311	$22,978,599	$40,303,878
Cost of acquired in-process research and development	26,486,000	—	—
General and administrative	6,356,782	4,303,743	10,463,151
Operating loss	(46,573,093)	(27,282,342)	(50,767,029)
Loss from remeasurement of fair value of warrants	—	—	(153,692)
Interest income (expense), net	50,853	135,309	(96,915)
Other income, net	6,284	22,396	11,542
Net loss and comprehensive loss	$(46,515,956)	$(27,124,637)	$(51,006,094)
Net loss per common share, basic and diluted	$(8.03)	$(3.22)	$(3.68)
Weighted-average number of common shares used in net
loss per common share, basic and diluted	5,795,040	8,428,366	13,870,949

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Outstanding		Outstanding		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	29,064,736	$35,866,260	4,583,282	$458	$1,974,955	$(24,616,966)	$13,224,707
Issuance of common stock upon exercise of
stock options	—	—	732	1	1,718	—	1,719
Issuance of Series C convertible preferred stock,
net of issuance costs	6,183,333	9,277,112	—	—	—	—	9,277,112
Series C tranche Right	—	(2,112)	—	—	—	—	(2,112)
Issuance of common stock upon closing Potentia
asset purchase, net of issuance costs	—	—	3,844,352	384	26,394,748	—	26,395,132
Issuance of Series D convertible preferred stock,
net of issuance costs	14,384,938	32,050,646	—	—	—	—	32,050,646
Share-based compensation expense	—	—	—	—	545,701	—	545,701
Net loss	—	—	—	—	—	(46,515,956)	(46,515,956)
Balance at December 31, 2015	49,633,007	77,191,906	8,428,366	843	28,917,122	(71,132,922)	34,976,949
Issuance of Series D convertible preferred stock,
net of issuance costs	6,714,413	14,863,020	—	—	-	—	14,863,020
Share-based compensation expense	—	—	—	—	1,078,988	—	1,078,988
Net loss	—	—	—	—	-	(27,124,637)	(27,124,637)
Balance at December 31, 2016	56,347,420	92,054,926	8,428,366	843	29,996,110	(98,257,559)	23,794,320
Issuance of Series E convertible preferred stock,
net of issuance costs	7,792,035	19,747,847	—	—	—	—	19,747,847
Issuance of common stock upon exercise of
stock options	—	—	46,881	5	164,496	—	164,501
Issuance of warrants to an affiliate of stockholder	—	—	—	—	430,160	—	430,160
Issuance of common stock upon exercise of
warrants	—	—	93,764	9	514,191	—	514,200
Conversion of convertible preferred stock to
common stock	(64,139,455)	(111,802,773)	30,070,034	3,007	111,799,766	—	-
Issuance of common stock in initial public offering,
net of issuance costs	—	—	11,695,107	1,169	149,878,047	—	149,879,216
Share-based compensation expense	—	-	—	—	5,418,710	—	5,418,710
Net loss	—	—	—	—	—	(51,006,094)	(51,006,094)
Balance at December 31, 2017	—	$—	50,334,152	$5,033	298,201,480	$(149,263,653)	$148,942,860

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2016	2017
Operating Activities
Net loss	$(46,515,956)	$(27,124,637)	$(51,006,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquisition of in-process research and development	26,486,000	—	—
Share-based compensation expense	545,701	1,078,988	5,418,710
Loss from remeasurement of fair value of warrants	—	—	153,692
Accretion of discounts	—	—	13,563
Amortization	—	—	11,935
Changes in operating assets and liabilities:
Refundable research and development credit	(1,313,398)	408,934	50,443
Prepaid assets	(190,926)	(873,884)	(3,927,155)
Other current assets	110,054	—	10,177
Other assets	(96,050)	68,743	(51,622)
Accounts payable	1,725,904	69,779	932,299
Accrued expenses	392,724	368,999	1,798,979
Net cash used in operating activities	(18,855,947)	(26,003,078)	(46,595,073)
Financing Activities
Issuance of Series C convertible preferred stock, net of issuance costs	9,275,001	—	—
Issuance of Series D convertible preferred stock, net of issuance costs	32,050,646	14,863,020	—
Issuance of Series E convertible preferred stock, net of issuance costs	—	—	19,747,847
Deferred issuance costs	(90,868)	—	—
Proceeds from issuance of term loan, net of issuance costs	—	—	19,795,007
Proceeds from issuance of promissory note payable to an affiliate of stockholder	—	—	6,569,840
Proceeds from issuance of common stock, net of issuance costs	1,719	—	150,062,959
Proceeds from the issuance of common stock warrants	—	—	520,760
Proceeds from exercise of stock options and warrants	—	—	678,701
Net cash provided by financing activities	41,236,498	14,863,020	197,375,114
Net increase (decrease) in cash and cash equivalents	22,380,551	(11,140,058)	150,780,041
Cash and cash equivalents at beginning of period	13,622,995	36,003,546	24,863,488
Cash and cash equivalents at end of period	$36,003,546	$24,863,488	$175,643,529
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of convertible preferred stock to common stock	$—	$—	$111,802,773

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Organization and Operations

Apellis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the development of novel therapeutic compounds to treat disease through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade.

The Company was incorporated in September 2009 under the laws of the State of Delaware.  The Company’s principal executive offices are located in Crestwood, Kentucky.

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

Initial Public Offering

On November 13, 2017, the Company issued and sold 10,714,000 shares of its common stock at a price per share to the public of $14.00 in its initial public offering (“IPO”). The Company received net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and offering costs of $2.3 million. In addition, on December 13, 2017, the Company issued and sold an additional 981,107 shares of its common stock at the initial public offering price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, which resulted in net proceeds of approximately $12.8 million, after deducting underwriting discounts and commissions of $1.0 million.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability. Management’s plans in order to meet its short-term and longer term operating cash flow requirements include obtaining additional funding.

The uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue its operations. If the Company is not able to obtain the required funding in the near future, or is not able to obtain funding on terms that are favorable to the Company, it will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, then its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apellis Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2017 presentation.

Stock Split

On October 27, 2017, the Company effectuated a l-for-2.133 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on October 27, 2017. The reverse stock split resulted in an adjustment to the conversion prices of the Company’s then outstanding series of convertible preferred stock to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.0001 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s IPO. These costs were deferred until completion of the IPO, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: share-based compensation expense, fair value of common stock and preferred stock, accrued expenses, prepaid expenses and income taxes.

Historically for all periods prior to the IPO, the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the retrospective fair value of its common stock during all periods presented. The methodologies include a probability analysis including both a potential public trading scenario and potential sale scenario. In both scenarios, value is estimated using the guideline public company method. The sale scenario includes an adjustment for a market participant acquisition premium. Value is allocated among the preferred and common shares according to the rights associated with each type of security. Valuation methodologies include estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock and the associated fair value of stock options granted at each valuation date. Since the completion of the IPO, the Company’s board of directors determines the fair value of underlying common stock based upon the closing price of the Company’s common stock as reported on the date of grant.

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable and accrued expenses, approximate the fair value due to the short term nature of those instruments. The Company follows the fair value hierarchy within Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, and classifies its financial instruments as Level I.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Foreign Currency

The functional currency of the Company’s wholly-owned subsidiary is the U.S. dollar.

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses include (i) employee-related expenses, including salaries, benefits, travel and share-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research and contract manufacturing organizations, investigational sites and consultants, including share-based compensation expense for consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; and (iv) costs associated with preclinical and clinical activities and regulatory operations.

The Company enters into consulting, research and other agreements with commercial entities, researchers, universities and others for the provision of goods and services. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided by the Company’s clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Included in research and development is a refundable Australian research and development credit. The credit is recognized as a reduction of clinical trial costs over the periods necessary to match the benefit of the credit with the costs for which it is intended to compensate.

During 2017, the Company identified and corrected an immaterial presentation error in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2016. The error was the result of presenting $1.7 and $1.2 million of Australian research and development refundable credits for the years ended December 31, 2015 and 2016, respectively as an income tax benefit in the period. As the enacted legislation in Australia provides for the credit to be received without regard to taxable income the credit was incorrectly classified as an income tax benefit. Accordingly, we have reclassified the credits as a reduction of research and development operating expenses. Net loss and comprehensive loss was not impacted by this error and no other line items within any of the other consolidated financial statements and footnotes were impacted by this error, other than the Company’s tax footnote.

Patents

Costs incurred in connection with the application for and issuance of patents are expensed as incurred.

Income Taxes

Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2017, the Company did not have any significant uncertain tax positions.

Share-based Compensation

The Company accounts for its share-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, be recognized in the statements of operations and comprehensive loss based on their estimated fair values over the requisite service periods for each award. The Company accounts for share-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”), which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. The Company’s share-based compensation awards are comprised of stock options. The Company estimates the fair value of each stock option grant using the Monte Carlo simulation model (“Monte Carlo”) for grants made prior to June 30, 2015 and the Black-Scholes option pricing model (“Black-Scholes”) for grants made on or after July 1, 2015 through October 2017.  After the Company’s IPO in November 2017, the Company’s board of directors determined the fair value of underlying common stock based upon the closing price of the Company’s common stock as reported on the date of the grant.

Both Monte Carlo and Black-Scholes for option pricing require the input of the six minimum considerations detailed in ASC 718, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of comparable companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company is in a very early stage of product development with no revenues, and the representative group of companies has similar characteristics. The Company believes the group selected has sufficient similar economic and industry characteristics. The Company calculated the expected term for options granted to employees based on a quarterly weighted average probability of exit analysis considering milestones that the Company had achieved and each of the potential exit scenarios available to the Company at that time. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

The Company’s share-based awards are subject to service based vesting conditions. Compensation expense related to awards to employees with service based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Consistent with the guidance in ASC 505-50, compensation expense related to awards to non-employees with service based vesting conditions is recognized on a straight-line basis based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term.

The Company recognizes forfeitures for employee and non-employee grants at the time they occur.  Share-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Concentrations of Credit Risk

Cash and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company’s cash is maintained with accredited financial institutions and is insured by the Federal Deposit Insurance Corporation.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average shares outstanding during the period. For purposes of the diluted net loss per share calculation, convertible preferred stock and common stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Comprehensive Loss

The Company has no components of comprehensive loss other than its net loss and, accordingly, comprehensive loss is the same as the net loss for all periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most of the existing revenue recognition requirements in U.S. GAAP. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the new standard is effective for annual reporting periods beginning after December 15, 2017, for public companies, including interim periods within that reporting period. As the Company does not currently have revenue, the adoption of the new standard will have no impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent amounts in the consolidated balance sheets.  Such amounts were previously required to be classified as current and noncurrent assets and liabilities.  The Company adopted ASU 2015-17 effective January 1, 2017; however, there was no impact to the financial statements as a result of this adoption as the Company has recorded full valuation allowances against all deferred tax assets.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplified the accounting and financial reporting for share-based compensation arrangements. This guidance requires excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in-capital.  In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities. The Company adopted the provisions of ASU 2016-09 effective January 1, 2017.  The Company elected to apply the cash flow guidance of ASU 2016-09 retrospectively to all prior periods with no impact to historical periods.  The Company also adopted a change in accounting policy to recognize forfeitures of awards as they occur instead of estimating potential forfeitures.

3. Asset Purchase From Related Party

In September 2014, the Company agreed to purchase substantially all of the assets of Potentia Pharmaceuticals, Inc. (“Potentia”), in exchange for 3,844,352 shares of common stock. In September 2015, the Company completed the acquisition and issued the shares, which the Company determined, with the assistance of a third-party specialist, to have a fair value of $26,486,000. As there were no integrated sets of activities and assets representing inputs and processes that would constitute a business under ASC 805, Business Combinations (“ASC 805”), the Company accounted for the transaction as an asset acquisition. In-process research and development expense of $26,486,000 was recognized in the Company’s consolidated statement of operations and comprehensive loss in 2015.

Certain officers and members of the Board of Directors of the Company are directors and significant stockholders of Potentia. Under the asset purchase agreement, the Company agreed to make certain vendor payments on Potentia’s behalf pending the closing of the transaction. The Company recognized expenses related to this arrangement of $874,427 for the year ended December 31, 2015.

4. Common Stock

The Company has reserved the following shares of common stock for future issuance:

	December 31,
	2015	2016	2017
Conversion of Series A convertible preferred stock	1,251,758	1,251,758	—
Conversion of Series B convertible preferred stock	2,982,962	2,982,962	—
Conversion of Series C convertible preferred stock	12,290,394	12,290,394	—
Conversion of Series D convertible preferred stock	6,743,993	9,891,866	—
Shares reserved under 2010 Equity Incentive Plan	3,375,527	4,781,264	5,817,844
Shares reserved under 2017 Equity Incentive Plan	—	—	1,682,596
Shares reserved under 2017 Employee Stock Purchase Plan			468,823
Common stock warrants	—	—	14,064
Total	26,644,634	31,198,244	7,983,327

5. Convertible Preferred Stock

Authorized capital stock includes 56,347,420 shares of convertible preferred stock and 10,000,000 shares of preferred stock at December 31, 2016 and 2017, respectively.

Series C Convertible Preferred Stock

In January 2015, the Company issued 183,333 shares of Series C convertible preferred stock (“Series C Preferred”) at $1.50 per share for aggregate proceeds of $275,000.

Between March and May 2015, the Company issued 6,000,000 shares of Series C Preferred at $1.50 per share for aggregate proceeds of $9,000,000.

Series D Convertible Preferred Stock

In December 2015, the Company issued 14,384,938 shares of Series D convertible preferred stock (“Series D Preferred”) at $2.234 per share for aggregate proceeds of $32,135,951, less issuance costs of $85,306.

In January 2016, the Company issued 6,714,413 shares of Series D convertible preferred stock at $2.234 per share for aggregate proceeds of $15,000,000, less issuance costs of $136,980.

Series E Convertible Preferred Stock

In August 2017, the Company issued 7,792,035 shares of Series E convertible preferred stock at $2.571 per share for aggregate proceeds of $20,033,322, less issuance costs of $285,475.

Upon closing of the Company’s IPO on November 13, 2017, all shares of convertible preferred stock converted into shares of common stock.

6. Accrued Expenses

Accrued expenses are as follows:

	December 31,
	2016	2017
Accrued research and development	$871,066	$2,463,808
Accrued payroll liabilities	91,598	251,491
Other	129,062	175,406
Total	$1,091,726	$2,890,705

7. Long-term Debt

Term Loan Facility

On October 20, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) to provide for a $20.0 million term loan facility (the “term loan facility”). Borrowings under the term loan facility bear interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%; provided, however, that in an event of default, as defined in the loan and security agreement, the interest rate applicable to borrowings under such agreement will be increased by 5.0%. Under the agreement, the Company is required to make monthly interest-only payments through November 1, 2019 and is required to make 24 equal monthly payments of principal, plus accrued interest, thereafter from November 1, 2019 through October 1, 2021, at which time all unpaid principal and interest becomes due and payable.

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

Borrowings under the term loan facility are secured by a first priority lien on all of the Company’s assets, excluding intellectual property owned by the Company. The Company has agreed to a negative pledge on its intellectual property and to grant a security interest on its interest in its licenses from University of Pennsylvania (“Penn”) (described in Note 8) if Penn consents to such security interest. The term loan facility contains customary events of default and affirmative and negative covenants, including restrictions on the Company’s ability to pay dividends and incur additional debt, but does not contain any financial covenants.

In connection with the Company’s entry into the term loan facility, the Company issued to SVB a warrant to purchase 14,064 shares of the Company’s common stock with an exercise price per share of $5.484. The warrant has a ten-year term and includes a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of the Company or the expiration of the warrant, SVB may require the Company to repurchase the warrant for a total aggregate purchase price of $250,000. As the warrant may be put to the Company at SVB’s option based on the passage of time (upon the expiration of the warrant), the Company has accounted for the warrant as a liability pursuant to ASC 480.

Related Party Promissory Note

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

The contractual maturities of our long-term debt obligations due subsequent to December 31, 2017 are as follows:

2018	$—
2019	1,666,667
2020	10,000,000
2021	8,333,333
2022	7,000,000
$27,000,000

8. License Agreements

In connection with its purchase of assets from Potentia in September 2014, the Company became party to a license agreement with the Trustees of the University of Pennsylvania (“Penn”) as a result of an agreement to purchase substantially all the assets of Potentia Pharmaceuticals, Inc, for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $100,000 until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3,200,000 based upon the achievement of specified development and regulatory milestones and up to $5,000,000 based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In addition, the Company is also party to a 2010 license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $100,000 until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1,650,000, based upon the achievement of development and regulatory approval milestones, and up to $2,500,000, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. There have been no events to date that would trigger milestone obligations under the agreement. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

9. 401(k) Profit Sharing Plan and Trust

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2016 and 2017, the Company recorded $50,867 and $123,264, respectively, for employer contributions made to the 401(k) Plan.

10. Refundable Research Development and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually.  The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the years ended December 31, 2016 and 2017, there was no current or deferred income tax expense or benefit due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December
	2017		2016		2015
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(17,852,133)	35.0%	$(9,222,377)	34.0%	$(15,815,425)	34.0%
State income taxes, net of federal benefit	(1,634,924)	3.3	(992,768)	3.5	(685,158)	1.5
Change in valuation allowances	11,176,291	(20.8)	12,923,538	(46.4)	6,932,927	(14.9)
Re-measurement of deferred taxes	15,659,916	(31.9)	—	—	—	—
Tax credits	(3,316,729)	7.7	(2,933,836)	10.8	(488,588)	1.1
Acquisition Accounting	—	—	—	—	9,005,240	(19.4)
Permanent and other	(4,032,421)	6.7	225,443	(1.9)	1,051,004	(2.3)
Effective income tax provision	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2017
Deferred tax assets:
Accrual to cash adjustment	$914,627	$345,623
Intangible assets	41,166	23,543
Share-based compensation	1,000,887	1,826,372
Contribution carryforwards	23,371	24,465
Net operating loss carryforwards	22,704,142	30,699,411
Research and development credits	1,842,200	3,357,291
Orphan drug credits	3,502,686	4,928,666
Total deferred tax assets	30,029,079	41,205,371
Less valuation allowance	(30,029,079)	(41,205,371)
Net deferred tax assets	$—	$—

At December 31, 2016 and December 31, 2017, the Company had approximately $60,214,000 and $118,843,000, respectively, of net operating loss carryforwards. The Company also had $8,285,957 of federal research and development tax credit carryforwards as of December 31, 2017. The net operating loss and research and development tax credit carryforwards begin to expire in 2024.

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions.

Under Section 382 of the Internal Revenue Code, as amended (“Section 382”), the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax assets can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company's ability to use its NOLs would be limited if there was an “ownership change” as defined by Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company's common stock increase their aggregate ownership of the common stock of the Company by more than 50 percentage points over a defined period of time.  The Company had an ownership change on September 8, 2015.  As a result, a portion of the NOL and tax credit carryforwards are subject to an annual utilization limitation.

The deferred tax asset includes approximately $30.7 million of NOLs and $8.3 million of research & development tax credit carryforwards. Of the $30.7 million of NOLs, approximately $12.3 million is limited under Section 382.  Of the $8.3 million tax credit carryforwards, approximately $1.9 million is limited under Section 383.  Subsequent ownership changes may further affect the limitation in future years.

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we have recorded a valuation allowance for all deferred tax assets as of December 31, 2016 and 2017.

Tax Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax.  The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (the “Transition Tax”). The Company has a net cumulative deficit in earnings and profits from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. The company re-measured certain net deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The total impact to the gross deferred tax asset balance (before valuation allowance) upon enactment of the Tax Act is $16 million, As there is a valuation allowance recorded for all deferred tax assets as of December 31, 2017, there was no impact to the net deferred tax assets balance. The estimated impacts of the Tax Act recorded during the year ended December 31, 2017 are provisional in nature, and the Company will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public.

The Company has generated research credits and orphan drug credits but has not conducted a detailed study to document its qualified activities. A detailed study could result in an adjustment to the Company’s research and development credit carryforwards; however, until such a study is completed and any adjustment is identified, no amounts are being presented as an uncertain tax position.

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.

There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties at December 31, 2017, or 2016.

The Company files income tax returns in the U.S. federal jurisdiction, and applicable state jurisdictions. The Company’s 2014 through 2017 tax years remain open and subject to examination by federal and state taxing authorities. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

11. Commitments and Contingencies

The Company leases office space in Crestwood, Kentucky under the terms of an operating lease, as amended. The lease expires in July 2018. In October 2016, the Company leased office space in Cambridge, Massachusetts under the terms of an operating lease. The lease expires in October 2018. In April 2017, the Company entered into a lease for office space in Waltham, Massachusetts (the “Waltham Lease”). The Waltham Lease has a term of 60 months and includes leasing 6,126 square feet of office space. The Waltham Lease provides for initial monthly lease payments of $17,612 per month. The base rent payable over the lease period is $1,117,995. In May 2017, the Company entered into a lease for office space in San Francisco, California (the “SF Lease”). The SF Lease has a term of 24 months and includes leasing 1,872 square feet of office space. The SF Lease provides for initial monthly lease payments of $7,800 per month. The base rent payable over the lease period is $182,208. Lease expense for the years ended December 31, 2015, 2016, and 2017 was $81,521, $117,222 and $351,468, respectively.

At December 31, 2017, the Company’s future minimum payments required under these leases are as follows:

2018	$390,344
2019	260,196
2020	226,152
2021	232,278
2022	137,580
$1,246,550

The Company contracts to conduct research and development activities with remaining contract costs of approximately $1,713,000 at December 31, 2017 that will be incurred in future periods. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Indemnifications—In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred any cost to defend lawsuits or settle claims related to these indemnification provisions.

Legal—During the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. Management does not believe that any such claims would have a material impact on the Company’s consolidated financial statements.

12. Equity Incentive Plans

Share-based Compensation

The Company’s Board of Directors adopted, and its stockholders approved, an equity incentive plan in 2010 (as amended, the “2010 Plan”). The Board of Directors and stockholders amended the 2010 Plan in August 2017 to increase the number of shares of common stock reserved for issuance thereunder to 6,188,466. The 2010 Plan allowed for the grant of incentive stock options and non-qualified stock options to purchase common stock for employees, directors and consultants under terms and conditions established by the Board of Directors. Incentive stock options and nonqualified stock options were granted at exercise prices that were no less than 100% of the estimated fair value per share of the common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share was at least 110% of the fair value on the date of grant. The Board of Directors determined the fair value of common stock with the assistance of a third-party specialist. Options expire 10 years from the issuance date. Following the adoption of the 2017 Stock Incentive Plan, the Company no longer grants stock options or other awards under the 2010 Plan.

In October 2017, the Company’s Board of Directors adopted, and its stockholders approved, the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on November 8, 2017. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2017 plan is the sum of (i) 1,359,587 shares of common stock, plus (ii) an additional number of shares of common stock equal to the sum of (a) the number of shares of common stock reserved for issuance under the 2010 equity incentive plan that remained available for future issuance immediately prior to the effectiveness of the 2017 Plan, which was 299,568 shares, and (b) the number of shares of common stock subject to outstanding awards under the 2010 equity incentive plan upon effectiveness of the 2017 plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right plus (iii) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of 4,219,409 shares of common stock, 4.0% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors.

Stock Options—Options granted generally vest over 48 months. Options granted to employees on or after December 5, 2013 generally vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date (as defined) subject to the employee’s continuous service with the Company. Options granted before December 5, 2013 vest over four years in equal annual installments of 25% at each anniversary of the grant date.

The Company’s options granted prior to February 2016 become fully vested upon the occurrence of a change in control, as defined in the 2010 Plan. Options granted to executives after February 2016 become vested and exercisable with respect to 50% of the then unvested options if such executive is terminated without cause or resigns for good reason within 12 months following a change of control. Options granted to Dr. Francois, Dr. Deschatelets and Mr. Sullivan will become fully vested upon the occurrence of a change in control. The balance of the Company’s options do not receive additional vesting upon a change of control.

Effective January 22, 2016, the Board of Directors approved a modification in the exercise price of stock options to purchase 93,762 shares of common stock that were granted under the 2010 Plan to reduce the exercise price per share to $3.76 per share, which was the estimated fair market value of the common stock on the effective date of the repricing. Other stock options granted under the 2010 Plan were excluded from this repricing and will maintain their original exercise prices. The stock options that were repriced had been granted with an exercise price greater than the estimated fair market value in July and September 2015 (i.e., exercise prices ranging from $6.81 to $6.89 per share). Because the exercise prices of these stock options exceeded the estimated fair market value of the Company’s common stock on the modification date, the Board of Directors determined that the retentive value of these awards had substantially diminished from the time they had been granted. The Board of Directors determined that this repricing was in the best interests of the Company and its stockholders to provide a continued incentive for highly qualified employees and consultants with substantial experience in the Company’s business to remain employed during a critical period for the Company.

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -	Weighted -
		Average	Average	Average
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Life	Intrinsic
	Shares	Per Share	Per Share	(in years)	Value
Outstanding, January 1, 2015	2,343,090	$2.50	$1.56	7.52	$578,128
Granted	210,970	4.82	3.26	9.50	65,000
Exercised	(732)	2.35	1.43	—	1,031
Forfeited	(79,113)	2.13	1.54	—	128,250
Outstanding, December 31, 2015	2,474,215	2.71	1.71	7.01	2,870,775
Granted	1,380,463	3.26	1.98	9.37	—
Forfeited	(23,441)	2.43	1.13	9.83	—
Outstanding, December 31, 2016	3,831,237	2.84	1.75	7.20	243,000
Granted	2,940,444	6.94	3.61	9.67	41,878,351
Exercised	(46,881)	3.51	2.25	—	852,818
Forfeited	(369,219)	2.56	1.22	—	7,066,915
Outstanding, December 31, 2017	6,355,581	4.78	2.66	7.64	107,534,863
Options exercisable, December 31, 2015	1,519,866	2.43	1.58	6.10	2,058,419
Expected to vest, December 31, 2015	954,349	3.16	1.90	8.46	812,365
Options exercisable, December 31, 2016	2,048,318	2.56	1.64	5.76	243,000
Expected to vest, December 31, 2016	1,782,919	3.16	1.90	8.85	—
Options exercisable, December 31, 2017	3,156,433	3.67	2.12	5.90	56,918,296
Expected to vest, December 31, 2017	3,199,149	5.88	3.19	9.35	50,616,567

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the common stock as of December 31, 2017. Estimated fair values of the common stock at the time of the grants between May 12, 2010 and December 31, 2017 were between $1.71 and $14.00.

Total share-based compensation expense recognized was as follows:

	Year Ended December 31,
	2015	2016	2017
Research and development	$171,388	$377,776	$2,678,956
General and administrative	374,313	701,212	2,739,754
Total share-based compensation expense	$545,701	$1,078,988	$5,418,710

At December 31, 2015, 2016 and 2017, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $1,673,110, $2,910,870 and $10,415,787, respectively, which the Company expects to recognize over an estimated weighted-average period of 2.36, 2.85, and 3.14 years, respectively. As of December 31, 2017, the future amortization of unearned share-based compensation costs will be $4,693,212 in 2018, $2,548,514 in 2019, $1,949,248 in 2020 and $1,224,813 in 2021.

The assumptions used in the Monte Carlo and Black-Scholes models to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2015	2016	2017
Risk-free interest rate	1.61 - 1.87%	1.21 - 1.60%	1.21 - 2.30%
Dividend yield	0%	0%	0%
Volatility	78.1 - 93.5%	52.0 - 78.1%	51.6 - 55.8%
Expected terms (years)	5.4 - 6.2	5.2 - 5.7	5.3 - 7.0

2017 Employee Stock Purchase Plan

In October 2017, the Company’s board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“ESPP”), which became effective upon the IPO and provides participating employees with the opportunity to purchase up to an aggregate of 468,823 shares of our common stock. The number of shares of our common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 937,646 shares of our common stock, (ii) 1.0% of the number of shares of our common stock outstanding on the first day of the fiscal year and (iii) an amount determined by our board of directors. The board of directors has not initiated any offerings under the ESPP.

13. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share:

	Year Ended December 31,
	2015	2016	2017
Numerator:
Net loss and comprehensive loss	$(46,515,956)	$(27,124,637)	$(51,006,094)
Denominator:
Weighted-average number of common shares used in net loss per common share -- basic and diluted	5,795,040	8,428,366	13,870,949
Net loss per common share -- basic and diluted	$(8.03)	$(3.22)	$(3.68)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive:

	Year Ended December 31,
	2015	2016	2017
Convertible preferred stock	23,269,107	26,416,896	—
Common stock under option	2,474,215	3,831,237	6,355,581
Common stock warrants	—	—	14,064
Total	25,743,322	30,248,133	6,369,645

14. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2016 and 2017 results of operations on a quarterly basis:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net Operating Loss	$(6,228,452)	$(7,572,638)	$(7,234,204)	$(6,247,048)
Net Loss	(5,999,699)	(7,294,245)	(7,210,591)	(6,620,102)
Net Loss per common share, basic
and diluted	(0.33)	(0.41)	(0.86)	(3.22)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net Operating Loss	$(9,214,375)	$(12,394,490)	$(11,589,319)	$(17,568,845)
Net Loss	(9,050,773)	(12,126,152)	(11,573,273)	(18,255,896)
Net Loss per common share, basic
and diluted	(0.50)	(0.67)	(1.37)	(3.68)

15. Subsequent Events

In February 2018, the Company granted an aggregate of 1,126,585 options to purchase shares of common stock to employees with an exercise price ranging from $14.64 to $16.45.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Exemption from Management’s Report on Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is available on our website at www.apellis.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose the nature of any amendment to our Code of Business Conduct and Ethics or any waiver from our Code of Business Conduct and Ethics granted to any officer or director on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be set forth in the sections titled “Executive Compensation” and “Director Compensation” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Election of Directors”, respectively, in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accountant fees and services will be set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm	86
Consolidated Financial Statements as of and for the years ended December 31, 2016 and 2017 and for each of the three years in the period ended December 31, 2017:
Consolidated Balance Sheets as of December 31, 2016 and 2017	87
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, 2016 and 2017	88
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2015 to December 31, 2017	89
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017	90
Notes to Consolidated Financial Statements	91

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Exhibit	Form	File Number	Filing	Number	Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1	333-220941	10/13/2017	10.8
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1	333-220941	10/13/2017	10.9
10.10†	Office Lease Agreement, dated as of October 21, 2010, by and between the Registrant and DHB Properties, LLC, as amended	S-1	333-220941	10/13/2017	10.1

10.11	Summary of Non-Employee Director Compensation Program	S-1/A	333-220941	10/30/2017	10.11
10.12	Consulting Agreement, dated as of September 10, 2015, by and between the Registrant and Danforth Advisors, LLC, as amended	S-1	333-220941	10/13/2017	10.12
10.13	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1	333-220941	10/13/2017	10.13
10.14+	Offer Letter, dated as of March 7, 2017, by and between the Registrant and Steven Axon	S-1	333-220941	10/13/2017	10.14
10.15+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.16+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.17	Warrant to purchase shares of common stock issued to Golda Darty Partners S.A.	S-1/A	333-220941	10/20/2017	10.17
10.18	Warrant to purchase shares of common stock issued to Silicon Valley Bank	S-1/A	333-220941	10/20/2017	10.18
10.19	Loan and Security Agreement, dated as of October 20, 2017, between the Registrant and Silicon Valley Bank	S-1/A	333-220941	10/20/2017	10.19
21.2	Subsidiaries of the Registrant	S-1	333-220941	10/13/2017	21.2
23.1	Consent of Ernst & Young LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

†Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

+Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Filed herewith.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: March 19, 2018	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)	March 19, 2018
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)	March 19, 2018
Timothy E. Sullivan

/s/ Nicole D. Perry	Vice President, Finance (Principal Accounting Officer)	March 19, 2018
Nicole D. Perry

/s/ Gerald Chan	Director	March 19, 2018
Gerald Chan

/s/ A. Sinclair Dunlop	Director	March 19, 2018
A. Sinclair Dunlop

/s/ Alec Machiels	Director	March 19, 2018
Alec Machiels

/s/ Stephanie M. O’Brien	Director	March 19, 2018
Stephanie M. O’Brien