Form 10-Q
period 2018-03-31
Apellis Pharmaceuticals, Inc.
filed 2018-04-30
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 24, 2018, the registrant had 55,941,896 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$175,643,529	$152,930,977
Refundable research and development credit	1,297,361	1,828,565
Prepaid assets	5,059,593	8,121,602
Other current assets	14,823	205,713
Total current assets	182,015,306	163,086,857
Other assets	116,150	116,150
Total assets	$182,131,456	$163,203,007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,663,253	$4,585,058
Accrued expenses	2,890,705	2,709,801
Total current liabilities	6,553,958	7,294,859
Long-term liabilities:
Term loan facility	19,806,944	20,015,568
Promissory note - related party	6,583,402	6,600,475
Common stock warrant liability	244,292	250,000
Total liabilities	33,188,596	34,160,902
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2017 and March 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2017 and March 31, 2018 and 50,334,152 shares issued and outstanding at December 31, 2017 and 50,429,020 shares issued and outstanding at March 31, 2018	5,033	5,042
Additional paid in capital	298,201,480	300,037,020
Accumulated deficit	(149,263,653)	(170,999,957)
Total stockholders' equity	148,942,860	129,042,105
Total liabilities and stockholders' equity	$182,131,456	$163,203,007

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2017	2018
Operating expenses:
Research and development	$7,231,084	$17,402,890
General and administrative	1,821,409	4,035,255
Operating loss	(9,052,493)	(21,438,145)
Interest income (expense), net	10,112	(266,686)
Other expense, net	(8,392)	(31,473)
Net loss and comprehensive loss	$(9,050,773)	$(21,736,304)
Net loss per common share, basic and diluted	$(1.07)	$(0.43)
Weighted-average number of common shares used in net loss per common share, basic and diluted	8,428,366	50,353,812

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Outstanding		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	50,334,152	$5,033	$298,201,480	$(149,263,653)	$148,942,860
Issuance of common stock upon exercise of
stock options	94,868	9	225,352	—	225,361
Share-based compensation expense	—	—	1,610,188	—	1,610,188
Net loss	—	—	—	(21,736,304)	(21,736,304)
Balance at March 31, 2018	50,429,020	$5,042	$300,037,020	$(170,999,957)	$129,042,105

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2017	2018
Operating Activities
Net loss	$(9,050,773)	$(21,736,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	327,909	1,610,188
Loss from remeasurement of fair value of warrants	—	5,708
Accretion of discounts	—	17,073
Amortization	—	208,624
Changes in operating assets and liabilities:
Refundable research and development credit	(122,397)	(531,204)
Prepaid assets	—	(3,062,009)
Other current assets	217,759	(188,226)
Other assets	26,111	—
Accounts payable	(180,331)	921,805
Accrued expenses	354,772	(180,904)
Net cash used in operating activities	(8,426,950)	(22,935,249)
Financing Activities
Deferred issuance costs	—	(2,664)
Proceeds from exercise of stock options	—	225,361
Net cash provided by financing activities	—	222,697
Net decrease in cash and cash equivalents	(8,426,950)	(22,712,552)
Cash and cash equivalents at beginning of period	24,863,488	175,643,529
Cash and cash equivalents at end of period	$16,436,538	$152,930,977

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 AND 2018

1. Nature of Organization and Operations

Apellis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the development of novel therapeutic compounds to treat disease through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade.

The Company was incorporated in September 2009 under the laws of the State of Delaware and has its principal office in Crestwood, Kentucky.

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

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 30, 2018, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents as of March 31, 2018 of $152.9 million, together with the net proceeds from its follow-on offering (“2018 follow-on offering”) of $131.3 million, will be sufficient to fund its operations into the third quarter of 2019. The future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required capital to fund its operations from any of these, or is not able to obtain such funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apellis Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018.

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

Initial Public Offering

On November 13, 2017, the Company issued and sold 10,714,000 shares of its common stock at a price per share of $14.00 in its initial public offering (the “IPO”). The Company received net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and offering costs of $2.3 million. Deferred issuance costs of $783,695 have been incurred and are recognized as other current assets in the September 30, 2017 condensed consolidated balance sheet, of which $570,218 had been paid, as of September 30, 2017. In addition, on December 13, 2017, the Company issued and sold an additional 981,107 shares of its common stock at the initial public offering price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, which resulted in net proceeds of approximately $12.8 million, after underwriting discounts and commissions of $1.0 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard applies one comprehensive revenue recognition model across all contracts, entities and sectors. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As the Company does not currently have revenue, the adoption of the new standard had no impact on its consolidated financial statements.

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

3. Convertible Preferred Stock

Series E Convertible Preferred Stock

In August 2017, the Company issued and sold 7,792,035 shares of series E convertible preferred stock at $2.571 per share for aggregate proceeds of $20,033,322, less issuance costs of $285,475.

Upon closing of the Company’s initial public offering on November 13, 2017, all shares of convertible preferred stock converted into shares of common stock.

4. Accrued Expenses

Accrued expenses are as follows:

	December 31,	March 31,
	2017	2018
Accrued research and development	$2,463,808	$1,857,970
Accrued payroll liabilities	251,491	$703,186
Other	175,406	$148,645
Total	$2,890,705	$2,709,801

5. Long term Debt

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

Borrowings under the term loan facility are secured by a first priority lien on all of the Company’s assets, excluding intellectual property owned by the Company. The Company has agreed to a negative pledge on its intellectual property and to grant a security interest on its interest in its licenses from the University of Pennsylvania (“Penn”) if Penn consents to such security interest. The term loan facility contains customary events of default and affirmative and negative covenants, including restrictions on the Company’s ability to pay dividends and incur additional debt, but does not contain any financial covenants.

In connection with the Company’s entry into the term loan facility, the Company issued to SVB a warrant to purchase 14,064 shares of the Company’s common stock with an exercise price per share of $5.484. The warrant has a ten-year term and includes a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of the Company, or the expiration of the warrant, SVB may require the Company to repurchase the warrant for a total aggregate purchase price of $250,000.

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

The contractual maturities of our long term debt obligations due subsequent to March 31, 2018 are as follows:

2018	$—
2019	1,666,667
2020	10,000,000
2021	8,333,333
2022	7,000,000
$27,000,000

6. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended March 31, 2018 and 2017, there were no current or deferred income tax expenses or benefits due to the Company’s, net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

Under Section 382 of the Internal Revenue Code, as amended (“Section 382”), the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax assets can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company's ability to use its NOLs would be limited if there was an “ownership change” as defined by Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company's voting and non-voting common shares increase their aggregate ownership of the Company by more than 50 percentage points over a defined period of time.  The company had an ownership change on September 8, 2015.  Therefore, a portion of the NOL and tax credit carryforwards are subject to an annual utilization limitation.

The deferred tax asset includes approximately $36,181,012 of tax affected net operating loss carryforwards and $9,553,510 of research and development tax credit carryforwards. Of the $36,181,012 tax affected net operating loss, $12,303,415 is limited under IRC Sec. 382.  Of the $9,553,510 tax credit carryforwards, $1,892,390 is limited under IRC Sec. 383.  Subsequent ownership changes may further affect the limitation in future years.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.  Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of March 31, 2018.

Tax Act Enactment

During the fourth quarter of 2017, the Company accounted for the estimated impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) including the re-measurement of the Company’s deferred tax assets and liabilities, which resulted in a total impact of $16.0 million to the gross deferred tax balance.  As there is a valuation allowance recorded for all deferred tax assets as of March 31, 2018, there was no impact to the net deferred tax assets balance. The Company was not subject to the one-time mandatory transition tax on cumulative foreign subsidiary earnings as the Company has a net cumulative deficit in earnings and profits from foreign subsidiaries.  The estimated impacts of the Tax Act recorded through March 31, 2018 are provisional in nature, and the Company will continue to assess the impact that various provisions of the Tax Act will have on its business.

7. Commitments and Contingencies

The Company contracts to conduct research and development activities with remaining contract costs of approximately $1,915,000 at March 31, 2018, that will be incurred in future periods. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

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

	For the Three Months Ended March 31,
	2017	2018
Convertible preferred stock	56,347,420	—
Common stock options	8,697,028	7,418,316
Common stock warrants	—	14,064
Total	65,044,448	7,432,380

9. Subsequent Events

On April 23, 2018, the Company issued and sold 5,500,000 shares of its common stock at a price per share of $25.50 in the 2018 follow-on offering.  The Company received net proceeds of $131.3 million after deducting underwriting discounts and commissions of $8.4 million and estimated offering costs of $0.5 million. Deferred issuance costs of $194,347 have been incurred and are recognized as other current assets in the March 31, 2018 condensed consolidated balance sheet of which $2,664 have been paid as of March 31, 2018.  The Company has granted to its underwriters an option, exercisable for 30 days from the date of the prospectus for the 2018 follow-on offering, to purchase up to 825,000 additional shares of the Company’s common stock at the public offering price of $25.50 per share, less the underwriting discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018, which we refer to as the 2017 Annual Report on Form 10-K.

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

We have the most advanced clinical program targeting C3.  We believe that our lead product candidate, APL-2, has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a meaningful treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for two distinct medical conditions -- geographic atrophy in age-related macular degeneration, or GA, and paroxysmal nocturnal hemoglobinuria, or PNH – and we plan to conduct clinical trials in additional complement-dependent diseases. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months, and we are planning to initiate a Phase 3 clinical program evaluating APL-2 in patients with GA.  In our two ongoing Phase 1b trials in PNH, APL-2 achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We are also developing other novel compounds targeting C3. We hold worldwide commercialization rights to APL-2 and those other novel compounds targeting C3.

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

On November 13, 2017, we issued and sold 10,714,000 shares of common stock in our initial public offering, or IPO, at a public offering price of $14.00 per share for net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and estimated offering expenses of approximately $2.3 million. In addition, on December 13, 2017, we issued and sold an additional 981,107 shares of common stock at the IPO price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, which resulted in net proceeds of approximately $12.8 million, after underwriting discounts and commissions. On November 13, 2017, upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 30,070,034 shares of common stock.

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in the 2018 follow-on offering at a public offering price of $25.50 per share for net proceeds of $131.3 million, after deducting underwriting discounts and commissions of $8.4 million and estimated offering expenses of $0.5 million.  We have granted to our underwriters an option, exercisable for 30 days from the date of the prospectus for the 2018 follow-on offering, to purchase up to 825,000 additional shares of our common stock at the public offering price of $25.50 per share, less the underwriting discount.

Prior to the IPO and the 2018 follow-on offering, we financed our operations primarily through $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to an affiliate of one of our stockholders.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $21.7 million and $9.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $171.0 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including the Phase 3 clinical trials in GA and PNH that we plan to initiate in the second half of 2018; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs. In addition, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2018, we had cash and cash equivalents of $152.9 million. We believe that our cash and cash equivalents as of March 31, 2018, together with the net proceeds of $131.3 million from our 2018 follow-on offering, will be sufficient to fund our operating expenses and capital expenditures into the third quarter of 2019.

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

We have initiated a Phase 2 clinical trial of APL-2 in patients with autoimmune hemolytic anemia in the first half of 2018 and plan to initiate a Phase 2 clinical trial of APL-2 in patients with complement-dependent nephropathies in the first half of 2018.

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

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgements and Estimates” in our 2017 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; the last day of 2022; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended March 31,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$7,231,084	$17,402,890	$10,171,806	140.7%
General and administrative	1,821,409	4,035,255	2,213,846	121.5
Operating loss	(9,052,493)	(21,438,145)	(12,385,652)	136.8
Interest income (expense), net	10,112	(266,686)	(276,798)	(2,737.4)
Other income, net	(8,392)	(31,473)	(23,081)	275.0
Net loss and comprehensive loss	$(9,050,773)	$(21,736,304)	$(12,685,531)	140.2

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended March 31,		Change	Change
	2017	2018	$	%
Clinical trial costs	$3,286,315	$7,662,878	$4,376,563	133.2%
Contract manufacturing	2,343,290	5,644,047	3,300,757	140.9
Compensation and related personnel costs	866,326	2,137,074	1,270,748	146.7
Other research and development costs	413,965	991,573	577,608	139.5
Device development expenses	23,392	465,017	441,625	1,887.9
Pre-clinical study expenses	297,796	502,301	204,505	68.7
Total research and development expenses	$7,231,084	$17,402,890	$10,171,806	140.7

Research and development expenses increased by $10.2 million to $17.4 million for the three months ended March 31, 2018 from $7.2 million for the three months ended March 31, 2017, an increase of 140.7%. The increase in research and development expenses was primarily attributable to an increase of $4.4 million in clinical trial costs, an increase of $3.3 million in manufacturing expenses, an increase of $1.3 million in employee related costs primarily due to the hiring of additional personnel, an increase of $0.6 million related to research and development supporting activities, an increase of $0.4 million in device development expenses, and an increase of $0.2 million in pre-clinical study expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million to $4.0 million for the three months ended March 31, 2018, from $1.8 million for the three months ended March 31, 2017, an increase of 121.5%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $0.9 million, an increase of $0.4 million in director stock option compensation, an increase in office, travel and related costs of $0.4 million, an increase in professional and consulting fees of $0.3 million, and an increase of $0.2 million in insurance costs. three months ended March 31, 2018three months ended March 31, 2017March 31, 2017

Interest Income (Expense), Net

Interest income (expense), net was an expense of $0.3 million for the three months ended March 31, 2018, a decrease of $0.3 million, compared to $10,112 of interest income for the three months ended March 31, 2017. The interest expense incurred in 2018 was primarily attributable to interest expense incurred on our long-term debt. The interest income earned in 2017 related to interest earned from cash equivalents and cash equivalents.

Other Income, Net

Other income, net remained relatively stable for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

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

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in the 2018 follow-on offering at a public offering price of $25.50 per share for net proceeds of $131.3 million, after deducting underwriting discounts and commissions of $8.4 million and estimated offering expenses of $0.5 million.  We have granted to our underwriters an option, exercisable for 30 days from the date of the prospectus for the 2018 follow-on offering, to purchase up to 825,000 additional shares of our common stock at the public offering price of $25.50 per share, less the underwriting discount.

Prior to the IPO and the 2018 follow-on offering, we financed our operations primarily through $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to an affiliate of one of our stockholders.

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

In connection with the issuance and sale of the $7.0 million promissory note, we issued to an affiliate of one of our stockholders a warrant to purchase 93,764 shares of our common stock at a price per share of $5.484, which was exercised in October 2017 prior to the IPO. The warrant was exercisable at any time but would have expired if unexercised by the closing date of our IPO. We recorded the fair value of the warrant in the aggregate amount of $430,160 as a discount to the promissory note. This amount is being accreted as additional interest expense over the term of the promissory note.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018 and March 31, 2017:

	For the Three Months Ended March 31,
	2017	2018
Net cash used in operating activities	$(8,426,950)	$(22,935,249)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	222,697
Net increase (decrease) in cash and cash equivalents	$(8,426,950)	$(22,712,552)

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.9 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $21.7 million adjusted for non-cash items, including share-based compensation expense of $1.6 million, a net decrease in operating assets of $3.0 million, which resulted primarily from an increase in prepaid expenses of $3.1 million, an increase in other current assets of $0.5 million, an increase in deferred issuance costs of $0.2 million and a net increase in accounts payable and accrued expenses of $0.7 million.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2017 and consisted primarily of a net loss of $9.1 million adjusted for non-cash items, including share-based compensation expense of $0.3 million, and a decrease in prepaid expenses of $0.3 million, an increase other current assets of $0.2 million, offset by a net increase in accounts payable and accrued expenses of $0.2 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2018 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2018 and consisted primarily of proceeds from the issuance of common stock upon the exercise of stock options. There was no net cash provided by financing activities for the three months ended March 31, 2017.

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

We believe that our cash and cash equivalents as of March 31, 2018,  together with the net proceeds of our 2018 follow-on offering,  will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect the proceeds of our 2018 follow-on offering and our cash and cash equivalents as of March 31, 2018 will be sufficient to enable us to complete our planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	our ability to obtain adequate reimbursement for any product we commercialize; and
•	the costs of operating as a public company.

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2017 Annual Report on Form 10-K. See Note 5 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments as of December 31, 2017 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and 2017, we had cash and cash equivalents of $152.9 million and $175.6 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

As of March 31, 2018 and 2017, we had no liabilities denominated in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $21.7 million for the  three months ended March 31, 2018 and $51.0 million for the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $171.0 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and a subsequent follow-on offering, private placements of our preferred stock, borrowings under a term loan facility and the issuance and sale of a promissory note to an affiliate of one of our stockholders. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, we used net cash of $22.9 million and $46.5 million and $26.0 million, respectively, in our operating activities substantially all of which related to research and development activities. As of March 31, 2018, our cash and cash equivalents were $152.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of March 31, 2018, together with the proceeds of our 2018 follow-on offering, will not be sufficient to complete our planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of March 31, 2018, together with the net proceeds from our public follow-on offering, will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2019. Our estimate as to how long we expect our cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	our ability to obtain adequate reimbursement for any product we commercialize; and
•	the costs of operating as a public company.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For instance, the Phase 3 clinical trials in GA will be similar in design to the Phase 2 clinical trial, except that patients will be treated with APL-2 for 24 months rather than 12 months and there will not be a six-month monitoring period following treatment.   Additionally, unlike the Phase 2 trial, GA lesion size will be measured by total area rather than mean change in the square root of GA lesion size.  We also expect that we will set statistical significance at a p-value of 0.05 or less, meaning that there is a 1-in-20 or less probability that the observed results occurred by chance rather than as a treatment effect.   In our Phase 2 trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less probability that the observed results occurred by chance. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

The principal competitor for PNH, and possibly other indications in our hematology and nephrology programs is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion and is the only drug approved for the treatment of PNH. Alexion is conducting Phase 3 trials of ALXN1210 for patients with PNH.  ALXN1210 is designed to have a longer half-life and greater inhibition of C5 than eculizumab. We are aware of a number of other companies that are actively developing product candidates for the treatment of PNH, including a product candidate directed at C3 complement inhibition that is currently in Phase 1 development by Amyndas Pharmaceuticals SA; product candidates directed at C5 complement inhibition such as ALN-CC5, an RNAi therapeutic targeting C5 being developed by Alnylam Pharmaceuticals, Inc. that is in early clinical trials; Coversin, a small protein inhibitor of C5 being developed by Akari Therapeutics, Plc. that is in Phase 2 clinical trials; Ra101495, a cyclic peptide inhibitor of C5 that is currently in Phase 2 trials by Ra Pharmaceuticals, Inc., and LFG316, an anti-C5 monoclonal antibody that is currently in Phase 2 trials by Novartis; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc., and ACH-4471 (previously ACH-CFDIS), an orally available small molecule inhibitor of complement factor D, that is currently in early clinical development by Achillion Pharmaceuticals, Inc. Amgen is developing ABP959, a biosimilar for eculizumab that is in early clinical development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could harm our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

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

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Transparency Requirements.     The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to physicians and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

Analogous State and Foreign Laws.     Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, and are generally broad and are enforced by many different federal and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction.  State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

As of March 31, 2018, we had 47 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from November 9, 2017 to April 24, 2018, the closing sales price of our common stock ranged from a high of $30.00 per share to a low of $12.71 per share. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of April 24, 2018, we have 55,941,896 shares of common stock outstanding. Of these shares, approximately 38.5 million shares are subject to restrictions on transfer under lock-up agreements with the representatives of the underwriters for our initial public offering or other agreements.  The lock-up restrictions entered into in connection with the initial public offering are due to expire on May 6, 2018.  Of these shares, approximately 13.7 million shares will continue to be subject to restrictions on transfer under lock-up agreements entered into in connection with the public follow-on offering that closed on April 23, 2018.  These lock-up restrictions are due to expire on July 17, 2018. As a result of these lock-up agreements, approximately 24.8 million shares of common stock will become eligible for sale on May 7, 2018 and 13.7 million shares of common stock will become eligible for sale on July 18, 2018, in each case subject to applicable securities laws. The representatives of the underwriters for our initial public offering and for the public follow-on offering may release stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market.   Any of our remaining shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares were issued in our initial public offering or subsequent public offerings and are held by nonaffiliates of ours.

In November 2017, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of March 31, 2018, we had options to purchase an aggregate of 7,418,316 shares of our common stock outstanding, of which options to purchase 3,425,352 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.  Moreover, holders of an aggregate of 11,178,984 shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had both federal and state net operating loss carryforwards of $118.8 million, and federal research and development tax credit carryforwards of $8.3 million, all of which if not utilized will begin to expire in 2024. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

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

As of April 24, 2018, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 34.3% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 20.3% of our outstanding common stock. If, as we expect, Potentia Holdings LLC distributes the shares of our common stock it holds to its stockholders at some point in the future, the percentage of our shares held by certain of our directors and executive officers who are stockholders of Potentia Holdings LLC will increase. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Our restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against our company and our directors, officers and employees.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Stock

On November 13, 2017, we closed our initial public offering, or IPO of 10,714,000 shares of our common stock at a public offering price of $14.00 per share resulting in gross proceeds of approximately $150.0 million. In addition, on December 13, 2017, the Company issued and sold an additional 981,107 shares of common stock at the IPO price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in gross proceeds of approximately $13.8 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-220941), which was declared effective by the SEC on November 8, 2017. Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering and as representatives of the underwriters. The offering commenced on November 8, 2017 and did not terminate until the sale of all of the shares offered.

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

As of March 31, 2018, we have used approximately $22.7 million of the net proceeds from the IPO primarily to find pre-clinical trials of APL-2, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the IPO to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10% or more of our common stock, or to any affiliate of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus dated November 9, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: April 30, 2018	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: April 30, 2018	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)