Form 10-Q
period 2018-06-30
Apellis Pharmaceuticals, Inc.
filed 2018-07-31
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 20, 2018, the registrant had 56,178,124 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$175,643,529	$253,839,540
Refundable research and development credit	1,297,361	1,996,996
Prepaid assets	5,059,593	10,857,287
Other current assets	14,823	7,695
Total current assets	182,015,306	266,701,518
Other assets	116,150	116,150
Total assets	$182,131,456	$266,817,668
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,663,253	$5,133,017
Accrued expenses	2,890,705	5,121,178
Total current liabilities	6,553,958	10,254,195
Long-term liabilities:
Term loan facility	19,806,944	20,143,217
Promissory note - related party	6,583,402	6,618,150
Common stock warrant liability	244,292	250,000
Total liabilities	33,188,596	37,265,562
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2017 and June 30, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2017 and June 30, 2018 and 50,334,152 shares issued and outstanding at December 31, 2017 and 56,154,438 shares issued and outstanding at June 30, 2018	5,033	5,615
Additional paid in capital	298,201,480	433,880,750
Accumulated deficit	(149,263,653)	(204,334,259)
Total stockholders' equity	148,942,860	229,552,106
Total liabilities and stockholders' equity	$182,131,456	$266,817,668

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2018	2017	2018
Operating expenses:
Research and development	$10,422,059	$27,537,619	$17,653,143	$44,940,509
General and administrative	1,710,344	5,947,823	3,531,753	9,983,079
Operating loss	(12,132,403)	(33,485,442)	(21,184,896)	(54,923,588)
Interest income (expense), net	5,854	184,009	15,966	(82,677)
Other income (expense), net	397	(32,867)	(7,995)	(64,341)
Net loss and comprehensive loss	$(12,126,152)	$(33,334,300)	$(21,176,925)	(55,070,606)
Net loss per common share, basic and diluted	$(1.44)	$(0.61)	$(2.51)	$(1.05)
Weighted-average number of common shares used in net loss per common share, basic and diluted	8,428,366	$54,691,833	8,428,366	52,534,806

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
	Outstanding		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	50,334,152	$5,033	$298,201,480	$(149,263,653)	$148,942,860
Issuance of common stock in follow-on offering, net of offering costs	5,500,000	550	131,324,477	—	131,325,027
Issuance of common stock upon exercise of
stock options	320,286	32	501,078	—	501,110
Share-based compensation expense	—	—	3,853,715	—	3,853,715
Net loss	—	—	—	(55,070,606)	(55,070,606)
Balance at June 30, 2018	56,154,438	$5,615	$433,880,750	$(204,334,259)	$229,552,106

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2017	2018
Operating Activities
Net loss	$(21,176,925)	$(55,070,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	708,833	3,853,715
Loss from remeasurement of fair value of warrants	—	5,708
Accretion of discounts	—	34,748
Amortization of term loan facility	—	336,273
Changes in operating assets and liabilities:
Refundable research and development credit	(416,412)	(699,635)
Prepaid assets	(1,457,696)	(5,797,694)
Other current assets	—	7,128
Other assets	(61,632)	—
Accounts payable	57,186	1,469,764
Accrued expenses	2,422,245	2,230,473
Net cash used in operating activities	(19,924,401)	(53,630,126)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	131,325,027
Proceeds from exercise of stock options	—	501,110
Net cash provided by financing activities	—	131,826,137
Net decrease in cash and cash equivalents	(19,924,401)	78,196,011
Cash and cash equivalents at beginning of period	24,863,488	175,643,529
Cash and cash equivalents at end of period	$4,939,087	$253,839,540

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2018

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

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2018, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents as of June 30, 2018 of $253.8 million will be sufficient to fund its operations for at least twelve months into the third quarter of 2019. The future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apellis Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Follow-on Offering

On April 23, 2018, the Company issued and sold 5,500,000 shares of its common stock at a price per share of $25.50 in a follow-on public offering.  The Company received net proceeds of $131.3 million after deducting underwriting discounts and commissions of $8.4 million and offering costs of $0.5 million.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

3. Convertible Preferred Stock

Series E Convertible Preferred Stock

In August 2017, the Company issued and sold 7,792,035 shares of series E convertible preferred stock at $2.571 per share for aggregate proceeds of $20,033,322, less issuance costs of $285,475.

Upon closing of the Company’s IPO on November 13, 2017, all shares of convertible preferred stock converted into shares of common stock.

4. Accrued Expenses

Accrued expenses are as follows:

	December 31,	June 30,
	2017	2018
Accrued research and development	$2,463,808	$3,478,400
Accrued payroll liabilities	251,491	1,461,919
Other	175,406	180,859
Total	$2,890,705	$5,121,178

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

The contractual maturities of our long term debt obligations due subsequent to June 30, 2018 are as follows:

2018	$—
2019	1,666,667
2020	10,000,000
2021	8,333,333
2022	7,000,000
$27,000,000

6. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended June 30, 2018 and 2017, there were no current or deferred income tax expenses or benefits due to the Company’s, net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.  Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of June 30, 2018 and December 31, 2017.

Tax Act Enactment

During the fourth quarter of 2017, the Company accounted for the estimated impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) including the re-measurement of the Company’s deferred tax assets and liabilities, which resulted in a total impact of $16.0 million to the gross deferred tax balance.  As there is a valuation allowance recorded for all deferred tax assets as of, December 31, 2017 there was no impact to the net deferred tax assets balance. The Company was not subject to the one-time mandatory transition tax on cumulative foreign subsidiary earnings as the Company has a net cumulative deficit in earnings and profits from foreign subsidiaries.  As of June 30, 2018, the estimated impacts of the Tax Act recorded remain provisional in nature, and the Company will continue to assess the impact that various provisions of the Tax Act will have on its business. While the amounts are provisional, given the full valuation allowance as of June 30, 2018, the Company does not anticipate an overall impact to the net deferred tax asset balance.

7. Commitments and Contingencies

The Company contracts to conduct research and development activities with remaining contract costs of approximately $1,162,000 at June 30, 2018, that will be incurred in future periods. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

8. Net Loss per Share

Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share for all periods presented as the inclusion of all potential common shares outstanding would have been anti-

dilutive. Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2018	2017	2018
Convertible preferred stock	26,416,896	—	26,416,896	—
Common stock options	4,675,118	7,293,336	4,675,118	7,293,336
Common stock warrants	—	14,064	—	14,064
Total	31,092,014	7,307,400	31,092,014	7,307,400

9. Related Party Transaction

Effective as of May 1, 2018, the Company entered into a subscription license agreement and a services agreement with Revon Systems, Inc. (“Revon”).    Under the subscription license agreement, Revon granted the Company an exclusive license to use the Revon software platform and applications for any purpose with respect to the Company's programs in age-related macular degeneration, hemolytic diseases and complement-dependent nephropathies for an annual license fee of $175,000 and an option to obtain a perpetual, exclusive license thereafter for $350,000. Under the services agreement, Revon will provide development services with respect to the Revon software to the Company for $250,000 during the first year.

Each of Cedric Francois, Pascal Deschatelets and Alec Machiels is an affiliate of Revon. The Board approved the Revon agreements after review by a subcommittee of the disinterested members of the Board and determination by the full Board that the terms of the Revon agreements were fair, reasonable and in the best interests of the Company.

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

We have the most advanced clinical program targeting C3.  We believe that our lead product candidate, APL-2, has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a meaningful treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for two distinct medical conditions - geographic atrophy in age-related macular degeneration, or GA, and paroxysmal nocturnal hemoglobinuria, or PNH. We are also conducting clinical trials of APL-2 in patients with wet age-related macular degeneration, or wet AMD, and in two other complement-dependent disease areas, autoimmune hemolytic anemia and complement-dependent nephropathies. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months. We plan to initiate a Phase 3 clinical program consisting of two identical Phase 3 clinical trials evaluating APL-2 in patients with GA in the second half of 2018.  In our ongoing Phase 1b trials in PNH, APL-2 has achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful We have initiated a Phase 3 clinical trial evaluating APL-2 in patients with PNH who are anemic while being treated with eculizumab, the only approved therapy for PNH and plan a second Phase 3 clinical trial in patients with PNH who have not received eculizumab. We are also developing novel compounds targeting C3 and plan to conduct clinical trials of APL-2 and these compounds in additional complement dependent diseases. We hold worldwide commercialization rights to APL-2 and those other novel compounds targeting C3.

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

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $55.1 million and $21.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $204.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including the planned Phase 3 clinical program in GA and the ongoing and planned Phase 3 clinical trials in PNH; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs. In addition, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2018, we had cash and cash equivalents of $253.8 million. We believe that our cash and cash equivalents as of June 30, 2018, will be sufficient to fund our operating expenses and capital expenditures for at least twelve months into the third quarter of 2019.

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

The following summarizes our most advanced research and development programs:

•

GA. We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth at 12 months compared to sham. We are conducting a Phase 1b/2 trial of APL-2 in patients with wet AMD which we initiated in the second quarter of 2018.  We plan to initiate a Phase 3 clinical program consisting of two Phase 3 clinical trials of APL-2 in GA in the second half of 2018 with a goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide.

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in treatment-naïve patients, APL-2 treatment was associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We have initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial, which we refer to as our Pegasus trial, is a 70 patient randomized head-to-head study comparing APL-2 monotherapy to eculuzimab monotherapy in patients with PNH currently on treatment with eculizumab. We plan to initiate a 48 patient Phase 3 clinical trial in patients naïve to eculizumab in the beginning of 2019.

We initiated a Phase 2 clinical trial of APL-2 in patients with autoimmune hemolytic anemia and a Phase 2 clinical trial of APL-2 in patients with complement-dependent nephropathies in the first half of 2018.

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

During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgements and Estimates” in our 2017 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

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

Subject to certain conditions, as an EGC, we have relied on certain exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis, as well as reduced reporting requirements.

Based on the market value of our common stock held by non-affiliates as of June 30, 2018, we will cease to be an EGC beginning December 31, 2018.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended June 30,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$10,422,059	$27,537,619	$17,115,560	164.2%
General and administrative	1,710,344	5,947,823	4,237,479	247.8
Operating loss	(12,132,403)	(33,485,442)	(21,353,039)	176.0
Interest income (expense), net	5,854	184,009	178,155	3,043.5
Other income (expense), net	397.22	(32,867)	(33,264.07)	(8,378.8)
Net loss and comprehensive loss	$(12,126,152)	$(33,334,300)	$(21,208,148)	174.9

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended June 30,		Change	Change
	2017	2018	$	%
Clinical trial costs	$3,623,325	$15,712,132	$12,088,808	333.6%
Contract manufacturing	4,155,494	6,034,770	1,879,276	45.2
Compensation and related personnel costs	1,110,853	3,546,823	2,435,970	219.3
Other research and development costs	400,548	1,164,421	763,873	190.7
Pre-clinical study expenses	499,627	747,314	247,687	49.6
Device development expenses	632,212	332,159	(300,053)	(47.5)
Total research and development expenses	$10,422,059	$27,537,619	$17,115,560	164.2

Research and development expenses increased by $17.1 million to $27.5 million for the three months ended June 30, 2018 from $10.4 million for the three months ended June 30, 2017, an increase of 164.2%. The increase in research and development expenses was primarily attributable to an increase of $12.1 million in clinical trial costs, an increase of $2.4 million in employee related costs primarily due to the hiring of additional personnel, an increase of $1.9 million in manufacturing expenses, an increase of $0.8 million related to research and development supporting activities and an increase of $0.2 million in pre-clinical study expenses, offset by a decrease of $0.3 million in device development expenses

General and Administrative Expenses

General and administrative expenses increased by $4.2 million to $5.9 million for the three months ended June 30, 2018, from $1.7 million for the three months ended June 30, 2017, an increase of 247.8%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $1.6 million, an increase of $0.4 million in director stock option compensation, an increase in office, travel and related costs of $0.5 million, an increase in professional and consulting fees of $1.1 million, an increase in license agreement costs of $0.4 million, and an increase of $0.2 million in insurance costs.

Interest Income (Expense), Net

Interest income (expense), net was an expense of $0.2 million for the three months ended June 30, 2018, an increase of $0.2 million, compared to $5,854 of interest income for the three months ended June 30, 2017. The interest expense incurred in the 2018 period was primarily attributable to interest expense incurred on our long-term debt. The interest income earned in the 2017 period related to interest earned from cash and cash equivalents.

Comparison of Six Months Ended June 30, 2017 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$17,653,143	$44,940,509	$27,287,366	154.6%
General and administrative	3,531,753	9,983,079	6,451,326	182.7
Operating loss	(21,184,896)	(54,923,588)	(33,738,692)	159.3
Interest income (expense), net	15,966	(82,677)	(98,643)	(617.8)
Other income (expense), net	(7,995)	(64,341)	(56,346)	704.8
Net loss and comprehensive loss	$(21,176,925)	$(55,070,606)	$(33,893,681)	160.1

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2017 and 2018, together with the dollar increase and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2017	2018	$	%
Clinical trial costs	$6,909,639	$23,375,012	$16,465,373	238.3%
Contract manufacturing	6,498,784	11,678,817	5,180,033	79.7
Compensation and related personnel costs	1,977,180	5,683,897	3,706,717	187.5
Other research and development costs	814,513	2,155,993	1,341,480	164.7
Pre-clinical study expenses	797,423	1,249,614	452,191	56.7
Device development expenses	655,604	797,176	141,572	21.6
Total research and development expenses	$17,653,143	$44,940,509	$27,287,366	154.6

Research and development expenses increased by $27.3 million to $44.9 million for the six months ended June 30, 2018 from $17.6 million for the six months ended June 30, 2017, an increase of 154.6%. The increase in research and development expenses was primarily attributable to an increase of $16.5 million in clinical trial costs, an increase of $5.2 million in manufacturing expenses, an increase of $3.7 million in employee related costs primarily due to the hiring of additional personnel, an increase of $1.3 million related to research and development supporting activities, an increase of $0.5 million in preclinical study expenses and an increase of $0.1 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $6.5 million to $10.0 million for the six months ended June 30, 2018, from $3.5 million for the six months ended June 30, 2017, an increase of 182.7%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $2.6 million, an increase in professional and consulting fees of $1.4 million, an increase in office, travel and related costs of $1.6 million and an increase of $0.9 million in director stock option compensation. The increased employee related costs of $2.6 million consisted of $2.3 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel and $0.3 million in recruitment expense. The increased professional and consulting fees of $1.4 million primarily consisted of an increase in consulting fees of $0.5 million, an increase of $0.5 million in legal fees, an increase of $0.2 million in accounting fees and an increase of $0.2 million in other professional fees.

Interest Income (Expense), net

Interest income (expense), net was an expense of $82,677 for the six months ended June 30, 2018, a decrease of $98,643, compared to $15,966 of interest income for the six months ended June 30, 2017. The interest expense incurred in 2018 was primarily attributable to interest expense incurred on our long-term debt. The interest income earned in 2017 related to interest earned from cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

On November 13, 2017, we issued and sold 10,714,000 shares of common sock in our initial public offering, or IPO at a public offering price of $14.00 per share for net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and other offering expenses of approximately $2.3 million. On November 13, 2017, upon the closing of the IPO, all shares of preferred stock then outstanding converted into an aggregate of 30,070,034 shares of common stock. In addition, on December 13, 2017, we issued and sold an additional 981,107 shares of common stock at the IPO price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in net proceeds of approximately $12.8 million, after underwriting discounts and commissions of $1.0 million.

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in a follow-on public offering at a public offering price of $25.50 per share for net proceeds of $131.3 million, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $0.5 million.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and June 30, 2017:

	For the Six Months Ended June 30,
	2017	2018
Net cash used in operating activities	$(19,924,401)	$(53,630,126)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	131,826,137
Net increase (decrease) in cash and cash equivalents	$(19,924,401)	$78,196,011

Net Cash Used in Operating Activities

Net cash used in operating activities was $53.6 million for the six months ended June 30, 2018 and consisted primarily of a net loss of $55.1 million adjusted for non-cash items, including share-based compensation expense of $3.9 million, a net decrease in operating assets of $2.8 million, which resulted primarily from an increase in prepaid expenses of $5.8 million, an increase in other current assets of $0.7 million, and a net increase in accounts payable and accrued expenses of $3.7 million.

Net cash used in operating activities was $19.9 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $21.2 million adjusted for non-cash items, including share-based compensation expense of $0.7 million, and a decrease in prepaid expenses of $1.5 million, an increase in other current assets of $0.4 million, offset by a net increase in accounts payable and accrued expenses of $2.5 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the six months ended June 30, 2018 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $131.8 million during the six months ended June 30, 2018 and consisted primarily of proceeds from the issuance of common stock in the follow-on public offering that we completed in April 2018. There was no net cash provided by financing activities for the six months ended June 30, 2017.

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

We believe that our cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our cash and cash equivalents as of June 30, 2018 will be sufficient to enable us to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2017 Annual Report on Form 10-K. See Note 5 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the six months ended June 30, 2018, there were no material changes to our contractual obligations and commitments as of December 31, 2017 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and 2017, we had cash and cash equivalents of $253.8 million and $175.6 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

As of June 30, 2018 and 2017, we had no liabilities denominated in foreign currencies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $55.1 million for the six months ended June 30, 2018 and $51.0 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $204.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and a subsequent follow-on offering, private placements of our preferred stock, borrowings under a term loan facility and the issuance and sale of a promissory note to an affiliate of one of our stockholders. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, we used net cash of $53.6 million and $46.5 million and $26.0 million, respectively, in our operating activities substantially all of which related to research and development activities. As of June 30, 2018, our cash and cash equivalents were $253.8 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of June 30, 2018, will not be sufficient to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2019. Our estimate as to how long we expect our cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

In particular, the successful completion of our clinical development program for APL-2 for the treatment of PNH is dependent upon our ability to enroll a sufficient number of patients with PNH. PNH is a rare disease with a small patient population, and many of those patients are treated with eculizumab, marketed as Soliris by Alexion Pharmaceuticals, Inc., or Alexion. Further, there are only a limited number of specialist physicians that regularly treat patients with PNH and major clinical centers that support PNH treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with PNH and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches such as eculizumab. Given the severe and life-threatening nature of PNH and the expectation that many patients will be on treatment with eculizumab, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned Phase 3 clinical trial in PNH patients who have not been treated with eculizumab. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of APL-2 in PNH in a timely and cost-effective manner.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For instance, the Phase 3 clinical trials in GA will be similar in design to the Phase 2 clinical trial, except that patients will be treated with APL-2 for 24 months rather than 12 months and there will not be a six-month monitoring period following treatment. Additionally, unlike the Phase 2 clinical trial, GA lesion size will be measured by total area rather than mean change in the square root of GA lesion size. In our planned Phase 3 clinical trials in GA, we plan to set statistical significance at a p-value of 0.05 or less, meaning that there is a 1-in-20 or less probability that the observed results occurred by chance rather than as a treatment effect. In our Phase 2 clinical trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less probability that the observed results occurred by chance. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody being developed by Novartis AG that is in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Ophthotech Corporation that is in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Allergan PLC, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC and Regenerative Patch Technologies. In September and December 2017, F. Hoffmann-La Roche, or Roche, announced that lampalizumab, a complement factor D inhibitor being developed by Roche for the treatment of GA, had failed to meet its primary endpoint in its Phase 3 clinical trials.

The principal competitor for PNH, and possibly other indications in our hematology and nephrology programs is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion and is the only drug approved for the treatment of PNH. Alexion is also developing  ALXN1210 for patients with PNH. ALXN1210 is designed to have a longer half-life and greater inhibition of C5 than eculizumab. In March and April 2018, Alexion announced that ALXN1210 achieved non-inferiority to Soliris in its two Phase 3 clinical trials. We are aware of a number of other companies that are actively developing product candidates for the treatment of PNH, including a product candidate directed at C3 complement inhibition that is currently in Phase 1 development by Amyndas Pharmaceuticals SA; product candidates directed at C5 complement inhibition such as ALN-CC5, an RNAi therapeutic targeting C5 being developed by Alnylam Pharmaceuticals, Inc. that is in early clinical trials; Coversin, a small protein inhibitor of C5 being developed by Akari Therapeutics, Plc. that is in Phase 2 clinical trials; Ra101495, a cyclic peptide inhibitor of C5 that is currently in Phase 2 clinical trials by Ra Pharmaceuticals, Inc., and LFG316, an anti-C5 monoclonal antibody that is currently in Phase 2 clinical trials by Novartis; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc., and ACH-4471 (previously ACH-CFDIS), an orally available small molecule inhibitor of complement factor D, that is currently in early clinical development by Achillion Pharmaceuticals, Inc. Amgen is developing ABP959, a biosimilar for eculizumab that is in early clinical development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are no currently marketed drug treatments for autoimmune hemolytic anemia, or AIHA, but there are currently treatments in development for AIHA, including: fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rigel Pharmaceuticals, Inc., which is in Phase 2 clinical trials, and TNT-009/BIVV009, a C1s monoclonal antibody inhibitor, which is being developed by Bioverativ Inc., and is in Phase 3 clinical trials in patients with cold agglutinin disease, a subtype of AIHA. There are no currently marketed drug treatments for complement-dependent nephropathies, but OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, is being developed by Omeros Corp. as a treatment for IgA nephropathy and is entering Phase 3 clinical trials. Furthermore, voclosporine developed by Aurininia Pharmaceuticals for lupus nephritis is in Phase 3 clinical trials, and avacopan, an oral C5aR-inhibitor developed by ChemCcentryx, Inc. for C3 glomerulopathy is in Phase 2 clinical trials.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. We do not have long-term supply agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for APL-2 that resulted in delays in the supply of APL-2. These delays resulted in us incurring additional costs and delays in our PNH development program. If we experience other issues or delays in the future, our development of APL-2 may be materially delayed and our business adversely affected.

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

As of June 30, 2018, we had 60 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

As a public company, we incur, and particularly after we are no longer an “emerging growth company” beginning January 1, 2019, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to SOX Section 404 we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC and will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 20, 2018, we have 56,178,124 shares of common stock outstanding.    All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

In November 2017, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2018, we had options to purchase an aggregate of 7,293,336 shares of our common stock outstanding, of which options to purchase 3,432,250 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,178,984 shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of July 20, 2018, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 29.9% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 20.2% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

As of June 30, 2018, we have used approximately $85.7 million of the net proceeds from the IPO and the 2018 follow-on offering primarily to fund pre-clinical trials of APL-2, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the IPO to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10% or more of our common stock, or to any affiliate of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectuses dated November 9, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5.	Other Information

On July 25, 2018, the Company and NWALP PHOP Property Owner LLC, as landlord, entered into an amendment of the Company’s lease for its office in Waltham, Massachusetts. The amendment has the effect of terminating the Company’s lease with respect to its current office in Waltham, Massachusetts consisting of approximately 6,126 square feet, effective upon the substantial completion of the build out of the new office, expected to be November 1, 2018, and provides for the lease of a new office in Waltham, Massachusetts consisting of approximately 23,000 square feet. The amended lease, which expires 78 months after substantial completion of the new premises, provides for a base rent of $35.50 per square foot, with an annual increase in base rent of $1.00 per square foot. During the first year of the amended lease, base rent will be calculated with respect to 15,000 square feet.

On July 2, 2018, the Company and DHB Properties, LLC, as landlord, agreed to a five-year extension of the term of the Company’s current lease for its office in Crestwood, Kentucky. The extended lease, which expires in July 2023, provides for a base rent of $18.00 per square foot during the extended term.  After January 15, 2020, the Company may terminate the lease upon 12 months' notice to the landlord.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Fourth Addendum to Office Lease Agreement, dated as of July 2, 2018, by and between Registrant and Westwind Way Properties, LLC.

10.2*	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: July 31, 2018	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date:, July 31, 2018	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)