Form 10-Q
period 2018-09-30
Apellis Pharmaceuticals, Inc.
filed 2018-11-13
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 56,242,571 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2018
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,643,529	$220,640,818
Refundable research and development credit	1,297,361	1,364,259
Prepaid assets	5,059,593	16,846,183
Other current assets	14,823	81,532
Total current assets	182,015,306	238,932,792
Other assets	116,150	212,979
Total assets	$182,131,456	$239,145,771
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,663,253	$5,468,800
Accrued expenses	2,890,705	10,565,640
Total current liabilities	6,553,958	16,034,440
Long-term liabilities:
Term loan facility	19,806,944	20,270,032
Promissory note	6,583,402	6,636,449
Common stock warrant liability	244,292	250,000
Total liabilities	33,188,596	43,190,921
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2017 and September 30, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2017 and September 30, 2018 and 50,334,152 shares issued and outstanding at December 31, 2017 and 56,242,571 shares issued and outstanding at September 30, 2018	5,033	5,624
Additional paid-in capital	298,201,480	435,915,657
Accumulated other comprehensive income	—	339,942
Accumulated deficit	(149,263,653)	(240,306,373)
Total stockholders' equity	148,942,860	195,954,850
Total liabilities and stockholders' equity	$182,131,456	$239,145,771

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Operating expenses:
Research and development	$9,517,882	$29,539,456	$27,171,025	$74,479,965
General and administrative	2,071,437	6,265,125	5,603,190	16,248,203
Operating loss	(11,589,319)	(35,804,581)	(32,774,215)	(90,728,168)
Unrealized foreign currency loss	—	(426,191)	—	(426,191)
Interest income (expense), net	16,847	280,891	32,813	198,214
Other income (expense), net	(801)	(22,234)	(8,796)	(86,575)
Net loss	(11,573,273)	(35,972,115)	(32,750,198)	(91,042,720)
Other comprehensive income:
Foreign currency translation	—	339,942	—	339,942
Comprehensive loss, net of tax	$(11,573,273)	$(35,632,173)	$(32,750,198)	$(90,702,778)
Net loss per common share, basic and diluted	$(1.37)	$(0.64)	$(3.88)	$(1.69)
Weighted-average number of common shares used in net loss per common share, basic and diluted	8,442,072	56,201,299	8,432,983	53,770,400

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statement of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2018	50,334,152	$5,033	$298,201,480	—	$(149,263,653)	$148,942,860
Issuance of common stock in follow-on offering, net of offering costs	5,500,000	550	131,193,480	—	-	131,194,030
Issuance of common stock upon exercise of stock options	408,419	41	616,058	—	-	616,099
Share-based compensation expense	—	—	5,904,639	—	-	5,904,639
Net loss	—	—	-	—	(91,042,720)	(91,042,720)
Foreign currency translation	—	—	—	$339,942	—	339,942
Balance at September 30, 2018	56,242,571	$5,624	$435,915,657	$339,942	$(240,306,373)	$195,954,850

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2018
Operating Activities
Net loss	$(32,750,198)	$(91,042,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,254,370	5,904,639
Loss from remeasurement of fair value of warrants	—	5,708
Unrealized foreign currency loss	—	426,191
Accretion of discounts for promissory note	—	53,047
Accretion of discounts for term loan facility	—	463,088
Changes in operating assets and liabilities:
Refundable research and development credit	(895,761)	(156,553)
Prepaid assets	(1,737,387)	(11,796,362)
Other current assets	(188,477)	(13,151)
Other assets	(43,822)	(96,829)
Accounts payable	1,453,847	1,794,844
Accrued expenses	1,845,159	7,695,524
Net cash used in operating activities	(31,062,269)	(86,762,574)
Financing Activities
Deferred issuance costs	(570,218)	(22,426)
Proceeds for issuance of Series E convertible preferred stock, net of issuance costs	19,747,847	—
Proceeds from issuance of common stock, net of issuance costs	—	131,194,030
Proceeds from exercise of stock options	157,000	616,099
Net cash provided by financing activities	19,334,629	131,787,703
Effect of exchange rate changes on cash and cash equivalents	—	(27,840)
Net (decrease) increase in cash and cash equivalents	(11,727,640)	44,997,289
Cash and cash equivalents at beginning of period	24,863,488	175,643,529
Cash and cash equivalents at end of period	$13,135,848	$220,640,818

Supplemental cash flow information:
Cash paid for interest	$134,167	$1,338,694

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2018

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

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 13, 2018, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents as of September 30, 2018 of $220.6 million will be sufficient to fund its operations and capital expenditures for at least twelve months. The future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Apellis Australia Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018.

Reverse Stock Split

On October 27, 2017, the Company effectuated a l-for-2.133 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on October 27, 2017. The reverse stock split resulted in an adjustment to the conversion prices of its convertible preferred stock to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed financial statements give retroactive effect to the reverse stock split for all periods presented.

Follow-on Offering

On April 23, 2018, the Company issued and sold 5,500,000 shares of its common stock at a price per share of $25.50 in a follow-on public offering.  The Company received net proceeds of $131.2 million after deducting underwriting discounts and commissions of $8.4 million and offering costs of $0.5 million.

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

Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate the fair value due to the short-term nature of those instruments. The Company follows the fair value hierarchy within Accounting Standards Codification (“ASC”) 820, Fair Value Measurements.

Foreign Currency

Due to the growing volume of research contracts and intercompany loans that are now being exclusively denominated in local currency, effective August 1, 2018, the functional currency of the Company’s Australian subsidiary was changed from the U.S. dollar to the Australian dollar.   The impact of the change in functional currency was not material to the unaudited condensed consolidated financial statements for the three month period ended September 30, 2018, and is not expected to be material for the consolidated financial statements taken as a whole for the year ending December 31, 2018.

As a result of the change in functional currency, the financial position and results of operations of the Company's Australian subsidiary are measured using the foreign subsidiary's local currency. Revenues and expenses of the Australian subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period from August 1, 2018 through September 30, 2018. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, but due to its limited number of operating leases, does not expect the impact upon adoption to be material.

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

Upon closing of the Company’s IPO on November 13, 2017, all shares of convertible preferred stock converted into shares of common stock.

4. Accrued Expenses

Accrued expenses are as follows:

	December 31,	September 30,
	2017	2018
Accrued research and development	$2,463,808	$7,855,107
Accrued payroll liabilities	251,491	2,349,845
Other	175,406	360,688
Total	$2,890,705	$10,565,640

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

The Company may voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranges from 0% to 2% of the outstanding principal. A final payment of $1.6 million is due upon the earlier to occur of the maturity of the loan, the acceleration or prepayment of all outstanding principal or the termination of the term loan facility. This amount is being accreted as additional interest expense over the term of the term loan facility.

Borrowings under the term loan facility are secured by a first priority lien on all of the Company’s assets, excluding intellectual property owned by the Company and its interest in its licenses from the Trustees of the University of Pennsylvania (“Penn”). The Company has agreed to a negative pledge on its intellectual property.   The term loan facility contains customary events of default and affirmative and negative covenants, including restrictions on the Company’s ability to pay dividends and incur additional debt, but does not contain any financial covenants.

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

Promissory Note

On October 19, 2017, the Company issued and sold an unsecured promissory note in the principal amount of $7.0 million to Golda Darty Partners S.A. (“GDP”). The promissory note bears interest at a rate per annum of 8.0%, and is due and payable quarterly in arrears on the 19th day of each April, July, October and January beginning on January 19, 2018. The promissory note has a maturity date of October 19, 2022. The promissory note is contractually subordinated to the term loan facility with SVB.

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

The contractual maturities of the Company’s long term debt obligations due subsequent to September 30, 2018 are as follows:

2018	$—
2019	1,666,667
2020	10,000,000
2021	8,333,333
2022	7,000,000
$27,000,000

6. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended September 30, 2018 and 2017, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.  Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of September 30, 2018 and December 31, 2017.

Tax Act Enactment

During the fourth quarter of 2017, the Company accounted for the estimated impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) including the re-measurement of the Company’s deferred tax assets and liabilities, which resulted in a total impact of $16.0 million to the gross deferred tax balance.  As there is a valuation allowance recorded for all deferred tax assets as of December 31, 2017 there was no impact to the net deferred tax assets balance. The Company was not subject to the one-time mandatory transition tax on cumulative foreign subsidiary earnings as the Company has a net cumulative deficit in earnings and profits from foreign subsidiaries.  As of September 30, 2018, the estimated impacts of the Tax Act recorded remain provisional in nature, and the Company will continue to assess the impact that various provisions of the Tax Act will have on its business. While the amounts are provisional, given the full valuation allowance as of September 30, 2018, the Company does not anticipate an overall impact to the net deferred tax asset balance.

7. Commitments and Contingencies

The Company contracts to conduct research and development activities with remaining contract costs of approximately $1,062,000 at September 30, 2018, that will be incurred in future periods. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Convertible preferred stock	30,070,034	—	30,070,034	—
Common stock options	5,152,119	7,271,126	5,152,119	7,271,126
Common stock warrants	—	14,064	—	14,064
Total	35,222,153	7,285,190	35,222,153	7,285,190

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

Each of Cedric Francois, the Company’s chief executive officer, Pascal Deschatelets, the Company’s chief operating officer, and Alec Machiels, a member of the board of directors, is an affiliate of Revon. The Board approved the Revon agreements after review by a subcommittee of the disinterested members of the Board and determination by the full Board that the terms of the Revon agreements were fair, reasonable and in the best interests of the Company.

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

We have the most advanced clinical program targeting C3 with ongoing Phase 3 clinical trials of our lead product candidate, APL-2, in multiple indications. We believe that APL-2 has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for two distinct medical conditions - geographic atrophy in age-related macular degeneration, or GA, and paroxysmal nocturnal hemoglobinuria, or PNH. We are also conducting clinical trials of APL-2 in patients with wet age-related macular degeneration, or wet AMD, and in two other complement-dependent disease areas, autoimmune hemolytic anemia and complement-dependent nephropathies. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months. We have initiated a Phase 3 clinical program consisting of two identical Phase 3 clinical trials evaluating APL-2 in patients with GA in the second half of 2018.  In our ongoing Phase 1b trials in PNH, APL-2 has achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We have initiated a Phase 3 clinical trial evaluating APL-2 in patients with PNH who are anemic while being treated with eculizumab, the only approved therapy for PNH and plan to initiate a second Phase 3 clinical trial in patients with PNH who have not received eculizumab. We are also developing novel compounds targeting C3 and plan to conduct clinical trials of APL-2 and these compounds in additional complement dependent diseases. We hold worldwide commercialization rights to APL-2 and those other novel compounds targeting C3.

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

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $91.0 million and $32.8 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $240.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including the Phase 3 clinical program in GA and the ongoing and planned Phase 3 clinical trials in PNH; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs. In addition, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2018, we had cash and cash equivalents of $220.6 million. We believe that our cash and cash equivalents as of September 30, 2018, will be sufficient to fund our operating expenses and capital expenditures for at least twelve months into the fourth quarter of 2019.

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

The following summarizes our most advanced research and development programs:

•

GA. We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth at 12 months compared to sham. We are conducting a Phase 1b/2 trial of APL-2 in patients with wet AMD which we initiated in the second quarter of 2018.  We have initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials of APL-2 in GA in the second half of 2018 with the goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide. In October 2018, we announced that we had voluntarily implemented a temporary pause in dosing patients in the Phase 3 clinical program due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product. We have also voluntarily implemented a temporary pause in the Phase 1b/2 trial of APL-2 in patients with wet AMD for the same reason.

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in patients who had not been previously treated with eculizumab, who we refer to as treatment-naïve patients, APL-2 treatment was associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial, which we refer to as our Pegasus trial, is a 70 patient randomized head-to-head study comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab. We also plan to initiate a 48 patient Phase 3 clinical trial in treatment-naïve patients in the first half of 2019.

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

During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgements and Estimates” in our 2017 Annual Report on Form

10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended September 30,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$9,517,882	$29,539,456	$20,021,574	210.4%
General and administrative	2,071,437	6,265,125	4,193,688	202.5
Operating loss	(11,589,319)	(35,804,581)	(24,215,262)	208.9
Unrealized foreign currency loss	—	(426,191)	(426,191)	100.0
Interest income (expense), net	16,847	280,891	264,044	1,567.3
Other income (expense), net	(801)	(22,234)	(21,433)	2,675.8
Net loss	$(11,573,273)	$(35,972,115)	$(24,398,842)	210.8

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended September 30,		Change	Change
	2017	2018	$	%
Clinical trial costs	$3,540,861	$13,713,828	$10,172,967	287.3%
Contract manufacturing	3,124,105	9,890,532	6,766,427	216.6
Compensation and related personnel costs	1,380,872	3,900,591	2,519,719	182.5
Other research and development costs	572,367	859,498	287,131	50.2
Preclinical study expenses	485,396	737,847	252,451	52.0
Device development expenses	414,281	437,160	22,879	5.5
Total research and development expenses	$9,517,882	29,539,456	$20,021,574	210.4

Research and development expenses increased by $20.0 million to $29.5 million for the three months ended September 30, 2018 from $9.5 million for the three months ended September 30, 2017, an increase of 210.4%. The increase in research and development expenses was primarily attributable to an increase of $10.2 million in clinical trial costs associated with the preparation for and commencement of our Phase 3 clinical trials, an increase of $6.8 million in manufacturing expenses in connection with the supply for our Phase 3 clinical trials of APL-2, an increase of $2.5 million in employee related costs primarily due to the hiring of additional personnel, an increase of $0.3 million related to research and development supporting activities and an increase of $0.2 million in preclinical study expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million to $6.3 million for the three months ended September 30, 2018, from $2.1 million for the three months ended September 30, 2017, an increase of 202.5%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $2.0 million due to the hiring of additional personnel, an increase in professional and consulting fees of $0.9 million, an increase in license agreement costs of $0.7 million attributable to our achievement of milestones, an increase of $0.4 million in director stock option compensation and an increase of $0.2 million in insurance costs.

Interest Income (Expense), Net

Interest income, net was $0.3 million for the three months ended September 30, 2018, an increase of $0.3 million, compared to $16,847 of interest income for the three months ended September 30, 2017. The interest income earned in 2017 related to interest earned from cash and cash equivalents.  In 2018, the interest income earned related to cash and cash equivalents and was offset by interest expense on the term loan facility and promissory note agreements.

Comparison of Nine Months Ended September 30, 2017 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$27,171,025	$74,479,965	$47,308,940	174.1%
General and administrative	5,603,190	16,248,203	10,645,013	190.0
Operating loss	(32,774,215)	(90,728,168)	(57,953,953)	176.8
Unrealized foreign currency loss	—	(426,191)	(426,191)	100.0
Interest income (expense), net	32,813	198,214	165,401	504.1
Other income (expense), net	(8,796)	(86,575)	(77,779)	884.3
Net loss	$(32,750,198)	$(91,042,720)	$(58,292,522)	178.0

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2017 and 2018, together with the dollar increase and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2017	2018	$	%
Clinical trial costs	$10,450,500	$37,088,838	$26,638,338	254.9%
Contract manufacturing	9,622,888	21,569,350	11,946,462	124.1
Compensation and related personnel costs	3,358,052	9,584,489	6,226,437	185.4
Other research and development costs	1,386,880	3,015,491	1,628,611	117.4
Preclinical study expenses	1,282,820	1,987,461	704,641	54.9
Device development expenses	1,069,885	1,234,336	164,451	15.4
Total research and development expenses	$27,171,025	$74,479,965	$47,308,940	174.1

Research and development expenses increased by $47.3 million to $74.5 million for the nine months ended September 30, 2018 from $27.2 million for the nine months ended September 30, 2017, an increase of 174.1%. The increase in research and development expenses was primarily attributable to an increase of $26.7 million in clinical trial costs associated with the preparation for and commencement of our Phase 3 clinical trials, an increase of $11.9 million in manufacturing expenses in connection with the supply for our Phase 3 clinical trials of APL-2, an increase of $6.2 million in employee related costs primarily due to the hiring of additional personnel, an increase of $1.6 million related to research and development supporting activities, an increase of $0.7 million in preclinical study expenses and an increase of $0.2 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $10.6 million to $16.2 million for the nine months ended September 30, 2018, from $5.6 million for the nine months ended September 30, 2017, an increase of 190.0%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $4.5 million, an increase in professional and consulting fees of $2.3 million, an increase of $1.2 million in director stock option compensation, an increase in license agreement costs of $1.0 million attributable to our achievement of milestones, an increase in office, travel and related costs of $0.9 million and an increase in insurance related costs of $0.7 million. The increased employee related costs of $4.5 million primarily consisted of $3.8 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel and $0.7 million in recruitment expense. The increased professional and consulting fees of $2.3 million primarily consisted of an increase in consulting fees of $1.0 million, an increase of $0.7 million in legal fees, an increase of $0.5 million in accounting fees and an increase of $0.1 million in other professional fees.

Interest Income (Expense), net

Interest income, net was $198,214 for the nine months ended September 30, 2018, an increase of $165,401 compared to $32,813 of interest income for the nine months ended September 30, 2017. The interest income in 2017 was primarily attributable to interest income earned from cash and cash equivalents. In 2018, the interest income earned related to cash and cash equivalents and was offset by interest expense on the term loan facility and promissory note.

Liquidity and Capital Resources

Sources of Liquidity

On November 13, 2017, we issued and sold 10,714,000 shares of common stock in our initial public offering, or IPO at a public offering price of $14.00 per share for net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and other offering expenses of approximately $2.3 million. On November 13, 2017, upon the closing of the IPO, all shares of preferred stock then outstanding converted into an aggregate of 30,070,034 shares of common stock. In addition, on December 13, 2017, we issued and sold an additional 981,107 shares of common stock at the IPO price of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in net proceeds of approximately $12.8 million, after underwriting discounts and commissions of $1.0 million.

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in a follow-on public offering at a public offering price of $25.50 per share for net proceeds of $131.2 million, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $0.5 million.

Prior to the IPO and the 2018 follow-on offering, we financed our operations primarily through $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to Golda Darty Partners S.A., or GDP.

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

We may voluntarily prepay all, but not less than all, of the outstanding principal at any time prior to the maturity date, subject to a prepayment fee, which ranges from 0% to 2% of the outstanding principal. A final payment of $1.6 million is due upon the earlier to occur of the maturity of the loan, the acceleration or prepayment of all outstanding principal or the termination of the term loan facility. This amount is being accreted as additional interest expense over the term of the term loan facility.

Borrowings under the term loan facility are secured by a first priority lien on all of our assets, excluding our intellectual property and our interest in our licenses from Penn. We have agreed to a negative pledge on our intellectual property. The term loan facility contains customary events of default and affirmative and negative covenants, including restrictions on our ability to pay dividends and incur additional debt, but does not contain any financial covenants.

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

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to GDP. The note bears interest at a rate per annum of 8.0%, and is due and payable quarterly in arrears on the 19th day of each April, July, October and January beginning on January 19, 2018. The note has a maturity date of October 19, 2022. The promissory note is contractually subordinated to the term loan facility with Silicon Valley Bank. We would be required to obtain the consent of the holder of our promissory note to increase or extend the maturity of the term loan facility with Silicon Valley Bank.

In connection with the issuance and sale of the $7.0 million promissory note, we issued a warrant to purchase 93,764 shares of our common stock at a price per share of $5.484, which was exercised in October 2017 prior to the IPO. The warrant was exercisable at any time but would have expired if unexercised by the closing date of our IPO. We recorded the fair value of the warrant in the aggregate amount of $430,160 as a discount to the promissory note. This amount is being accreted as additional interest expense over the term of the promissory note.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and September 30, 2017:

	For the Nine Months Ended September 30,
	2017	2018
Net cash used in operating activities	$(31,062,269)	$(86,762,574)
Net cash used in investing activities	—	—
Net cash provided by financing activities	19,334,629	131,787,703
Effect of exchange rate changes on cash and cash equivalents	—	(27,840)
Net (decrease) increase in cash and cash equivalents	$(11,727,640)	$44,997,289

Net Cash Used in Operating Activities

Net cash used in operating activities was $86.8 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $91.0 million adjusted for non-cash items, including share-based compensation expense of $5.9 million, accretion of discounts on borrowings of $0.5 million and unrealized foreign currency loss of $0.4 million, a net increase in operating assets of $2.6 million, which resulted primarily from an increase in prepaid expenses of $11.8 million, an increase in other current assets of $0.2 million, an increase in other assets of $0.1 million, partially offset by a net increase in accrued expenses of $7.7 million and accounts payable of $1.8 million.

Net cash used in operating activities was $31.1 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $32.8 million adjusted for non-cash items, including share-based compensation expense of $1.3 million, and an increase in prepaid expenses of $1.7 million, an increase in income tax receivable of $0.9 million, an increase in other current assets of $0.2 million, and an increase in other assets of $0.1 million, partially offset by a net increase in accrued expenses of $1.8 million and accounts payable of $1.5 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the nine months ended September 30, 2018 and 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $131.8 million during the nine months ended September 30, 2018 and consisted primarily of proceeds from the issuance of common stock in the follow-on public offering that we completed in April 2018.  Net cash provided by financing activities was $19.3 million during the nine months ended September 30, 2017 and consisted primarily of proceeds from the issuance of Series E convertible preferred stock in August 2017.

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

We believe that our cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our cash and cash equivalents as of September 30, 2018 will be sufficient to enable us to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2017 Annual Report on Form 10-K. See Note 5 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the nine months ended September 30, 2018, there were no material changes to our contractual obligations and commitments as of December 31, 2017 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018 and 2017, we had cash and cash equivalents of $220.6 million and $13.1 million, respectively, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $91.0 million for the nine months ended September 30, 2018 and $51.0 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $240.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and a subsequent follow-on offering, private placements of our preferred stock, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have not yet successfully completed any Phase 3 clinical trials nor commercialized pharmaceutical products, which may make it difficult to evaluate our future prospects.

Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1 and Phase 2 clinical trials for our product candidates. Although we have initiated Phase 3 clinical trials and have begun planning commercial activities, we have not yet demonstrated an ability to successfully complete Phase 3 clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, we used net cash of $86.8 million and $46.6 million and $26.0 million, respectively, in our operating activities substantially all of which related to research and development activities. As of September 30, 2018, our cash and cash equivalents were $220.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of September 30, 2018, will not be sufficient to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2019. Our estimate as to how long we expect our cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

For example, in connection with our term loan facility with Silicon Valley Bank, we granted a security interest on all of our assets, excluding our intellectual property and our interest in our licenses from the Trustees of the University of Pennsylvania, or Penn. We have agreed to a negative pledge on our intellectual property. The term loan facility also contains restrictive covenants including, subject to certain exceptions, covenants that prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change of control, incurring additional indebtedness, creating any lien on our property, paying dividends or redeeming stock, making payments on subordinated debt or entering into material transactions with affiliates. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. We also would be required to obtain the consent of the holder of our promissory note to increase or extend the maturity of the term loan facility with Silicon Valley Bank. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

APL-2 is a novel therapeutic compound and its potential benefit in controlling autoimmune and inflammatory diseases has not been established. APL-2 is designed to control disease through inhibition of C3. There are no approved therapies that act by inhibiting C3 and only one approved therapy that acts by inhibiting the complement system. As a result, APL-2 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet demonstrated efficacy and safety for APL-2 or any other product candidates in a pivotal trial or obtained marketing approval of any product candidate. We have evaluated APL-2 in preclinical studies and in clinical trials, and have advanced APL-2 into Phase 3 clinical development in geographic atrophy, or GA and paroxysmal-nocturnal hemoglobinuria or PNH, but we have not obtained regulatory approval to sell any product based on our therapeutic approaches.

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

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	obtaining APL-2 drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;

•	an acceptable safety profile following any marketing approval;
•	commercial acceptance of our products, if approved, by patients, the medical community and third-party payors;
•	our ability to compete with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

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

In October 2018, we announced that we voluntarily implemented a temporary pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We have also voluntarily implemented a temporary pause in the Phase 1b/2 trial of APL-2 in patients with wet AMD.  A total of eight patients, four in the Phase 3 GA program and four in the Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in seven of the eight patients has completely resolved and is expected to resolve in the eighth patient.  We have reviewed these events with the data safety monitoring board for the ophthalmology program.  We believe that the cause of inflammation is isolated to this single manufacturing lot of APL-2 intravitreal drug product based upon the results of a preliminary toxicity analysis and the extensive prior safety history from the Phase 2 clinical trial of APL-2 in patients with GA. We commenced a series of confirmatory non-human studies and anticipate completion of these non-human studies by late November 2018. If these studies support our conclusion that the single lot was the cause of the inflammation, we expect to resume dosing in the Phase 3 clinical program in GA by the end of 2018 and that there will be no delay to our projected enrollment timeline of 18 months for this program as a result of the pause in dosing.

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

In our Phase 3 clinical trial of APL-2 in patients with GA and our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD,

several patients treated from a single manufacturing lot of APL-2 intravitreal drug product experienced non-infectious inflammation.

A total of eight patients, four in the Phase 3 GA program and four in the Phase 1b/2 clinical trial of APL-2 in patients with wet AMD,

were treated with this APL-2 from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in seven of the eight patients has completely resolved and is expected to resolve in the eighth patient.

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

In addition, in our Phase 1b clinical trial of APL-2 treatment naïve patients with PNH, one patient, who had been temporarily discontinued from dosing with APL-2 due to an unrelated medical condition, experienced increased hemolysis and required a transfusion.  This was classified as a serious adverse event unrelated to the administration of APL-2. This patient subsequently recovered and has resumed treatment with APL-2.  We believe that a sudden discontinuation of APL-2 may cause increased hemolysis in some patients.

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

•

the supply or quality of raw materials, drug intermediates or manufactured product candidates, other products evaluated in our clinical trials or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

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

In particular, the successful completion of our clinical development program for APL-2 for the treatment of PNH is dependent upon our ability to enroll a sufficient number of patients with PNH. PNH is a rare disease with a small patient population, and many of those patients are treated with eculizumab, marketed as Soliris by Alexion Pharmaceuticals, Inc., or Alexion. Further, there are only a limited number of specialist physicians that regularly treat patients with PNH and major clinical centers that support PNH treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with PNH and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches such as eculizumab. Given the severe and life-threatening nature of PNH and the expectation that many patients will be on treatment with eculizumab, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned Phase 3 clinical trial in treatment-naive patients. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of APL-2 in PNH in a timely and cost-effective manner.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For instance, the Phase 3 clinical trials in GA rare similar in design to the Phase 2 clinical trial, except that patients will be treated with APL-2 for 24 months rather than 12 months and there will not be a six-month monitoring period following treatment. Additionally, unlike the Phase 2 clinical trial, GA lesion size will be measured by total area rather than mean change in the square root of GA lesion size. In our Phase 3 clinical trials in GA, statistical significance is set at a p-value of 0.05 or less, meaning that there is a 1-in-20 or less probability that the observed results occurred by chance rather than as a treatment effect. In our Phase 2 clinical trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less probability that the observed results occurred by chance. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

The principal competitor for PNH, and possibly other indications in our hematology and nephrology programs is eculizumab, a C5 inhibitor, which is marketed as Soliris by Alexion and is the only drug approved for the treatment of PNH. Alexion is also developing  ALXN1210 for patients with PNH. ALXN1210 is designed to have a longer half-life and greater inhibition of C5 than eculizumab. In March and April 2018, Alexion announced that ALXN1210 achieved non-inferiority to Soliris in its two Phase 3 clinical trials. The FDA granted priority review for ALXN1210 in August 2018 and has set a PDUFA date of February 18, 2019. We are aware of a number of other companies that are actively developing product candidates for the treatment of PNH, including a product candidate directed at C3 complement inhibition that is currently in Phase 1 development by Amyndas Pharmaceuticals SA; product candidates directed at C5 complement inhibition such as ALN-CC5, an RNAi therapeutic targeting C5 being developed by Alnylam Pharmaceuticals, Inc. that is in early clinical trials; Coversin, a small protein inhibitor of C5 being developed by Akari Therapeutics, Plc. that is in Phase 2 clinical trials; Ra101495, a cyclic peptide inhibitor of C5 that is currently in Phase 2 clinical trials by Ra Pharmaceuticals, Inc., and LFG316, an anti-C5 monoclonal antibody that is currently in Phase 2 clinical trials by Novartis; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc., and ACH-4471 (previously ACH-CFDIS), an orally available small molecule inhibitor of complement factor D, that is currently in early clinical development by Achillion Pharmaceuticals, Inc. Amgen is developing ABP959, a biosimilar for eculizumab that is in early clinical development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are no currently marketed drug treatments for autoimmune hemolytic anemia, or AIHA, but there are currently treatments in development for AIHA, including: fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rigel Pharmaceuticals, Inc., which is in Phase 2 clinical trials, and TNT-009/BIVV009, a C1s monoclonal antibody inhibitor, which is being developed by Bioverativ Inc., and is in Phase 3 clinical trials in patients with cold agglutinin disease, a subtype of AIHA. There are no currently marketed drug treatments for complement-dependent nephropathies, but OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, is being developed by Omeros Corp. as a treatment for IgA nephropathy and is entering Phase 3 clinical trials. Furthermore, voclosporine developed by Aurininia Pharmaceuticals for lupus nephritis is in Phase 3 clinical trials, and avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc. for C3 glomerulopathy is in Phase 2 clinical trials.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. We do not have long-term supply agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for APL-2 that resulted in delays in the supply of APL-2. These delays resulted in us incurring additional costs and delays in our PNH development program.  Additionally, in October 2018, we announced that we voluntarily implemented a temporary pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product. We have also voluntarily implemented a temporary pause in the Phase 1b/2 trial of APL-2 in patients with wet AMD.  We have reviewed these events with the data safety monitoring board for the ophthalmology program.  We believe that the cause of inflammation is isolated to this single manufacturing lot of APL-2 intravitreal drug product based upon the results of a preliminary toxicity analysis and the extensive prior safety history from the Phase 2 clinical trial of APL-2 in patients with GA. We commenced a series of confirmatory non-human studies and anticipate completion of these non-human studies by late November 2018. If these studies support our conclusion that the single lot was the cause of inflammation, we expect to resume dosing in the Phase 3 clinical program in GA by the end of 2018 and that there will be no delay to our projected enrollment timeline of 18 months for this program as a result of the pause in dosing.  If we experience other issues or delays in the future, our development of APL-2 may be materially delayed and our business adversely affected.

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

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States, such as the ICH. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to our specifications or the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they may not be able to meet our supply requirements for clinical and commercial operations and to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.

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

As of September 30, 2018, we had 74 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 5, 2018, we had 56,242,571 shares of common stock outstanding.    All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

In November 2017, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. As of September 30, 2018, we had options to purchase an aggregate of 7,271,126 shares of our common stock outstanding, of which options to purchase 3,696,396 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,178,984 shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of November 5, 2018, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 30.7% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 20.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

As of September 30, 2018, we have used approximately $93.7 million of the net proceeds from the IPO and the 2018 follow-on offering primarily to fund preclinical trials of APL-2, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the IPO to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10% or more of our common stock, or to any affiliate of ours. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectuses dated November 9, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

Apellis Pharmaceuticals, Inc.

Date: November 13, 2018	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 13, 2018	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)