Form 10-K
period 2018-12-31
Apellis Pharmaceuticals, Inc.
filed 2019-02-26
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $912,252,858. The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 19, 2019 was 56,279,307.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2019 Annual Meeting of Stockholders.   Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•

our plans with respect to our ongoing and planned clinical trials for our product candidates, whether conducted by us or by any future collaborators, including the timing of dosing of patients, enrollment and completion of these trials and of the anticipated results from these trials;

•	our plans to initiate clinical trials of APL-2;

•	the potential clinical benefits and attributes of APL-2 and the inhibition of C3;

•	our plans to develop APL-2 for any additional indications;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our plans to potentially seek to enter into collaborations for the development and commercialization of our current and future product candidates;

•	the potential benefits of any future collaboration;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis logo is our trademark. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

We have the most advanced clinical program targeting C3 with Phase 3 clinical trials of our lead product candidate, APL-2, in multiple indications. We believe that APL-2 has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for four distinct medical conditions - geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and warm antibody autoimmune hemolytic anemia, or wAIHA. In addition to trials for these indications, we are conducting a Phase 2 clinical trial of APL-2 in patients with glomerular diseases with complement involvement.

We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating APL-2 in patients with GA in September 2018.  In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months. In June 2018, we initiated a Phase 3 clinical program evaluating APL-2 in patients with PNH who are anemic while being treated with eculizumab, an approved therapy for PNH and in mid 2019 we plan to initiate a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab. In our ongoing Phase 1b trials in PNH, APL-2 has achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. In our ongoing Phase 2 clinical trials of APL-2 in patients with CAD and wAIHA, patients with CAD and with wAIHA have achieved reduced extravascular hemolysis, measured by increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced intravascular hemolysis, measured by reduced lactate dehydrogenase.  We plan to continue clinical development of APL-2 for these indications.  We are developing novel compounds targeting C3 and plan to conduct clinical trials of these compounds in additional complement-dependent diseases. We hold worldwide commercialization rights to APL-2 and those other novel compounds targeting C3.

GA Program

In GA, we are developing APL-2 to be injected intravitreally as a monotherapy. GA is an advanced form of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina characterized by progressive retinal cell death that ultimately leads to blindness. GA is a disease with significant unmet need that affects approximately one million patients in the United States and for which there are no U.S. Food and Drug Administration, or FDA, approved therapies. In July 2018, we received fast track designation from the FDA for APL-2 in GA.

Our ongoing Phase 3 clinical program in GA consists of two 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials to assess the efficacy and safety of multiple intravitreal injections of APL-2 in patients with GA, with the goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide. Patients in each Phase 3 trial receive a dose of 15 mg of APL-2 injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months. In the sham-injection cohorts, patients receive a simulated injection. As with our Phase 2 clinical trial, the primary endpoint of each trial is the change in total area of GA lesions in the study eye from baseline to month 12 compared to sham. The measurements of change will be analyzed at 12 months (primary endpoint) and 24 months. We dosed the first patient in the Phase 3 trials in September 2018.

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We have also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in all eight patients has completely resolved.  We have reviewed these events with the data safety monitoring board for our GA and wet AMD trials, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the source of inflammation resided in a contaminant or impurity in the active pharmaceutical ingredient.  We have decided to discontinue the Phase 1b/2 trial of APL-2 in patients with wet AMD.  We plan to provide an update on the status of the Phase 3 clinical program in GA by the end of the first quarter of 2019.  We continue to expect to be able to restart enrollment of our Phase 3 clinical program in GA during the next four months of 2019 and to have fully enrolled both trials in the GA program by the end of the first quarter of 2020, within the originally planned timeline for completion.

In 2018, we completed a Phase 2 trial of APL-2 in 246 patients in which APL-2 was administered as an intravitreal injection monthly or every other month for 12 months. In this trial, APL-2 achieved the primary endpoint of reduction in the rate of GA lesion growth at 12 months. Patients treated monthly with APL-2 showed a 29% reduction in the rate of GA lesion growth compared to sham, with a p-value of 0.008, and patients treated with APL-2 every other month showed a 20% reduction, with a p-value of 0.067. P-value is a conventional statistical method for measuring the statistical significance of clinical results. In our Phase 2 trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less statistical probability that the observed results occurred by chance rather than as a result of a treatment effect. Because the p-value of these results was less than 0.1, they are statistically significant.

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

After the 12-month treatment period, patients were monitored for a further six months without treatment. During this monitoring period, the GA lesions in the previously treated groups grew at a rate similar to sham.  Patients who received monthly APL-2, and for whom images were available at 12 and 18 months, showed a 12% reduction in the growth rate of lesions over the six-month monitoring period compared to sham, while patients who received every other month administration of APL-2 showed a 9% reduction in the growth rate of lesions over the six-month monitoring period compared to sham.  These differences are not considered to be statistically significant.

We also initiated a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of intravitreal APL-2 therapy in patients with wet AMD in the study eye in the second quarter of 2018. As with our Phase 3 program in GA, we voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  We have decided to discontinue this trial.

PNH Program

In PNH, we are developing APL-2 to be injected subcutaneously as a monotherapy. PNH is a rare, life-threatening, chronic, debilitating blood disorder characterized by the absence of certain proteins that normally regulate complement activity on the surface of blood cells. As a consequence, patients with PNH suffer from significant and chronic red blood cell loss, or hemolysis. The only therapies currently approved for the treatment of PNH, eculizumab (Soliris) and ravulizumab (Ultomiris), both of which are marketed by Alexion Pharmaceuticals, Inc., inhibit the complement system by targeting C5, a protein that is downstream from C3 in the complement cascade. Inhibitors that target C5 are limited to addressing only one of the two mechanisms of hemolysis in PNH. In a third-party study published in Blood in 2017, it was reported that over 70% of patients with PNH who are on treatment with eculizumab remain anemic and 36% of patients on eculizumab continue to require at least one transfusion per year.  These conditions are associated with a poor quality of life. By contrast, APL-2, because it targets C3, addresses both mechanisms of hemolysis and, we believe, may therefore significantly ameliorate anemia, reduce transfusions and improve patient quality of life for patients being treated with these approved therapies.

We initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial, which we refer to as our PEGASUS trial, is a 70-patient randomized head-to-head trial comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of greater than 10.5 g/dL, regarding of eculizumab dose or transfusion history. The treatment period of the trial consists of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label APL-2 only period. During the run-in period, all patients receive twice-weekly subcutaneous doses of 1,080 mg of APL-2 in addition to patients’ then current dose of eculizumab. The run-in period is designed to provide patients with sufficient plasma concentration of APL-2 to provide for what we expect to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients will receive either 1,080 mg of APL-2 twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. The primary endpoint of the trial is the change in hemoglobin level from baseline at week 16. Following completion of the randomized treatment period with either APL-2 monotherapy or eculizumab monotherapy, all 70 patients will receive APL-2 monotherapy for 32 weeks in an open-label treatment period. We expect to have completed enrollment for the PEGASUS trial by the end of the second quarter of 2019 and to report top-line data in the fourth quarter of 2019.

We also plan to initiate a 48-patient Phase 3 clinical trial in patients who have not been treated with eculizumab, who we refer to as treatment-naïve patients, in mid 2019, which we refer to as the PRINCE study.

In our Phase 1b trial of APL-2 for the treatment of PNH, treatment with APL-2 has been associated with improvements in transfusion dependency, levels of hemoglobin—the protein that carries oxygen from the lungs to the tissues of the body—and other hematological indicators that we believe are clinically meaningful. We made these observations both in the PADDOCK trial, which enrolled treatment-naïve patients, and in the PHAROAH trial, which enrolled patients being treated with eculizumab who remained anemic and required frequent blood transfusions. In these Phase 1b trials, APL-2 has been generally well tolerated.

In our Phase 1b trial with patients treated with eculizumab, four of the six patients who had been treated with daily doses of 270 mg of APL-2 and with eculizumab continued on treatment until they completed the trial (2 years of dosing with APL-2).  These four patients received co-treatment with APL-2 and eculizumab for 16 to 22 months.   All four patients were discontinued from treatment with eculizumab based on decisions made by treating physicians and are continuing treatment with APL-2 as a monotherapy in a long-term extension study that we are conducting.

We announced interim data from our Phase 1b trial of treatment-naïve patients at the 60th Annual Meeting of the American Society of Hematology, or the ASH Conference, in December 2018 from 19 patients at baseline, 15 patients on treatment at day 85 and ten patients on treatment at day 169. The reported patients achieved transfusion independence with an average hemoglobin increase of 4.2 g/dL by day 85 to 12.2 g/dL and average reticulocytes decrease of 50% from 2.0x upper limit of normal, or ULN, to 1.0x ULN. LDH was reduced from 9.7x ULN at baseline to 0.9x at day 85 with 80% of patients achieving normal LDH.  The baseline hemoglobin was 8.0 g/dL (n=19) which increased to 10.8 g/dL (n=19) and 12.2 g/dL (n=15) at days 29 and 85, respectively. In the 12 months prior to screening, the reported patients had received an average of 8.7 units packed red blood cells (range 0-28). Each patient achieved transfusion independence while on APL-2 maintenance therapy with the exception of one patient with severe aplastic anemia at day 364. We believe that systemic inhibition of C3 with APL-2 may control both intravascular and extravascular hemolysis in PNH patients, as demonstrated by normalization of LDH, total bilirubin, and reticulocytes, which are all markers of hemolysis.

We believe that our current clinical trial program for PNH will allow us to submit APL-2 for regulatory approval with the FDA, the European Medicines Agency, or EMA, and the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA.

In April 2014, we received orphan drug designation from the FDA for APL-2 for PNH.  In February 2019 we received fast track designation from the FDA for APL-2 for patients with PNH, which superseded the fast track designation we received in December 2016 for APL-2 for the subset of patients with PNH who continue to require transfusions despite receiving therapy with eculizumab. If our clinical development of APL-2 for PNH is successful, we believe that APL-2 could be a best-in-class therapy for PNH, differentiated by mechanism, and has the potential to significantly increase the quality of life of patients with PNH as compared to the current standard of care.

CAD Program

In our CAD program, we are developing APL-2 to be injected subcutaneously as a monotherapy. In March 2018, we initiated a Phase 2 clinical trial of APL-2 administered by subcutaneous injection in patients with CAD. CAD is a severe, chronic rare autoimmune disorder caused by pathogenic Immunoglobulin M antibodies that react with red blood cells at body temperatures below 30oC and leads to clumping, or agglutination, of red blood cells. Agglutinated red blood cells activate the complement system leading to destruction of the red blood cells. The disease is often characterized by chronic anemia, severe fatigue, and an increased risk of life-threatening events such as stroke. There are an estimated 10,000 CAD patients across the United States and Europe. There are currently no approved therapies for CAD.

In December 2018, we announced interim data from the Phase 2 trial at the ASH Conference. As of December 3, 2018, we had enrolled 12 patients with CAD in the Phase 2 trial, of which five patients had been treated for at least 56 days. In this clinical trial, treatment with APL-2 reduced extravascular hemolysis, measured by increased hemoglobin levels and reduced reticulocytes and bilirubin levels, and intravascular hemolysis measured by reduced LDH in patients with CAD.  We plan to provide additional data in the second quarter of 2019.

wAIHA Program

In our wAIHA program, we are developing APL-2 to be injected subcutaneously as a monotherapy. In March 2018, we initiated a Phase 2 clinical trial of APL-2 administered by subcutaneous injection in patients with wAIHA. wAIHA is a rare autoimmune disorder caused by pathogenic Immunoglobulin G antibodies that react with red blood cells and can activate the complement system leading to the premature destruction of red blood cells at normal body temperature. The disease is often characterized by profound, and potentially life-threatening anemia and other acute complications, including severe and life-threatening hemolysis, severe weakness, enlarged spleen or liver, rapid heart rate, chest pain, heart failure and fainting. There are estimated to be more than 30,000 wAIHA patients across the United States and Europe. There are currently no approved treatments for wAIHA.

In December 2018, we announced interim data from the Phase 2 trial at the American Society of Hematology conference. As of December 3, 2018, we had enrolled nine patients with wAIHA, of which five patients had been treated for at least 56 days. In this clinical trial, treatment with APL-2 reduced extravascular hemolysis, measured by increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and intravascular hemolysis measured by reduced LDH, in patients with wAIHA.  We plan to provide additional data in the second quarter of 2019.

Other Indications

We are currently conducting a Phase 2 trial of APL-2 in four types of glomerular diseases in which complement has been implicated: C3 glomerulopathy, IgA nephropathy, primary membranous nephropathy and lupus nephritis. In December 2018, we received orphan drug designation from the FDA for the treatment of C3 glomerulopathy. We initiated this trial of APL-2 in patients with glomerular diseases with complement involvement in the first quarter of 2018 and plan to provide additional data in the second half of 2019.

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

Complement activation and its effects can be inhibited in multiple ways. By targeting complement proteins upstream of C3, one of the three principal activation pathways can be inhibited. For example, inhibition of factor D results in inhibition of the alternative pathway, but not the classical or lectin pathways. The complement system can also be inhibited by targeting complement proteins downstream of C3, which results in limited inhibition of complement effects. For example, inhibition of C5 leads to inhibition of the formation of the membrane attack complex and C5a-mediated inflammation but does not affect opsonization or C3a-mediated inflammation.

We have designed APL-2 to target complement proteins centrally at the level of C3. We believe that this approach can result in broad inhibition of the complement pathways and has the potential to effectively control complement-dependent diseases, including GA, PNH, CAD, wAIHA and glomerular diseases with complement involvement. We believe that APL-2 has the potential to be a best-in-class treatment and may address the limitations of existing treatment options or provide a treatment option where there is none.

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

Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of therapeutics to treat autoimmune and inflammatory diseases through complement inhibition. To achieve this goal, we are pursuing the following strategies:

•

Complete Phase 3 clinical development of APL-2 (intravitreal administration) in GA.  We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. We have initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials of APL-2 in GA in the second half of 2018 with the goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide.  We dosed the first patient in the Phase 3 trials in September 2018. In October 2018, we announced that we had voluntarily implemented a pause in dosing patients in the Phase 3 clinical program due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product. We plan to provide an update on the status of the Phase 3 clinical program in the first quarter of 2019.  We continue to expect to be able to restart enrollment of our Phase 3 clinical program during the next four months of 2019 and to have fully enrolled both trials by the end of the first quarter of 2020, within the originally planned timeline for completion.

•

Complete Phase 3 clinical development of APL-2 (systemic administration) in PNH.   We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. We initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial, which we refer to as our PEGASUS trial, is a 70-patient randomized head-to-head study comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab. We expect to have completed enrollment for the PEGASUS trial by the end of the second quarter of 2019 and to report top-line data in the fourth quarter of 2019. We also plan to initiate a 48-patient Phase 3 clinical trial in treatment-naïve patients, which we refer to as our PRINCE trial, mid 2019.

•

Prepare for commercialization of APL-2.    We hold worldwide commercialization rights to APL-2 and our other product candidates. As a result, we have the flexibility to develop and potentially commercialize products ourselves, or alternatively to seek to enter into collaborations with industry partners.

•

Continue clinical development of APL-2 (systemic administration) in CAD.   We are developing APL-2 for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with CAD in the first quarter of 2018, reported interim data in December 2018 and intend to provide additional data in the second half of 2019.

•

Continue clinical development of APL-2 (systemic administration) in wAIHA.   We are developing APL-2 for patients with wAIHA, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with wAIHA in the first quarter of 2018, reported interim data in December 2018 and intend to provide additional data in the second half of 2019.

•

Expand APL-2 (systemic administration) into new indications with demonstrated complement involvement.    Complement has been found to be implicated in multiple diseases. We believe that APL-2 has the potential to be an effective treatment for patients with these diseases. We initiated a Phase 2 clinical trial of APL-2 in glomerular diseases with complement involvement in the first quarter of 2018 and plan to provide additional data in the second half of 2019.

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

Indication	Clinical Trials	Trial Participants	Estimated Timeline

Ophthalmology (intravitreal)
GA	Phase 3 trials	Patients with GA	Paused; update 1Q 2019

Hematology (systemic)
PNH	Phase 1b trial	Treatment-naïve patients with PNH	Additional data 2019
	Phase 3 trial (PEGASUS)	Eculizumab-treated patients with PNH	Enrollment completed 2Q 2019; top-line data 4Q 2019
	Phase 3 trial (PRINCE)	Treatment-naïve patients with PNH	Initiate mid 2019
CAD	Phase 2 trial	Patients with CAD	Additional data 2Q 2019
wAIHA	Phase 2 trial	Patients with wAIHA	Additional data 2Q 2019

Nephrology (systemic)
Glomerular Diseases with Complement Involvement	Phase 2 trial	Patients with glomerular diseases with complement involvement	Data 2H 2019

The following table summarizes key information about our clinical program for APL-2:

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

Wet AMD is characterized by the rapid abnormal growth of blood vessels beneath the retina and leakage. If left untreated, wet AMD rapidly progresses to severe vision loss. Wet AMD is typically treated with anti-VEGF therapies. Some wet AMD patients require only a few anti-VEGF injections to resolve the condition and do not require further treatment. These patients have good long-term visual outcomes. Other patients become dependent on chronic and repetitive anti-VEGF injections. In a third-party study of wet AMD patients in clinical trials of an anti-VEGF therapy, known as the SEVEN-UP study, 98% of patients dependent on chronic and repetitive anti-VEGF injections developed GA within seven years and GA affected central vision in 90% of these patients. Based on the SEVEN-UP study, we believe that patients with wet AMD who receive chronic anti-VEGF therapies may suffer from significant long-term vision loss as the result of the development of GA.

According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. Based on published studies, we believe that at least one million people in the United States have GA.

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

Current Therapies and Their Limitations

There are no therapies approved to treat GA. There are, however, therapies in development for GA. For instance, Zimura, a C5 inhibitor being developed by Ophthotech Corporation, is in Phase 2/3 trials.

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

•

Potential application to all patients with GA independent of complement pathway causing disease progression.    APL-2, by targeting C3, has been designed to inhibit all three principal complement activation pathways and may therefore be effective in a broad patient population.  We believe, based on the genetic marker and other data from our analysis of the Phase 2 trial that the activity of APL-2 may not be dependent upon the activation of any particular complement pathway.

Clinical Development

We have initiated a Phase 3 clinical program following completion of a Phase 2 clinical trial in patients with GA. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period in that trial and in February 2018 we completed the analysis of data from the six-month monitoring period. Prior to the GA trial, we completed a Phase 1 clinical trial of APL-2 in patients with wet AMD in 2016. In July 2018, we received fast track designation from the FDA for APL-2 in GA.

Phase 3 Clinical Program

In September 2018, we initiated a Phase 3 clinical program to evaluate APL-2 for the treatment of GA.  The Phase 3 program in GA consists of two 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials to assess the efficacy and safety of multiple intravitreal injections of APL-2 in patients with GA, with the goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide. We dosed the first patient in our Phase 3 trial in September 2018.

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We have also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in all eight patients has completely resolved.  We have reviewed these events with the data safety monitoring board for our GA and wet AMD trials, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the source of inflammation resided in a contaminant or impurity in the active pharmaceutical ingredient.  We have decided to discontinue the Phase 1b/2 trial of APL-2 in patients with wet AMD.  We plan to provide an update on the status of the Phase 3 clinical program in GA by the end of the first quarter of 2019.  We continue to expect to be able to restart enrollment of our Phase 3 clinical program in GA during the next four months of 2019 and to have fully enrolled both trials in the GA program by the end of the first quarter of 2020, within the originally planned timeline for completion.

Patients in each Phase 3 trial will receive a dose of 15 mg of APL-2 injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months.  In the sham-injection cohorts, patients receive a simulated injection. As with our Phase 2 clinical trial, the primary endpoint of each trial is the change in total area of GA lesions in the study eye from baseline to month 12 compared to sham. The measurements of change in lesion size will be analyzed at 12 months (primary endpoint) and 24 months. We set statistical significance as a p-value of 0.05 or less, meaning that there is a 1 in 20 or less probability that the observed results occurred by chance.  Patients who develop new onset exudation in the study eye will continue to be treated with APL-2 along with anti-VEGF injections, the current standard of care for wet AMD.

The observation intervals in pivotal studies in AMD are typically 24 months in total duration in order to meet regulatory requirements for long-term safety and to demonstrate durability of the treatment effect on anatomical and functional endpoints. However, based on our experience in the Phase 2 trial, we believe that APL-2 can show treatment effect at 12 months and we therefore plan to analyze the data after all patients have completed 12 months of treatment in the trial in addition to a second assessment after 24 months of treatment. This design is in line with the recommendations of the FDA and the EMA.

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

Additionally, in a post hoc analysis of the Phase 2 trial, a greater effect was observed during the second six months of the treatment period compared to the first six months. During the second six months, we observed a reduction in the rate of GA lesion growth for patients for whom images were available at six and 12 months of 47% with monthly administration compared to sham, with a p-value less than 0.001, and a reduction of 33% with administration every other month compared to sham, with a p-value of 0.01. These results are also statistically significant. This post hoc analysis, shown in the figure below, was conducted in fewer patients than were included in the primary endpoint analysis because only patients with images available at both six and 12 months could be analyzed post hoc.

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

After the 12-month treatment period, patients were monitored for a further six months without treatment. During the monitoring period, the GA lesions in the previously treated groups grew at a rate similar to sham but the treatment effect was maintained for the full 18 months.  Patients who received monthly APL-2, and for whom images were available at 12 and 18 months showed a 12% reduction in the growth rate of lesions over the six-month monitoring period compared to sham, while patients who received every other month administration of APL-2 showed a 9% reduction in the growth rate of lesions over the six-month monitoring period compared to sham. These differences are not considered to be statistically significant. In the modified intent to treat population over the full 18-month period, patients who received monthly APL-2 showed a 20% reduction in the growth rate of lesions over the full 18-month period compared to sham, while patients who received every other month administration of APL-2 showed a 16% reduction in the growth rate of lesions over the full 18-month period compared to sham.

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

In addition, during the 12-month treatment period and the six-month monitoring period, we observed a higher incidence of new onset exudation in the study eyes treated with APL-2 as compared to sham, predominantly in patients with a history of wet AMD in the fellow eye. Specifically, we observed that, after the 12-month treatment period and the six-month monitoring period, 18 patients (21%) receiving administration of APL-2 every month and seven patients (9%) receiving administration of APL-2 every other month showed new onset exudation in the study eye, as compared to one patient (1%) in the sham group.

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

In a post hoc analysis of the 12-month data, after excluding patients with wet AMD in the fellow eye, five patients (10%) receiving monthly administration of APL-2 and two patients (4%) receiving administration every other month of APL-2 experienced exudation in the study eye. In the Phase 2 trial, a total of 93 patients (36%) had wet AMD in the fellow eye at the start of the trial, and we observed that these patients were more likely to show new onset exudation in the study eye than patients without wet AMD in the fellow eye. Wet AMD was present in 27% in the fellow eye of patients with GA in a published third-party study.

Phase 1b/2 Clinical Trial in Wet AMD

We initiated a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of intravitreal APL-2 therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the study eye in the second quarter of 2018.  As with our Phase 3 program in GA, we voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  We have decided to discontinue the Phase 1b/2 trial of APL-2 in patients with wet AMD.

Phase 1 Clinical Trial in Low Vision Geography Atrophy

We initiated a Phase 1b clinical trial to evaluate the safety of monthly intravitreal treatments with APL-2 in up to 12 patients with GA secondary to AMD and with low vision in September 2018.

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

Current Therapies and Their Limitations

Eculizumab, marketed as Soliris, and ravulizumab, marketed as Ultomiris, both by Alexion Pharmaceuticals, Inc., or Alexion, are the only therapies that have been approved for the treatment of PNH. Alexion has reported that eculizumab had worldwide sales of more than $3.6 billion in 2018 for its three approved indications, PNH, atypical hemolytic-uremic syndrome, or aHUS, and refractory myasthenia gravis in ACHR+ adults. We believe the price per year for treatment with eculizumab is approximately $500,000 in adults. Eculizumab, which is administered every two weeks intravenously, or directly into the veins, is designed to treat PNH by targeting C5 and preventing the formation of the membrane attack complex and intravascular hemolysis. Many patients with PNH on treatment with eculizumab continue to be anemic. In addition, in a third-party study published in Blood in 2017, it was reported that over 70% of patients with PNH who are on treatment with eculizumab remained anemic and 36% of patients on eculizumab continued to require at least one transfusion per year.We believe that inability of eculizumab to control extravascular hemolysis is responsible in part for these continuing complications.  Ultomiris is administered intravenously every eight weeks and subcutaneously once per week and is designed to have a longer half-life and greater inhibition of C5 than eculizumab.   Ultomiris was tested in two Phase 3 non-inferiority trials with Soliris and was found to be non-inferior.  Hemoglobin levels for patients in the Phase 3 studies of Ultomiris have not been published.

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

We initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial, which we refer to as our PEGASUS trial, is a 70-patient randomized head-to-head trial comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of greater than 10.5 g/dL, regarding of eculizumab dose or transfusion history. The treatment period of the trial consists of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label APL-2 only period. During the run-in period, all patients receive twice-weekly subcutaneous doses of 1,080 mg of APL-2 in addition to patients’ then current dose of eculizumab. The run-in period is designed to provide patients with sufficient plasma concentration of APL-2 to provide for what we expect to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients will receive either 1,080 mg of APL-2 twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. The primary endpoint of the trial is the change in hemoglobin level from baseline at week 16. Following completion of the randomized treatment period with either APL-2 monotherapy or eculizumab monotherapy, all patients will receive APL-2 monotherapy for 32 weeks in the open-label part. We expect to have completed enrollment for the PEGASUS trial by the end of the second quarter of 2019 and to report top-line data in the fourth quarter of 2019.

We plan to initiate a 48-patient Phase 3 clinical trial in patients who have not been treated with eculizumab, who we refer to as treatment-naïve patients, in mid 2019, which we refer to as the PRINCE study.

We have conducted two clinical trials of APL-2 as part of our PNH program: a Phase 1b clinical trial in patients with PNH being treated with eculizumab, which has concluded, and a Phase 1b clinical trial in treatment-naïve patients, which is ongoing. These trials were designed to assess safety and tolerability and whether APL-2 has the potential to control PNH. In these trials, we measured hemoglobin levels, which are significantly lower in patients with PNH, whether or not treated with eculizumab, and blood reticulocyte count, which is an indicator of overall hemolysis (both intravascular and extravascular) in patients on eculizumab. We also measured intravascular hemolysis based on LDH levels, which can be ten times higher than normal in patients with PNH, bilirubin, which is a breakdown product of hemoglobin and may be higher in patients who experience hemolysis, and the clonal distributions of normal red blood cells and mutant red blood cells unprotected from the membrane attack complex.

In both Phase 1b trials, patients treated with APL-2 have experienced reductions in LDH levels, and improved hemoglobin levels. Furthermore, we have observed lower reticulocyte counts in patients treated with APL-2, which we believe reflects that the bone marrow is producing fewer red blood cells because fewer red blood cells are destroyed by hemolytic activity. We believe that the clonal distribution of red blood cells in treated patients suggests that fewer mutant cells are destroyed by hemolytic activity.

We believe that our current clinical trial program for PNH will allow us to submit APL-2 for regulatory approval with the FDA, the European Medicines Agency, or EMA, and the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA.

In addition, we have conducted supporting trials to determine the safety, PK and pharmacodynamic, or PD, of APL-2 in healthy volunteers of Japanese descent and to determine the renal PK in healthy volunteers. We are also conducting a trial in healthy volunteers to assess the PK of a less frequent dosing regimen.

In July 2014, we submitted an IND to the FDA for the clinical development of APL-2 for the treatment of PNH. In April 2014, we received orphan drug designation from the FDA for APL-2 for PNH.  In February 2019 we received fast track designation from the FDA for APL-2 for patients with PNH, which superseded the fast track designation we received in December 2016 for APL-2 for the subset of patients with PNH who continue to require transfusions despite receiving therapy with eculizumab.

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

Phase 1b Clinical Trial with Patients on Eculizumab

We have recently completed a Phase 1b open-label, single and multiple ascending dose clinical trial of APL-2 in patients with PNH who are receiving eculizumab.  We initiated this trial in February 2015 and the last patient transitioned in October 2018 into a long-term extension study that we are conducting. The trial was conducted at multiple clinical sites in the United States.

In this clinical trial, doses of APL-2 were administered by subcutaneous injection to patients with PNH who were concurrently being treated with eculizumab at varying doses according to the treating physicians’ recommendations. We initially enrolled eight patients with PNH who participated in one of four cohorts. Each cohort was composed of two patients. The first two cohorts received a single dose of APL-2 ranging from 25 mg to 50 mg, and then, after a 28-day monitoring period, received daily doses of APL-2 for an additional 28 consecutive days at doses ranging from 5 mg/day to 30 mg/day. The other two cohorts received daily doses of 180 mg and 270 mg. Based on the combined safety and PD data from this and our other trials of APL-2, we amended the protocol to increase the number of patients in the fourth cohort to six and to provide that patients in the fourth cohort would receive a dose of 270 mg/day for up to two years.

APL-2 was generally well tolerated by the patients in the trial with 12 serious adverse events reported across three patients. Only one of these serious adverse events was noted as possibly related to the administration of APL-2. The patient with this serious adverse event, who had a history of elevated liver enzymes, experienced liver pain and elevated liver enzyme levels. As a result, treatment with APL-2 was temporarily discontinued but treatment with eculizumab continued. This discontinuation was followed by a recurrence of anemia and required a blood transfusion. Treatment with APL-2 was reinitiated at a dose of 180 mg and then increased to 270 mg, and the patient’s hemoglobin levels increased. The patient was diagnosed with a biliary obstruction and later underwent surgery to improve the flow of bile. This intervention resulted in a lowering of the liver enzyme levels, which thereafter remained low.

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

In the fourth cohort, six patients received single doses of 270 mg/day of APL-2 for 28 days. After 28 days of treatment, all six patients experienced clinical improvement associated with relevant changes in hematological indicators and APL-2 treatment was continued. Hemoglobin levels increased and reticulocyte counts decreased in all six patients, and reached the normal range in five of the six patients. LDH levels decreased in all six patients. Additionally, C3 fragment deposition on mutant red blood cells was reduced in these patients. In addition, during the six-month period following the 28-day monitoring period, the patients’ hemoglobin levels have remained in the normal range and LDH levels have continued to decrease.

Four of the six patients in the fourth cohort received co-treatment with APL-2 and eculizumab for a total of between 16 and 22 months.   All four patients were discontinued from treatment with eculizumab based on decisions made by treating physicians and are continuing treatment with APL-2 as a monotherapy in our long-term extension study.

Ongoing Phase 1b Clinical Trial with Treatment-Naïve Patients

We are conducting a Phase 1b open-label clinical trial of APL-2 in treatment-naïve patients with PNH that we initiated in December 2015. We are conducting this trial at multiple clinical sites outside of the United States.

We initially enrolled two cohorts of patients with PNH in this trial at doses of 180 mg/day of APL-2 for the first cohort of two patients and 270 mg/day for the second cohort of three patients. In this clinical trial, doses of APL-2 were initially administered by subcutaneous injection for up to 28 consecutive days. In the first quarter of 2018, based on the evidence of safety and activity observed during the first 28 days of treatment, we extended the administration period for the patients in the second cohort to one year and increased the number of patients who may be enrolled in the second cohort to 20 complement inhibitor naïve patients. As of February 15, 2019, APL-2 had been generally well tolerated in these patients with thirteen serious adverse events reported, across seven patients, all but one of which was considered unlikely to be related to administration of APL-2 and one of which, a hypersensitivity reaction possibly related to the administration of APL-2, resolved completely without complications. In late October 2017, we learned that one patient with concomitant aplastic anemia developed bone marrow failure after one year of treatment with APL-2. Treatment with APL-2 was discontinued for this patient on November 14, 2017.  The investigator determined that the bone marrow failure in this patient was not related to the administration of APL-2.

In the first cohort in this trial, the two treatment-naïve patients with PNH completed 28 days of treatment with daily doses of 180 mg/day of APL-2 administered by subcutaneous injection. Reductions in LDH levels were observed in both patients from Day 1 to Day 29. Hemoglobin levels were maintained above 80 g/L in both patients and neither required a transfusion during the treatment period. Both, however, required transfusions within four weeks of discontinuing treatment with APL-2.

In the second cohort in this trial, the initial three enrolled treatment-naïve patients completed the initial 28-day treatment period with daily doses of 270 mg/day of APL-2 administered by subcutaneous injection. All three patients demonstrated reductions in LDH levels to within two times the upper limit of normal. All patients treated met the pre-determined criteria to continue dosing.  Of the three patients, one discontinued dosing after developing bone marrow failure, one continued dosing for more than 300 days before withdrawing due to a diagnosis of metastatic ovarian cancer that was determined to be unrelated to APL-2, and one withdrew consent for personal reasons. As part of the expansion of this cohort, we enrolled an additional 17 patients resulting in a total of 20 patients in the second cohort.   Of these additional 17 patients, as of February 26, 2019, 16 continue to receive treatment with APL-2 and as of February 26, 2019 all have been treated with APL-2 for at least six months.

We announced interim data from our Phase 1b trial of treatment-naïve patients at the ASH Conference in December 2018 from 19 patients at baseline, 15 patients on treatment at day 85 and ten patients on treatment at day 169. The reported patients achieved transfusion independence with an average hemoglobin increase of 4.2 g/dL by day 85 to 12.2 g/dL and average reticulocytes decrease of 50% from 2.0x upper limit of normal, or ULN, to 1.0x ULN. Lactate dehydrogenase, or LDH, was reduced from 9.7x ULN at baseline to 0.9x at day 85 with 80% of patients achieving normal LDH.  The baseline hemoglobin was 8.0 g/dL (n=19) which increased to 10.8 g/dL (n=19) and 12.2 g/dL (n=15) at days 29 and 85, respectively. In the 12 months prior to screening, the reported patients had received an average of 8.7 units packed red blood cells (range 0-28). Each patient achieved transfusion independence while on APL-2 maintenance therapy with the exception of one patient with severe aplastic anemia at day 364. We believe that systemic inhibition of C3 with APL-2 may control both intravascular and extravascular hemolysis in PNH patients, as demonstrated by normalization of LDH, total bilirubin, and reticulocytes, which are all markers of hemolysis.

Long-Term Extension Study

We are conducting a long-term extension study of APL-2 in patients with PNH who participated in previous clinical trials with APL-2.  This study is an open label, non-randomized, multi-center study to evaluate the long-term safety and efficacy of APL-2 in the treatment of PNH with dosing for a longer period and at doses of 1,080 mg given either twice a week or every three days. The study will be carried out with patients who were enrolled in our Phase 1b studies. The total number of participants will not exceed the total number who were in the previous trials. The main endpoints that will be evaluated are as follows: safety endpoints, including the incidence and severity of treatment emergent adverse events, incidence of thromboembolic events, laboratory parameters, and ECG parameters; efficacy endpoints, including hemoglobin level, LDH level, reticulocyte count, RBC transfusions and FACIT-fatigue scale score; and PK/PD endpoints, including APL-2 pharmacokinetic concentrations, CH50, AH50, and C3 levels, C3 deposition on RBC cells, and clonal distribution of PNH RBCs. We expect to continue the extension study until APL-2 becomes commercially available in the subject’s participating country, or until the development program for APL-2 in subjects with PNH is terminated.

Supporting Trials

We conducted a Phase 1 trial to assess the safety and tolerability of APL-2 in patients with renal impairment. The study will initially include one cohort of eight patients with severe renal impairment and a second cohort of eight control patients and will evaluate various PK endpoints, in addition to safety and tolerability endpoints.  No significant difference in PK parameters was noted.

We conducted a Phase 1 trial to determine the safety, PK and PD of twice-weekly and once-weekly subcutaneous administration of APL-2 in healthy volunteers. We are evaluating whether less frequent administration provides comparable PK and PD profiles to daily subcutaneous administration and may enable less frequent dosing in upcoming clinical trials.

We conducted a Phase 1 trial to determine the safety, PK and PD of APL-2 in healthy volunteers of Japanese descent. We intend to evaluate whether APL-2 will have comparable PK and PD profiles in this population. No significant difference in PK parameters was noted.

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

Cold Agglutinin Disease (Systemic APL-2)

Cold agglutinin disease, or CAD, is a severe, chronic rare autoimmune disorder caused by pathogenic immunoglobulin M antibodies that react with red blood cells at body temperatures below 30oC and leads to agglutination of red blood cells. Like other autoimmune hemolytic anemias, CAD is characterized by autoantibody-initiated premature destruction of red blood cells, chronic anemia, severe fatigue, and an increased risk of life-threatening events such as stroke. There are an estimated 10,000 CAD patients across the United States and Europe. The complement system plays a major role in red blood cell destruction in CAD through extravascular hemolysis, which corresponds to the removal and destruction of opsonized red blood cells from the blood vessels by the spleen or liver, and intravascular hemolysis, which corresponds to the destruction of the red blood cells following the formation of the membrane attack complex in the membrane of the red blood cells in the blood vessels.

We are developing APL-2 as a monotherapy for CAD. In March 2018, we initiated a Phase 2 clinical trial of APL-2 administered by subcutaneous injection in patients with CAD.  In December 2018, we announced interim data for the Phase 2 trial at the ASH Conference. As of December 3, 2018, we had enrolled 12 patients with CAD in the Phase 2 trial, of which five patients had been treated for at least 56 days.  Treatment with APL-2 reduced extravascular hemolysis, measured by increased hemoglobin levels and reduced reticulocytes and bilirubin levels, and intravascular hemolysis, measured by reduced LDH, in these five CAD patients.

For the patients with CAD, we observed that:

•	Mean hemoglobin levels increased from 8.7 g/dL (n=12) at baseline to 12.1 g/dL (n=5) at day 56, a 3.4 g/dL increase. Two patients have reached day 168 and had a mean hemoglobin level of 12.6 g/dL.

•	Mean absolute reticulocyte count (ARC) decreased from 137.5 10⁹/L (n=11) at baseline to 46.6 10⁹/L (n=5) at day 56, with a mean ARC of 70.8 10⁹/L (n=2) at day 168
•	Mean bilirubin decreased from 1.9 mg/dL (n=12) at baseline to 0.5 mg/dL (n=5) at day 56
•	Mean LDH decreased from 487.8 U/L (n=12) at baseline to 173.4 U/L (n=5) at day 56 with a mean LDH of 143.5 U/L (n=2) at day 168

There is no FDA-approved drug therapy specifically for CAD. The primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

We believe that C3 inhibition has the potential to prevent C3-related opsonization and extravascular hemolysis in patients with CAD, and that inhibiting the complement system by targeting C3 may have the same impact, if not greater, as other complement pathway drugs in these diseases.

Warm Antibody Autoimmune Hemolytic Anemia (Systemic APL-2)

Warm antibody autoimmune hemolytic anemia, or wAIHA, is a rare autoimmune disorder caused by pathogenic Immunoglobulin G antibodies that react with red blood cells and can activate the complement system leading to the premature destruction of red blood cells at normal body temperature. As with CAD, the complement system plays a major role in red blood cell destruction in wAIHA through extravascular hemolysis, which corresponds to the removal and destruction of opsonized red blood cells from the blood vessels by the spleen or liver, and intravascular hemolysis, which corresponds to the destruction of the red blood cells following the formation of the membrane attack complex in the membrane of the red blood cells in the blood vessels. wAIHA is often characterized by profound, and potentially life-threatening anemia and other acute complications, including severe and life-threatening hemolysis, severe weakness, enlarged spleen or liver, rapid heart rate, chest pain, heart failure and fainting. There are estimated to be more than 30,000 wAIHA patients across the United States and Europe.

In March 2018, we initiated a Phase 2 clinical trial of APL-2 administered by subcutaneous injection in patients with wAIHA. In December 2018, we announced interim data for the Phase 2 trials at the American Society of Hematology conference. As of December 3, 2018, we had enrolled nine patients with wAIHA, seven of which tested positive for the presence of complement C3 using a Direct Antiglobulin Test (DAT) (C3+ wAIHA).  We believe that a positive C3 DAT indicates a disease mechanism that is more likely to be responsive to C3 inhibition.  As of December 3, 2018, five of these C3+ wAIHA patients had been on treatment with APL-2 for at least 56 days.  Treatment with APL-2 reduced extravascular hemolysis, measured by increased hemoglobin levels and reduced reticulocytes and bilirubin levels, and intravascular hemolysis, measured by reduced LDH, in these five C3+ wAIHA patients.

For the seven patients with C3+ wAIHA, we observed that:

•	Mean hemoglobin increased from 9.3 g/dL (n=7) at baseline to 11.3 g/dL (n=5) at day 56, a 2.0 g/dL increase.
•	Mean absolute reticulocyte count decreased from 185.5 10⁹/L (n=7) at baseline to 61.1 10⁹/L (n=5) at day 56
•	Mean bilirubin decreased from 0.8 mg/dL (n=7) at baseline to 0.4 mg/dL (n=6) at day 56
•	Mean LDH decreased from 306.9 U/L (n=7) at baseline to 150.2 U/L (n=5) at day 56.

There is no FDA-approved drug therapy specifically for wAIHA. The primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

We believe that C3 inhibition has the potential to prevent C3-related opsonization and extravascular hemolysis in patients with wAIHA, and that inhibiting the complement system by targeting C3 may have the same impact, if not greater, as other complement pathway drugs in these diseases.

Nephrology (systemic APL-2)

Glomerular Diseases with Complement Involvement

IgA nephropathy, lupus nephritis, primary membranous nephropathy and C3 glomerulopathy are diseases in which complement activation is believed to play an important role in kidney injury.  In all four diseases, C3 activation products are found deposited in glomeruli, the filtering units of the kidney.  APL-2 is designed to prevent C3 activation, and as such, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury.  We met with the FDA in October 2017 in a pre-IND meeting and submitted an IND to the FDA in November 2017.

In February 2018, we initiated a Phase 2 clinical trial of APL-2 in biopsy-proven C3 glomerulopathy, IgA nephropathy, primary membranous nephropathy and lupus nephritis to evaluate safety and biologic activity of APL-2 in patients with these glomerular diseases.  We plan to enroll up to 12 patients per disease.  Each patient will receive once daily subcutaneous infusions of up to 360 mg of APL-2 for one year. The primary efficacy endpoint for all four diseases is the reduction in proteinuria from baseline to week 48. Based on the scientific literature as well as the underlying pathophysiology of the disease, we believe that a substantial reduction in proteinuria is reasonably likely to predict a clinical benefit in all four glomerular diseases.  We plan to report data from these patients in the second half of 2019.  In December 2018, we received orphan drug designation from the FDA for the treatment of C3 glomerulopathy.

Other Complement-Dependent Diseases

We are developing APL-9 for intravenous administration in systemic indications.  We are conducting a single ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of APL-9 in healthy volunteers.   This trial will enable us to determine the safety, PK and PD of APL-9.   In this trial, APL-9 is being administered either as a single IV dose infused over 30 minutes or as a slow bolus IV loading dose to provide rapid pharmacological complement inhibition followed by a continuous IV infusion to maintain pharmacological levels of APL-9 for the desired duration.  Complement activity resumes shortly after the termination of the IV infusion.

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

We have developed our lead product candidate, APL-2, which is an analog of the cyclic peptide compstatin, based on technology that we have exclusively licensed from the Trustees of the University of Pennsylvania, or Penn, including a license agreement with Penn that was assigned to us in connection with our acquisition of the assets of Potentia in September 2015. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and one pending U.S. patent applications, including original filings, continuations and divisional applications, and numerous foreign counterparts, with claims granted or pending in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering our lead product candidate, APL-2, and that specifically recite the active component. These patents have terms that extend to 2026.

In addition to the intellectual property licensed from Penn, as of December 31, 2018, we own a total of nine U.S. patents and 14 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications. Our patent applications include families of US and foreign applications relating, for example, to certain compstatin analogs with a prolonged in vivo half-life, including APL-2, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered APL-2. Patents based on these applications would expire between 2036 and 2038. Finally, the filings include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of Potentia’s assets. These acquired Potentia patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026.

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

In 2018 we made payments of $375,000, net of a credit for the annual license maintenance payment, for the achievement of milestones under this agreement.

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

In 2018 we made payments of $650,000, net of a credit for the annual license maintenance payment, for the achievement of milestones under this agreement.

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

PNH.     Eculizumab and ravulizumab, C5 complement inhibitors, marketed as Soliris and Ultomiris, respectively, by Alexion Pharmaceuticals, Inc., are the only drugs approved for the treatment of PNH. Ravulizumab is designed to have a longer half-life and greater inhibition of C5 than eculizumab. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including the following:

•	AMY-101, a product candidate directed at C3 complement inhibition that is currently in early clinical development by Amyndas Pharmaceuticals SA;

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

•	Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 clinical development.

CAD.    There are no currently marketed drug treatments for CAD, but there are currently treatments in development for CAD, including:

•	Fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rigel Pharmaceuticals, Inc. is now in Phase 2 trials in CAD and wAIHA patients; and
•	TNT-009/BIVV009, a C1s monoclonal antibody inhibitor, which is being developed by Bioverativ Inc., and is in Phase 3 clinical trials in patients with CAD.

wAIHA.    There are no currently marketed drug treatments for wAIHA, but there are currently treatments in development for wAIHA, including fostamatinib, which is in Phase 2 trials for wAIHA.  Alexion has announced plans to initiate a pivotal trial of ALXN1830, a humanized monoclonal antibody currently in Phase 1b/2a clinical trials, in 2019.

Glomerular Diseases with Complement Involvement.  There are no currently marketed drug treatments for glomerular diseases with complement involvement, but OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, is being developed by Omeros Corp. as a treatment for IgAN and is in Phase 3 clinical trials. Voclosporin, an immunosuppressant, being developed by Aurininia Pharmaceuticals for lupus nephritis is in Phase 3 clinical trials, and avacopan, an oral C5aR-inhibitor being developed by ChemoCentryx, Inc. for C3 glomerulopathy, is in Phase 2 clinical trials.

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

The process for manufacturing our product candidates consists of chemical synthesis, purification using liquid chromatography, and freeze drying into solid form. The drug substance is then dissolved in solution and aliquoted into small vials for individual dosing.  Each of these steps involves a relatively routine chemical engineering process. We expect the costs associated with manufacturing drug product for our product candidates may be comparable to the current manufacturing costs for other similarly sized peptide-based components.

We have engaged a limited number of third-party manufacturers to provide all of our raw materials, drug substances and finished products for use in clinical trials. Our raw materials, drug substances and finished products have been produced under master service contracts and specific work orders from these manufacturers pursuant to agreements that include specific supply timelines and volume and quality expectations. We choose the third-party manufacturers of the raw materials and drug substances based on the volume required and the regulatory requirements at the relevant stage of development. All lots of drug substances and finished products used in clinical trials are manufactured under current good manufacturing practices. Separate third-party manufacturers are for fill and finish services and for labeling and shipment of the final drug products to the clinical trial sites.

We have introduced improvements to the manufacturing process in order to eliminate impurities like those that we believe caused inflammation in our Phase 3 trials in GA and our Phase 1b/2 trial in wet AMD. A new lot of the APL-2 active pharmaceutical ingredient (API) incorporating these improvements has been manufactured and is ready for release in a quantity sufficient to complete both the GA Phase 3 clinical trials. We believe that the improved manufacturing process can be used to supply API at a scale required for global commercialization. In non-clinical testing, treatment with API manufactured through the improved manufacturing process did not cause inflammation.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy

Human Clinical Studies in Support of an NDA

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

A clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

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

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

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

The U.K. has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the U.K. and the European Union, then it is expected the U.K.’s membership of the European Union will automatically terminate two years after the submission of the notification of the U.K.'s intention to withdraw from the European Union. Discussions between the U.K. and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the U.K. Government and Parliament sustains the possibility of the U.K. leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (and 70% starting January 1, 2019) point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Scientific Advisory Boards

Our scientific advisory board includes physicians and scientists recognized as authorities in the areas of hematology, neurology, ophthalmology and pulmonology. Our scientific advisory board meets annually and provides scientific and clinical insights and strategic guidance to us as we continue to advance our product candidates through research and development.

Employees

As of February 26, 2019, we had 87 full-time or part-time employees, including four employees with M.D./Ph.D. degrees, one employee with an M.D. degree and seven employees with Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on September 25, 2009 under the name Apellis Pharmaceuticals, Inc. Our principal executive offices are located at 6400 Westwind Way, Suite A, Crestwood, Kentucky 40014, and our telephone number is (502) 241-4114

Available Information

We file reports and other information with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.

Our website address is www.apellis.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $27.1 million, $51.0 million and $127.5 million for the years ended December 31, 2016, 2017 and 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $276.8 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and a subsequent follow-on offering, through private placements of our preferred stock, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1, Phase 2 and Phase 3 clinical trials for our product candidates. However, although we have initiated Phase 3 clinical trials and have begun planning commercial activities, we have not yet demonstrated an ability to successfully complete Phase 3 clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2016, 2017 and 2018, we used net cash of $26.0 million, $46.6 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2018, our cash and cash equivalents were $176.3 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of December 31, 2018, will not be sufficient to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into December 2019. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We do not believe that our cash and cash equivalents will be sufficient to enable us to fund our current operations for longer than 12 months from the date of issuance of the financial statements included in this Annual Report on Form 10-K and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. If we are unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

APL-2 is a novel therapeutic compound and its potential benefit in controlling autoimmune and inflammatory diseases has not been established. APL-2 is designed to control disease through inhibition of C3. There are no approved therapies that act by inhibiting C3 and only one approved therapy that acts by inhibiting the complement system. As a result, APL-2 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet demonstrated efficacy and safety for APL-2 or any other product candidates in a pivotal trial or obtained marketing approval of any product candidate. We have evaluated APL-2 in preclinical studies and in clinical trials, and have advanced APL-2 into Phase 3 clinical development in geographic atrophy, or GA, and paroxysmal-nocturnal hemoglobinuria, or PNH, but we have not obtained regulatory approval to sell any product based on our therapeutic approaches.

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

The success of APL-2 will depend on several factors, including the following:

•	successful recruitment of patients, enrollment in and completion of our ongoing and planned clinical trials;
•	initiation and successful recruitment of patients, enrollment in and completion of additional clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;
•

our ability to identify success criteria and endpoints for our clinical trials and otherwise design our clinical trials such that the FDA, the European Medicines Agency, or EMA, and other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop;

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	the performance of our future collaborators, if any;
•	obtaining APL-2 drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	an acceptable safety profile following any marketing approval;
•	commercial acceptance of our products, if approved, by patients, the medical community and third-party payors;
•	our ability to compete with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We have also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in all eight patients has completely resolved. We have reviewed these events with the data safety monitoring board for the ophthalmology program, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the source of inflammation resided in a contaminant or impurity in the active pharmaceutical ingredient. We will provide an update on the status of the Phase 3 clinical program by the end of the first quarter of 2019.  If we resume our trials and we observe additional instances of inflammation, we may need to resume the pause in these trials and we would incur additional delays and costs.

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

In our Phase 3 clinical trial of APL-2 in patients with GA and our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, several patients treated from a single manufacturing lot of APL-2 intravitreal drug product experienced non-infectious inflammation. A total of eight patients, four in our Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with this APL-2 from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in these patients has completely resolved.

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

In particular, the successful completion of our clinical development program for APL-2 for the treatment of PNH is dependent upon our ability to enroll a sufficient number of patients with PNH. PNH is a rare disease with a small patient population, and many of those patients are treated with eculizumab (Soliris) or ravulizumab (Ultomiris), both of which are marketed by Alexion Pharmaceuticals, Inc., or Alexion. Further, there are only a limited number of specialist physicians that regularly treat patients with PNH and major clinical centers that support PNH treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with PNH and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches such as eculizumab. Given the severe and life-threatening nature of PNH and the expectation that many patients will be on treatment with eculizumab, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned Phase 3 clinical trial in treatment-naive patients. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of APL-2 in PNH in a timely and cost-effective manner.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For instance, the Phase 3 clinical trials in GA are similar in design to the Phase 2 clinical trial, except that patients will be treated with APL-2 for 24 months rather than 12 months and there will not be a six-month monitoring period following treatment. Additionally, unlike the Phase 2 clinical trial, GA lesion size will be measured by total area rather than mean change in the square root of GA lesion size. In our Phase 3 clinical trials in GA, statistical significance is set at a p-value of 0.05 or less, meaning that there is a 1-in-20 or less probability that the observed results occurred by chance rather than as a treatment effect. In our Phase 2 clinical trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less probability that the observed results occurred by chance. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Eculizumab and ravulizumab are the only therapies that have been approved for the treatment of PNH, and even if we are able to obtain marketing approval of APL-2 for the treatment of PNH, we may not be able to successfully convince physicians or patients to switch from eculizumab or ravulizumab to APL-2. This may be particularly true with respect to eculizumab as many in the medical community believe that patients with PNH on eculizumab may experience sudden and excessive blood cell lysis, or rupture, leading to anemia, blood clots and other medical problems, when they stop receiving eculizumab. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marked as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors marketed by Alexion and are the only drugs approved for the treatment of PNH. Ravulizumab is designed to have a longer half-life and greater inhibition of C5 than eculizumab.

We are aware of a number of other companies that are actively developing product candidates for the treatment of PNH, including AMY-101, a product candidate directed at C3 complement inhibition that is currently in early clinical development by Amyndas Pharmaceuticals SA; product candidates directed at C5 complement inhibition such as ALN-CC5, an RNAi therapeutic targeting C5 being developed by Alnylam Pharmaceuticals, Inc. that is in early clinical trials; Coversin, a small protein inhibitor of C5 being developed by Akari Therapeutics, Plc. that is in Phase 2 clinical trials; Ra101495, a cyclic peptide inhibitor of C5 that is currently in Phase 2 clinical trials by Ra Pharmaceuticals, Inc., and LFG316, an anti-C5 monoclonal antibody that is currently in Phase 2 clinical trials by Novartis; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc., and ACH-4471 (previously ACH-CFDIS), an orally available small molecule inhibitor of complement factor D, that is currently in early clinical development by Achillion Pharmaceuticals, Inc. Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are no currently marketed drug treatments for cold agglutinin disease, or CAD, or warm antibody autoimmune hemolytic anemia, or wAIHA, but there are currently treatments in development, including fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rigel Pharmaceuticals, Inc., which is in Phase 2 clinical trials, for CAD and wAIHA, TNT-009/BIVV009, a C1s monoclonal antibody inhibitor, which is being developed by Bioverativ Inc., and is in Phase 3 clinical trials for CAD, and ALXN1830, a humanized monoclonal antibody, which is being developed by Alexion Pharmaceuticals, Inc. and is in Phase 1b/2a clinical trials for wAIHA. There are no currently marketed drug treatments for glomerular diseases with complement involvement, but OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, is being developed by Omeros Corp. as a treatment for IgA nephropathy and is in Phase 3 clinical trials. Furthermore, voclosporin developed by Aurininia Pharmaceuticals for lupus nephritis is in Phase 3 clinical trials, and avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc. for C3 glomerulopathy is in Phase 2 clinical trials.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. We do not have long-term supply agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for APL-2 that resulted in delays in the supply of APL-2. These delays resulted in us incurring additional costs and delays in our PNH development program.  Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. We have also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  If we experience other issues or delays in the future, our development of APL-2 may be materially delayed and our business adversely affected.

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

We are developing a custom, on-body drug delivery system that would enable patients to self-administer APL-2 through subcutaneous infusion. While this device is in development, we plan to use one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials. The development of a custom drug delivery system may be delayed or we may not be successful in developing a custom drug delivery system and may need to continue to rely on commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity many not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to APL-2 for the treatment of PNH and for the treatment of C3 glomerulopathy. We, or any future collaborators, may seek orphan drug designations for other product candidates and may be unable to obtain such designations.

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

We have received fast track designations for APL-2 for the treatment of PNH and GA. If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA fast track designation. Even though we have received fast track designation for APL-2 for the treatment of PNH and GA, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast rack designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.  It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.  We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2018, the number of our employees increased from 39 on December 31, 2017 to 80 on December 31, 2018.  Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	the timing of the resumption of our Phase 3 trials in GA;
•	the timing and results of clinical trials of APL-2 and any other product candidates;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, especially as we are no longer an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are “emerging growth companies” and were applicable to us prior to January 1, 2019.

Pursuant to SOX Section 404, as of January 1, 2019, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting. As of December 31, 2018, because we are no longer an emerging growth company, we are required to include with our annual report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been, and will continued to be, both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, from time to time, that our internal control over financial reporting is effective. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we identify a material weakness in our internal control over financial reporting, it could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Our system of internal controls, however well-designed and operated, is based in part on certain assumptions and includes elements that rely on information from third parties. Our system can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected.

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market  price of our common stock. As of February 19, 2019, we had 56,279,307 shares of common stock outstanding.  All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2018, we had options to purchase an aggregate of 7,497,734 shares of our common stock outstanding, of which options to purchase 4,068,602 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,178,984 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law remains uncertain and our business and financial condition could be adversely affected.  In addition, how various states will respond to the TCJA continues to be uncertain.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2018, we had both federal and state net operating loss carryforwards of $251.4 million and $254.6 million, respectively, and federal research and development tax credit carryforwards of $14.4 million, all of which if not utilized will begin to expire in 2024. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

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

As of February 19, 2019, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 30.9% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 20.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities consist of office space of approximately 7,125 square feet in Crestwood, Kentucky under a lease that expires in July 2023, office space of approximately 22,600 square feet in Waltham, Massachusetts under a lease that expires in June 2025, and office space of approximately 1,872 square feet in San Francisco, California under a lease that expires in May 2019.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “APLS” since November 9, 2017. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 19, 2019, we had 42 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below compares the cumulative total stockholder return on our common stock between November 9, 2017 (the first date that shares of our common stock were publicly traded) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on November 9, 2017 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock with the exception of November 9, 2017, which is the opening price based on initial trading of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

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

As of December 31, 2018, we have used approximately $138.0 million of the net proceeds from the IPO primarily to fund clinical trials of APL-2, as well as for working capital and general corporate purposes. We have invested the net proceeds in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectuses dated November 9, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2017 and 2018 and the selected consolidated balance sheet data at December 31, 2016, 2017 and 2018 from our audited consolidated financial statements included elsewhere in this report. We have derived the consolidated statements of operations data for the year ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2015 from our audited financial statements not included in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2016	2017	2018
Consolidated Statements of Operations Data:
Operating expenses:
Research and development (1)	$13,730,311	$22,978,599	$40,303,878	$105,285,576
Cost of acquired in-process research and development	26,486,000	—	—	—
General and administrative (1)	6,356,782	4,303,743	10,463,151	22,639,184
Operating loss	(46,573,093)	(27,282,342)	(50,767,029)	(127,924,760)
Gain (loss) from remeasurement of fair value of warrants	—	—	(153,692)	85,509
Interest expense (2)	—	—	(374,749)	(2,512,956)
Interest income	50,853	135,309	277,834	2,960,771
Other income (expense), net	6,284	22,396	11,542	(110,758)
Net loss	(46,515,956)	(27,124,637)	(51,006,094)	(127,502,194)
Net loss per common share, basic and diluted (3)	$(8.03)	$(3.22)	$(3.68)	$(2.34)
Weighted-average number of common shares used in net loss per common share, basic and diluted	5,795,040	8,428,366	13,870,949	54,396,483

(1)	Includes share based compensation as follows:
	Year Ended December 31,
	2015	2016	2017	2018
Research and development	$171,388	$377,776	$2,678,956	$3,559,047
General and administrative	374,313	701,212	2,739,754	4,174,209
Total share-based compensation expense	$545,701	$1,078,988	$5,418,710	$7,733,256
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

	December 31,
	2015	2016	2017	2018
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,003,546	$24,863,488	$175,643,529	$176,267,666
Working capital	34,843,678	23,729,792	175,461,348	185,414,614
Total assets	38,177,109	27,433,258	182,131,456	203,533,559
Term loan facility	—	—	19,806,944	20,388,988
Promissory note	—	—	6,583,402	6,655,193
Total liabilities	3,200,160	3,638,938	33,188,596	42,560,904
Convertible preferred stock	77,191,906	92,054,926	—	—
Accumulated deficit	(71,132,922)	(98,257,559)	(149,263,653)	(276,765,847)
Total stockholders' equity	34,976,949	23,794,320	148,942,860	160,972,655

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

We have the most advanced clinical program targeting C3 with Phase 3 clinical trials of our lead product candidate, APL-2, in multiple indications. We believe that APL-2 has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for four distinct medical conditions – geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and warm antibody autoimmune hemolytic anemia, or wAIHA. In addition to trials for these indications, we have also initiated  clinical trials of APL-2 in patients with glomerular diseases with complement involvement.

We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating APL-2 in patients with GA in September 2018.  In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months. We also initiated a Phase 3 clinical program evaluating APL-2 in patients with PNH who are anemic while being treated with eculizumab, an approved therapy for PNH, in June 2018, and plan to initiate a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab in mid 2019. In our ongoing Phase 1b trials in PNH, APL-2 has achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. In our ongoing Phase 2 clinical trials of APL-2 in patients with CAD and wAIHA, patients with CAD and with wAIHA have achieved reduced extravascular hemolysis, measured by increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced intravascular hemolysis, measured by reduced lactate dehydrogenase.  We plan to continue clinical development of APL-2 for these indications.  We are also conducting clinicals trials of APL-2 for glomerular diseases with complement involvement. We are also developing novel compounds targeting C3 and plan to conduct clinical trials of these compounds in additional complement-dependent diseases. We hold worldwide commercialization rights to APL-2 and those other novel compounds targeting C3.

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

To date, we have financed our operations primarily through $150.0 million in net proceeds from the IPO, $131.2 million in net proceeds from the follow-on offering, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to an affiliate of one of our stockholders.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $27.1 million, $51.0 million and $127.5 million for the years ended December 31, 2016, 2017 and 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $276.8 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including our Phase 3 program in GA, our ongoing and planned Phase 3 trials in PNH and our ongoing trials of APL-2 in other indications; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs. In addition, we are incurring additional costs associated with operating as a public company.

As of December 31, 2018, we had cash and cash equivalents of $176.3 million. We believe that our cash and cash equivalents will be sufficient to enable us to fund our current operations at least into December 2019. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements included in this Annual Report on Form 10-K. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment.

Similarly, in its report on the consolidated financial statements included in this Annual Report on Form 10-K, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern.

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

The following summarizes our most advanced research and development programs:

GA. We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials of APL-2 in GA in September 2018 with the goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide. In October 2018, we voluntarily implemented a pause in dosing patients in the Phase 3 clinical program due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product. We intend to provide an update on the status of this clinical program by end of the first quarter of 2019.  We continue to expect to be able to restart enrollment of our Phase 3 clinical program in GA during the next four months of 2019 and to have fully enrolled both trials by the end of the first quarter of 2020, within the originally planned timeline for completion.

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. We initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial is a 70 patient randomized head-to-head study comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab.  We expect to have completed enrollment for the PEGASUS trial by the end of the second quarter of 2019 and to report top-line data in the fourth quarter of 2019. We also plan to initiate a 48 patient Phase 3 clinical trial in treatment-naïve patients in mid 2019.

•

CAD.  We are developing APL-2 for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with CAD in the first quarter of 2018, reported interim data in December 2018 and intend to provide additional data in the second quarter of 2019.

•

wAIHA.  We are developing APL-2 for patients with wAIHA, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with wAIHA in the first quarter of 2018, reported interim data in December 2018 and intend to provide additional data in the second quarter of 2019.

We are also conducting a Phase 2 clinical trial of APL-2 in patients with glomerular diseases with complement involvement, which we began in the first quarter of 2018.

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

Gain (Loss) From Remeasurement of Fair Value of Warrants

Gain (loss) from remeasurement of fair value of warrants consists of losses from the remeasurement of the fair value of our liabilities related to the common stock warrants that we issued to Silicon Valley Bank on October 20, 2017. Prior to our IPO, these warrants were exercisable into shares of common stock that were contingently redeemable in certain circumstances.  As such, we classified these warrants as liabilities in the consolidated balance sheet at their estimated fair values at issuance, and we recorded the change in the estimated fair value of the warrants at December 31, 2017 and 2018 as a loss and gain from remeasurement of fair value of warrants, respectively during the years ended December 31, 2017 and 2018.

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

We measure other share-based awards granted to non-employees at fair value as of the end of each reporting period and record expense for the awards over the period in which the related services are rendered. We estimated the fair value of each stock option grant using the Monte Carlo simulation model, or Monte Carlo, for grants made on or prior to June 30, 2015 and the Black-Scholes option pricing model, or Black-Scholes, for grants made on or after July 1, 2015. We historically have been a privately-held company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of a representative group of publicly traded biopharmaceutical companies and expect to continue to do so until we have adequate historical data regarding the volatility of our traded stock price. Before the initial public offering, we determined the expected term of our options utilizing the probability weighted time to liquidity event at each grant date, assuming that holders of our options would exercise at the time of such liquidity event. After the initial public offering, the Company calculates the expected term for options granted to employees based on the simplified method set forth in SEC Staff Accounting Bulletin 107, because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.  Under the simplified method, the weighted average vesting period is averaged with the contractual term of the option being valued. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We assume an expected dividend yield of zero because we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Valuations of Common Stock

Due to the absence of a public trading market for our common stock, from inception through November 9, 2017, which is the date our common stock commenced trading on the Nasdaq Global Select Market, our retrospective and contemporaneous determinations of the fair value of our common stock were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately-Held-Company Equity Securities Issued as Compensation. There are significant judgments and estimates inherent in the determination of the fair value of our common stock, including the contemporaneous and retrospective valuations. These judgments and estimates include assumptions regarding our future operating performance, the probability and timing of completing an initial public offering or other liquidity event and the determinations of the appropriate valuation methods. If we had made different assumptions, our share-based compensation expense, net loss and net loss per share could have been significantly different.

Since the IPO, we have determined the fair market value of our common stock using the market closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2018

The following table summarizes our results of operations for the years ended December 31, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$40,303,878	$105,285,576	$64,981,698	161.2%
General and administrative	10,463,151	22,639,184	12,176,033	116.4
Operating loss	(50,767,029)	(127,924,760)	(77,157,731)	152.0
Gain (loss) from remeasurement of fair value of warrants	(153,692)	85,509	239,201	155.6
Interest expense	(374,749)	(2,512,956)	(2,138,207)	570.6
Interest income	277,834	2,960,771	2,682,937	965.7
Other income (expense), net	11,542	(110,758)	(122,300)	(1,059.6)
Net loss	$(51,006,094)	$(127,502,194)	$(76,496,100)	(150.0)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2017	2018	$	%
Clinical trial costs	$15,231,683	$54,928,992	$39,697,309	260.6%
Contract manufacturing	13,323,343	27,925,474	14,602,131	109.6
Pre-clinical study expenses	1,699,902	2,836,183	1,136,281	66.8
Compensation and related personnel costs	4,933,207	14,207,537	9,274,330	188.0
Other research and development costs	3,659,506	3,989,978	330,472	9.0
Device development expenses	1,456,237	1,397,412	(58,825)	(4.0)
Total research and development expenses	$40,303,878	$105,285,576	$64,981,698	161.2

Research and development expenses increased by $65.0 million to $105.3 million for the year ended December 31, 2018 from $40.3 million for the year ended December 31, 2017, an increase of 161.2%. The increase in research and development expenses was primarily attributable to an increase of $39.7 million in clinical trial costs associated with the preparation for and commencement of our Phase 3 clinical trials, an increase of  $14.6 million in manufacturing expenses in connection with the supply for our Phase 3 clinical trials of APL-2, an increase of $9.3 million in compensation and related personnel costs primarily due to increased headcount in 2018, an increase of $1.1 million related to preclinical study expenses, and an increase of $0.3 million in research and development supporting activities, offset by a slight decrease of $0.1 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $12.2 million to $22.6 million for the year ended December 31, 2018, from $10.5 million for the year ended December 31, 2017, an increase of 116.4% The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $5.9 million due to the hiring of additional personnel, an increase in professional and consulting fees of $3.2 million, an increase in license agreement costs of $1.0 million, an increase in insurance costs of $0.8 million, an increase of $0.6 million in information technology expenses,  and an increase in office, travel and related costs of $0.7 million. The increased employee related costs of $5.9 million consisted of $3.6 million related to an increase in salaries and benefits primarily due to the hiring of additional members of our management team, $1.4 million related to stock option expense associated with the grants of stock options to employees and $0.9 million in recruitment expense. The increased professional and consulting fees of $3.2 million primarily consisted of an increase of $1.0 million in legal fees, an increase of $0.9 million in accounting fees, an increase of $0.9 million in public company costs and an increase in consulting fees of $0.4 million.

Gain (Loss) From Remeasurement of Fair Value of Warrants

Gain (loss) from remeasurement of fair value of warrants was $0.1 million for the year ended December 31, 2018, an increase of $0.2 million compared to the year ended December 31, 2017. The increase was due to the effect the change in our stock price had on the remeasurement of the fair value of our liabilities related to the common stock warrants that we issued to Silicon Valley Bank on October 20, 2017.

Interest Expense

Interest expense was $2.5 million for the year ended December 31, 2018, an increase of $2.1 million, compared to $0.4 million for the year ended December 31, 2017. The increase in interest expense was attributable to interest expense incurred on our loan facility with Silicon Valley Bank and our promissory note with Golda Darty Partners S.A., or GDP.

Interest Income

Interest income was $3.0 million for the year ended December 31, 2018, an increase of $2.7 million, compared to $0.3 million for the year ended December 31, 2017. The increase in interest income earned in 2018 from 2017 was due to the interest earned on our cash and cash equivalents that increased from the completion of our IPO in November 2017 and the follow-on offering in April 2018.

Other Income (Expense), Net

Other income (expense), net decreased $0.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  The decrease was primarily related to corporate franchise taxes and fees.

Comparison of Years Ended December 31, 2016 and 2017

The following table summarizes our results of operations for the years ended December 31, 2016 and 2017, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2016	2017	$	%
Operating expenses:
Research and development	$22,978,599	$40,303,878	$17,325,279	75.4%
General and administrative	4,303,743	10,463,151	6,159,408	143.1
Operating loss	(27,282,342)	(50,767,029)	(23,484,687)	86.1
Loss from remeasurement of fair value of warrants	—	(153,692)	(153,692)	100.0
Interest expense	—	(374,749)	(374,749)	100.0
Interest income	135,309	277,834	142,525	105.3
Other income, net	22,396	11,542	(10,854)	(48.5)
Net loss	$(27,124,637)	$(51,006,094)	$(23,881,457)	88.0

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016 and 2017, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2016	2017	$	%
Clinical trial costs	$11,486,499	$15,231,683	$3,745,184	32.6%
Contract manufacturing	5,098,538	13,323,343	8,224,805	161.3
Pre-clinical study expenses	3,431,482	1,699,902	(1,731,580)	(50.5)
Compensation and related personnel costs	1,989,164	4,933,207	2,944,043	148.0
Other research and development costs	972,916	3,659,506	2,686,590	276.1
Device Development Expenses	—	1,456,237	1,456,237	100.0
Total research and development expenses	$22,978,599	$40,303,878	$17,325,279	75.4

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

Interest Expense

Interest expense was $0.4 million for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016. The increase in interest expense was attributable to interest expense incurred on our loan facility with Silicon Valley Bank and our promissory note with Golda Darty Partners S.A., or GDP.

Interest Income

Interest income was income of $0.3 million for the year ended December 31, 2017, an increase of $0.2 million, compared to $0.1 million of interest income for the year ended December 31, 2016. The increase in interest income earned in 2017 was due to the interest earned on our cash and cash equivalents as a result of the increase in cash and cash equivalents from the issuance of Series E Convertible preferred in August of 2017 as well as the completion of our IPO in November 2017.

Other Income, Net

Other income, net remained relatively stable for the year ended December 31, 2017, as compared to the year ended December 31, 2016. In both periods, other income was primarily attributable to rent charged to two related entities while other expense was primarily attributable to corporate franchise taxes and fees.

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

Prior to the IPO and the 2018 follow-on offering, we financed our operations primarily through $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to GDP.

On December 28, 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., or Citigroup, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $150.0 million through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Citigroup would act as sales agent, which we refer to as the ATM Offering. The common stock will be distributed at the market prices prevailing at the time of sale. The shares that may be sold under the Sales Agreement, if any, would be issued and sold pursuant to an effective shelf registration statement on Form S-3 filed on December 28, 2018, as amended on February 26, 2019. As of the date of this Annual Report on Form 10-K, we have not sold any shares in the ATM Offering.

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

Borrowings under the term loan facility are secured by a first priority lien on all of our assets, excluding our intellectual property and our interest in our license from Penn. We have agreed to a negative pledge on our intellectual property. The term loan facility contains customary events of default and affirmative and negative covenants, including restrictions on our ability to pay dividends and incur additional debt, but does not contain any financial covenants.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2016, 2017 and 2018:

	Year Ended December 31,
	2016	2017	2018
Net cash used in operating activities	$(26,003,078)	$(46,595,073)	$(131,240,797)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	14,863,020	197,375,114	131,903,360
Effect of exchange rate changes on cash and cash equivalents	—	—	(38,426)
Net increase (decrease) in cash and cash equivalents	$(11,140,058)	$150,780,041	$624,137

Net Cash Used in Operating Activities

Net cash used in operating activities was $131.2 million for the year ended December 31, 2018 and consisted primarily of a net loss of $127.5 million adjusted for non-cash items of $8.3 million, including share-based compensation expense of $7.7 million, and a net increase in operating assets of $12.0 million, which resulted primarily from an increase in prepaid assets of $19.3 million, offset by an increase in accounts payable of $6.6 million and an increase in accrued expenses of $2.2 million.

Net cash used in operating activities was $46.6 million for the year ended December 31, 2017 and consisted primarily of a net loss of $51.0 million adjusted for non-cash items of $5.6 million, including share-based compensation expense of $5.4 million, and a net increase in operating assets of $1.2 million, which resulted primarily from an increase in prepaid assets of $3.9 million, offset by an increase in accrued expenses of $1.8 million and an increase in accounts payable of $0.9 million.

Net cash used in operating activities was $26.0 million for the year ended December 31, 2016 and consisted primarily of a net loss of $27.1 million adjusted for non-cash items, including share-based compensation expense of $1.1 million, and a net decrease in operating assets of $0.1 million, which resulted primarily from an increase in accounts payable and accrued expenses of $0.4 million partially offset by a decrease in refundable research and development credit of $0.4 million and a net increase in prepaid assets and other assets of $0.8 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the years ended December 31, 2016, 2017 and 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $131.9 million during the year ended December 31, 2018 and consisted primarily of proceeds from the issuance of common stock in the follow-on public offering that we completed in April 2018.

Net cash provided by financing activities was $197.4 million during the year ended December 31, 2017. The net cash provided by financing activities during the year ended December 31, 2017 consisted primarily of the net proceeds of $137.2 million from the issuance and sale of 10,714,000 shares of our common stock in November 2017 in our IPO as well as net proceeds of approximately $12.8 million from the issuance and sale of an additional 981,107 shares of our common stock pursuant to the underwriter’s partial exercise of their option to purchase additional shares of common stock after the IPO, and net proceeds of $19.7 million from the issuance and sale of 7,792,035 shares of series E convertible preferred stock in August 2017. In October 2017, we borrowed $20.0 million under the term loan facility with Silicon Valley Bank and issued and sold a promissory note in an original principal amount of $7.0 million to an affiliate of one of our stockholders. In October 2017, we received $0.5 million from the exercise of a warrant associated with the $7.0 million promissory note.

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

We believe that our cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements at least into December 2019. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our cash and cash equivalents will be sufficient to enable us to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2018:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Principal on Long-Term Debt	$27,000,000	$1,666,667	$18,333,333	$7,000,000	$—
Interest on Long-Term Debt (1)	6,465,000	1,955,139	3,949,861	560,000	—
Operating Leases (2)	6,859,064	1,251,720	2,267,775	3,339,569	—
Total	$40,324,064	$4,873,526	$24,550,969	$10,899,569	$—

(1)

Interest on long-term debt represents obligations under the debt outstanding as of December 31, 2018, applying December 31, 2018 interest rates and assuming scheduled payments are paid as contractually required through maturity.

(2)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

We are party to two license agreements with Penn under which we license specified intellectual property from Penn. The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering APL-2. Each license agreement requires us to pay ongoing annual maintenance payments of $100,000 per year until the first commercial sale of a licensed product. With respect to the license for the nonophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $1.7 million based on achieving specified development and regulatory approval milestones, and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products. In 2018 we made one milestone payment of $375,000 under the nonophthalmic license.  With respect to the license for the ophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory milestones, and up to $5.0 million based on achieving specified annual sales milestones.   In 2018 we made one milestone payment, net of credits for the annual maintenance payment, of $650,000 under the ophthalmic license.  The license agreements also require that we pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, and therefore we believe that our non-cancelable obligations under these agreements are not material. Under these agreements, as of December 31, 2018, we are obligated to pay up to $1.9 million to these vendors.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash and cash equivalents of $176.3 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Apellis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Apellis Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on our Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 26, 2019

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$175,643,529	$176,267,666
Refundable research and development credit	1,297,361	1,473,591
Prepaid assets	5,059,593	24,333,851
Other current assets	14,823	364,113
Total current assets	182,015,306	202,439,221
Other assets	116,150	1,094,338
Total assets	$182,131,456	$203,533,559
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,663,253	$10,254,938
Accrued expenses	2,890,705	5,103,002
Current portion of long-term debt	—	1,666,667
Total current liabilities	6,553,958	17,024,607
Long-term liabilities:
Term loan facility, net of current portion	19,806,944	18,722,321
Promissory note	6,583,402	6,655,193
Common stock warrant liability	244,292	158,783
Total liabilities	33,188,596	42,560,904
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2017 and 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and 50,334,152 shares issued and outstanding at December 31, 2017 and 200,000,000 shares authorized and 56,279,307 shares issued and outstanding at December 31, 2018	5,033	5,628
Additional paid in capital	298,201,480	437,855,681
Accumulated other comprehensive loss	—	(122,807)
Accumulated deficit	(149,263,653)	(276,765,847)
Total stockholders' equity	148,942,860	160,972,655
Total liabilities and stockholders' equity	$182,131,456	$203,533,559

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2017	2018
Operating expenses:
Research and development	$22,978,599	$40,303,878	$105,285,576
General and administrative	4,303,743	10,463,151	22,639,184
Operating loss	(27,282,342)	(50,767,029)	(127,924,760)
Gain (loss) from remeasurement of fair value of warrants	—	(153,692)	85,509
Interest expense	—	(374,749)	(2,512,956)
Interest income	135,309	277,834	2,960,771
Other income (expense), net	22,396	11,542	(110,758)
Net loss	(27,124,637)	(51,006,094)	(127,502,194)
Other comprehensive loss:
Foreign currency loss	—	—	(122,807)
Total other comprehensive loss	—	—	(122,807)
Comprehensive loss, net of tax	$(27,124,637)	$(51,006,094)	$(127,625,001)
Net loss per common share, basic and diluted	$(3.22)	$(3.68)	$(2.34)
Weighted-average number of common shares used in net loss per common share, basic and diluted	8,428,366	13,870,949	54,396,483

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	Outstanding		Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2016	49,633,007	$77,191,906	8,428,366	$843	$28,917,122	$—	$(71,132,922)	$34,976,949
Issuance of Series D convertible preferred stock,
net of issuance costs	6,714,413	14,863,020	—	—	—	—	—	14,863,020
Share-based compensation expense	—	—	—	—	1,078,988	—	—	1,078,988
Net loss	—	—	—	—	—	—	(27,124,637)	(27,124,637)
Balance at December 31, 2016	56,347,420	92,054,926	8,428,366	843	29,996,110	—	(98,257,559)	23,794,320
Issuance of Series E convertible preferred stock,
net of issuance costs	7,792,035	19,747,847	—	—	—	—	—	19,747,847
Issuance of common stock upon exercise of
stock options	—	—	46,881	5	164,496	—	—	164,501
Issuance of warrants to an affiliate of stockholder	—	—	—	—	430,160	—	—	430,160
Issuance of common stock upon exercise of
warrants	—	—	93,764	9	514,191	—	—	514,200
Conversion of convertible preferred stock to
common stock	(64,139,455)	(111,802,773)	30,070,034	3,007	111,799,766	—	—	—
Issuance of common stock in initial public offering,
net of issuance costs	—	—	11,695,107	1,169	149,878,047	—	—	149,879,216
Share-based compensation expense	—	—	—	—	5,418,710	—	—	5,418,710
Net loss	—	—	—	—	—	—	(51,006,094)	(51,006,094)
Balance at December 31, 2017	—	—	50,334,152	5,033	298,201,480	—	(149,263,653)	148,942,860
Issuance of common stock in follow-on offering, net of offering costs	—	—	5,500,000	550	131,193,480	—	—	131,194,030
Issuance of common stock upon exercise of stock options	—	—	445,155	45	727,465	—	—	727,510
Share-based compensation expense	—	—	—	—	7,733,256	—	—	7,733,256
Net loss	—	—	—	—	—	—	(127,502,194)	(127,502,194)
Foreign currency loss	—	—	—	—	—	(122,807)	—	(122,807)
Balance at December 31, 2018	—	$—	$56,279,307	$5,628	$437,855,681	$(122,807)	$(276,765,847)	$160,972,655

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2017	2018
Operating Activities
Net loss	$(27,124,637)	$(51,006,094)	$(127,502,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,078,988	5,418,710	7,733,256
(Gain)/loss from remeasurement of fair value of warrants	—	153,692	(85,509)
Accretion of discounts for promissory note	—	13,563	71,791
Accretion of discounts for term loan facility	—	11,935	582,043
Changes in operating assets and liabilities:
Refundable research and development credit	408,934	50,443	(299,006)
Prepaid assets	(873,884)	(3,927,155)	(19,275,118)
Other current assets	—	10,177	(309,361)
Other assets	68,743	(51,622)	(978,188)
Accounts payable	69,779	932,299	6,587,469
Accrued expenses	368,999	1,798,979	2,234,020
Net cash used in operating activities	(26,003,078)	(46,595,073)	(131,240,797)
Financing Activities
Issuance of Series D convertible preferred stock, net of issuance costs	14,863,020	—	—
Issuance of Series E convertible preferred stock, net of issuance costs	—	19,747,847	—
Deferred issuance costs	—	—	(18,180)
Proceeds from issuance of term loan, net of issuance costs	—	19,795,007	—
Proceeds from issuance of promissory note payable to an affiliate of stockholder	—	6,569,840	—
Proceeds from issuance of common stock, net of issuance costs	—	150,062,959	131,194,030
Proceeds from the issuance of common stock warrants	—	520,760	—
Proceeds from exercise of stock options and warrants	—	678,701	727,510
Net cash provided by financing activities	14,863,020	197,375,114	131,903,360
Effect of exchange rate changes on cash and cash equivalents	—	—	(38,426)
Net increase (decrease) in cash and cash equivalents	(11,140,058)	150,780,041	624,137
Cash and cash equivalents at beginning of period	36,003,546	24,863,488	175,643,529
Cash and cash equivalents at end of period	$24,863,488	$175,643,529	$176,267,666
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of convertible preferred stock to common stock	$—	$111,802,773	$—
Cash paid for interest	$—	$134,167	$1,816,333

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

Follow-on Public Offering

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

Liquidity and Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of February 26, 2019, the date of issuance of these audited consolidated financial statements, the Company believes that its cash and cash equivalents as of December 31, 2018 of $176.3 million will not be sufficient to fund its operations and capital expenditures for at least twelve months. The future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd and Apellis Ireland Ltd. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2018 presentation.

 Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s IPO in 2017 and the follow-on offering and filing of a registration statement on Form S-3 in 2018. Costs were deferred until completion of the IPO and the follow-on offering, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds. Deferred issuance costs related to the S-3 registration in December 2018 have been capitalized and will be reclassified to additional paid in capital as a reduction of the proceeds at the time when shares are issued.  The Company does not consider these amounts material at December 31, 2018.

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

Fair Value of Financial Instruments

The Company is required to disclose information on the fair value of financial instruments and inputs that enable an assessment of the fair value.  The three levels of the fair value hierarchy prioritize valuation inputs based upon the observable nature of those inputs as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly;

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial instruments, in addition to those presented in Note 6, Long-Term Debt, and Note 7, Fair Value Measurement, include cash and cash equivalents, the Australian research and development credit, accounts payable and accrued liabilities.  Management believes that the carrying amounts of cash and cash equivalents, the Australian research and development credit, accounts payable and accrued expenses approximate the fair value due to the short term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Foreign Currency

Due to the growing volume of research contracts and intercompany loans that are now being exclusively denominated in local currency, effective August 1, 2018, the functional currency of the Company’s Australian subsidiary was changed from the U.S. dollar to the Australian dollar.   The impact of the change in functional currency is not material to the audited consolidated financial statements for the year ended December 31, 2018.

As a result of the change in functional currency, the financial position and results of operations of the Company's Australian subsidiary are measured using the foreign subsidiary's local currency. Revenues and expenses of the Australian subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period from August 1, 2018 through December 31, 2018. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2018, the Company did not have any significant uncertain tax positions.

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

Both Monte Carlo and Black-Scholes for option pricing require the input of the six minimum considerations detailed in ASC 718, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of comparable companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company is in a very early stage of product development with no revenues, and the representative group of companies has similar characteristics. The Company believes the group selected has sufficient similar economic and industry characteristics. Before the IPO, the Company calculated the expected term for options granted to employees based on a quarterly weighted average probability of exit analysis considering milestones that the Company had achieved and each of the potential exit scenarios available to the Company at that time. After the IPO, the Company calculates the expected term for options granted to employees based on the “simplified” method set forth in SEC Staff Accounting Bulletin 107, because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.  Under the simplified method, the weighted average vesting period is averaged with the contractual term of the option being valued. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Concentrations of Credit Risk

Cash and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company’s cash is maintained with accredited financial institutions and is insured by the Federal Deposit Insurance Corporation, except for the cash maintained by the Australian subsidiary in an Australian bank.   The Company does not consider these amounts to be material.

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

Comprehensive Loss

The Company’s components of comprehensive loss other than its net loss, are the foreign currency gain/loss recorded from the remeasurement of the long term intra-entity loan transaction to the Company’s wholly owned subsidiary as well as the foreign currency gain/ loss from the translation of the Company’s wholly owned subsidiary into US dollars in 2018.  These components are a result of the change in the subsidiary’s functional currency to Australian dollars effective August 1, 2018.  Comprehensive loss is the same as net loss for the years ended December 31, 2017 and 2016.

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

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments – Overall, amending several elements surrounding the recognition and measurement of financial instruments and requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Effective January 1, 2018, the Company adopted this ASU on a prospective basis. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The Company will adopt ASU 2016-02 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the guidance, the Company will carry forward the assessment of whether contracts contain or are leases, the classification of leases and remaining terms. Based on the Company's portfolio of leases at December 31, 2018, the Company expects to recognize a range of approximately $5.0 million to $7.0 million of lease assets and liabilities, primarily relating to office space leases, on the consolidated balance sheet upon adoption. The Company is substantially complete with its implementation efforts.

In August 2018, the FASB issued Accounting Standards Update (“ASU) No. 2018-13, Fair Value Measurement – Disclosure Framework, that modifies the disclosure requirements with respect to fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Effective January 1, 2018, the Company early adopted this ASU, which did not have a material impact on its consolidated financial statements and related disclosures.

3. Common Stock

The Company has reserved the following shares of common stock for future issuance:

	December 31,
	2016	2017	2018
Conversion of Series A convertible preferred stock	1,251,758	—	—
Conversion of Series B convertible preferred stock	2,982,962	—	—
Conversion of Series C convertible preferred stock	12,290,394	—	—
Conversion of Series D convertible preferred stock	9,891,866	—	—
Shares reserved under 2010 Equity Incentive Plan	4,781,264	5,817,844	5,013,153
Shares reserved under 2017 Equity Incentive Plan	—	1,682,596	4,032,390
Shares reserved under 2017 Employee Stock Purchase Plan	—	468,823	972,164
Common stock warrants	—	14,064	14,064
Total	31,198,244	7,983,327	10,031,771

4. Convertible Preferred Stock

Authorized capital stock includes 10,000,000 shares of preferred stock at December 31, 2017 and 2018.

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

5. Accrued Expenses and Prepaid Assets

Accrued expenses are as follows:

	December 31,
	2017	2018
Accrued research and development	$2,463,808	$3,481,570
Accrued payroll liabilities	251,491	269,046
Other	175,406	1,352,386
Total	$2,890,705	$5,103,002

Prepaid assets include $4.1 million and $23.1 million of prepaid research and development costs as of December 31, 2017 and 2018, respectively.

6. Long-term Debt

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

Borrowings under the term loan facility are secured by a first priority lien on all of the Company’s assets, excluding intellectual property owned by the Company and its interest in its license from Penn. The Company has agreed to a negative pledge on its intellectual property. The term loan facility contains customary events of default and affirmative and negative covenants, including restrictions on the Company’s ability to pay dividends and incur additional debt, but does not contain any financial covenants.

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

The contractual maturities of the Company’s long-term debt obligations under the SVB term loan facility and the GDP promissory note due subsequent to December 31, 2018 are as follows:

2019	$1,666,667
2020	10,000,000
2021	8,333,333
2022	7,000,000
2023	—
$27,000,000

7. Fair Value Measurements

The fair value of the following financial instruments are based on level 2 inputs. As of December 31, 2017 and 2018, the fair value of the Company's promissory note was approximately $7.7 million and $7.4 million, respectively, based on discounted cash flows, market-based expectations for interest rates, credit risk and the contractual terms of the debt instrument. The term loan facility pays interest at a variable interest rate and accordingly the carrying amount approximates fair value. The common stock warrant liability’s carrying value is based on the value of the Company’s stock price and inputs used to value the Company’s stock options for share-based compensation expense, as discussed in Note 12, Equity Incentive Plans.

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

In addition, the Company is also party to a 2010 license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $100,000 until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1,650,000, based upon the achievement of development and regulatory approval milestones, and up to $2,500,000, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. In 2018 we made payments of $1,025,000, net of a credit for the annual license maintenance payment, for the achievement of milestones under these agreements. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

9. 401(k) Profit Sharing Plan and Trust

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2016, 2017 and 2018, the Company recorded $50,867, $123,264 and $322,459 respectively, for employer contributions made to the 401(k) Plan.

10. Refundable Research Development and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually.  The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the years ended December 31, 2017 and 2018, there was no current or deferred income tax expense or benefit due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December
	2016		2017		2018
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(9,222,377)	34.0%	$(17,852,133)	35.0%	$(26,775,461)	21.0%
State income taxes, net of federal benefit	(992,768)	3.5	(1,634,924)	3.3	(6,397,993)	5.0
Change in valuation allowances	12,923,538	(46.4)	11,176,291	(20.8)	38,156,506	(29.9)
Re-measurement of deferred taxes	—	—	15,659,916	(31.9)	—	—
Tax credits	(2,933,836)	10.8	(3,316,729)	7.7	(6,149,021)	4.8
Change in state apportionment, Kentucky tax reform and other	—	—	—	—	873,508	(0.7)
Permanent and other	225,443	(1.9)	(4,032,421)	6.7	292,461	(0.2)
Effective income tax provision	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2018
Deferred tax assets:
Accrual to cash adjustment	$345,623	$—
Intangible assets	23,543	19,616
Share-based compensation	1,826,372	2,914,583
Deferred interest expense	—	135,585
Contribution carryforwards	24,465	36,759
Net operating loss carryforwards	30,699,411	64,296,165
Research and development credits	3,357,291	7,269,624
Orphan drug credits	4,928,666	7,165,354
Total deferred tax assets	41,205,371	81,837,686
Deferred tax liabilities:
Accrual to cash adjustment	—	(2,463,715)
Unrealized gain	—	(12,094)
Total deferred tax liabilities	—	(2,475,809)
Net deferred tax assets before allowance:	41,205,371	79,361,877
Less valuation allowance	(41,205,371)	(79,361,877)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company had approximately $118.8 million of both Federal and state net operating loss carryforwards.  At December 31, 2018, the Company had approximately $251.4 million and $254.6 million of Federal and state net operating loss carryforwards, respectively. The Company also had $14.4 million of federal research and development tax credit carryforwards as of December 31, 2018. The net operating loss and research and development tax credit carryforwards begin to expire in 2024.

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

The deferred tax asset includes approximately $64.3 million of NOLs and $14.4 million of research & development tax credit carryforwards. Of the $64.3 million of NOLs, approximately $10.7 million is limited under Section 382.  Of the $14.4 million in tax credit carryforwards, approximately $1.9 million is limited under Section 383.  Subsequent ownership changes may further affect the limitation in future years.

The Company’s estimate of the realizability of the deferred tax asset is dependent on its estimate of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative. Based on its analysis, the Company recorded a valuation allowance for deferred tax assets, net of deferred tax liabilities, as of December 31, 2017 and 2018.

Tax Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax.  The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (the “Transition Tax”). The Company has a net cumulative deficit in earnings and profits from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. The company re-measured certain net deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The total impact to the gross deferred tax asset balance (before valuation allowance) upon enactment of the Tax Act is $15.7 million. As there is a valuation allowance recorded for all deferred tax assets as of December 31, 2017, there was no impact to the net deferred tax assets balance. The Company has completed its assessment of the U.S. Tax Reform Act and has determined no additional impacts during 2018.

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

There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties at December 31, 2018, or 2017

The Company files income tax returns in the U.S. federal jurisdiction, and applicable state jurisdictions and in Australia’s federal jurisdiction.  The Company’s earliest tax years open and subject to examination by taxing authorities are 2015, for the U.S. federal jurisdiction, and 2014, for U.S. states’ and Australia’s federal jurisdiction. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

11. Commitments and Contingencies

The Company leases office space in Crestwood, Kentucky under the terms of an operating lease, as amended. The lease expires in July 2023. In April 2017, the Company entered into a lease for office space in Waltham, Massachusetts (the “Waltham Lease”). The Waltham Lease has a term of 60 months and includes leasing 6,126 square feet of office space. The Waltham Lease provides for initial monthly lease payments of $17,612 per month. The base rent payable over the lease period is $1,117,995. In July 2018, this lease was amended for payments starting January 2019.  The Waltham lease as amended has a term of 78 months and includes leasing approximately 22,600 square feet of office space.  The lease provides for initial monthly payments of $44,375 per month.  The base rent payable over the lease period is $5,352,094. Lease expense for the years ended December 31, 2016, 2017, and 2018 was $117,222, $351,468 and $636,835, respectively.

The Company leases certain medical equipment for use in clinical trials under the terms of an operating lease effective May 2018, whereby each piece of equipment will be rented for a minimum of 24 months upon installation at clinical sites.  The agreement can be extended upon request. Lease expense for the year December 31, 2018 was $161,925.

At December 31, 2018, the Company’s future minimum payments required under our leases are as follows:

2019	$1,251,720
2020	1,292,025
2021	975,750
2022	998,350
2023 and thereafter	2,341,219
$6,859,064

The Company contracts to conduct research and development activities with remaining contract costs of approximately $1.9 million at December 31, 2018 that will be incurred in future periods. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -	Weighted -
		Average	Average	Average
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Life	Intrinsic
	Shares	Per Share	Per Option	(in years)	Value
Outstanding, December 31, 2016	3,831,237	2.84	1.75	7.20	243,000
Granted	2,940,444	6.94	3.61	—	—
Exercised	(46,881)	3.51	2.25	—	852,818
Forfeited	(369,219)	2.56	1.22	—	—
Outstanding, December 31, 2017	6,355,581	4.78	2.66	7.64	107,534,863
Granted	2,060,685	15.86	13.13	—	—
Exercised	(468,263)	2.61	1.46	—	4,953,187
Forfeited	(450,269)	6.58	4.27	—	—
Outstanding, December 31, 2018	7,497,734	8.09	5.52	7.31	45,706,169
Options exercisable, December 31, 2018	4,068,602	4.64	2.59	5.89	35,186,023
Expected to vest, December 31, 2018	3,429,132	12.17	8.99	8.99	10,520,167

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the common stock as of December 31, 2018.  Estimated fair values of the common stock at the time of the grants between May 12, 2010 and the Company’s IPO in November 2017 were between $1.71 and $14.00.  Actual fair values of the Company’s stock from the time of the IPO through December 31, 2018 were between $13.99 and $26.73.

Total share-based compensation expense recognized was as follows:

	Year Ended December 31,
	2016	2017	2018
Research and development	$377,776	$2,678,956	$3,559,047
General and administrative	701,212	2,739,754	4,174,209
Total share-based compensation expense	$1,078,988	$5,418,710	$7,733,256

At December 31, 2016, 2017 and 2018, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was $2,910,870, $10,415,787 and $27,266,206, respectively, which the Company expects to recognize over an estimated weighted-average period of 2.85, 3.14, and 2.99 years, respectively.

The assumptions used in the Monte Carlo and Black-Scholes models to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2016	2017	2018
Risk-free interest rate	1.21 - 1.60%	1.21 - 2.30%	2.68 - 2.99%
Dividend yield	0%	0%	0%
Volatility	52.0 - 78.1%	51.6 - 55.8%	87.0 - 110.9%
Expected terms (years)	5.2 - 5.7	5.3 - 7.0	5.94 - 6.25

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

13. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share:

	Year Ended December 31,
	2016	2017	2018
Numerator:
Net loss	$(27,124,637)	$(51,006,094)	$(127,502,194)
Denominator:
Weighted-average number of common shares used in net loss per common share -- basic and diluted	8,428,366	13,870,949	54,396,483
Net loss per common share -- basic and diluted	$(3.22)	$(3.68)	$(2.34)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive:

	Year Ended December 31,
	2016	2017	2018
Convertible preferred stock	26,416,896	—	—
Common stock under option	3,831,237	6,355,581	7,497,734
Common stock warrants	—	14,064	14,064
Total	30,248,133	6,369,645	7,511,798

14. Related Party Transaction

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

15. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2017 and 2018 results of operations on a quarterly basis:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Operating Loss	$(9,052,493)	$(12,132,403)	$(11,589,319)	$(17,992,814)
Net Loss	(9,050,773)	(12,126,152)	(11,573,273)	(18,255,896)
Net Loss per common share, basic and diluted (1)	(1.07)	(1.44)	(1.37)	(0.61)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Operating Loss	$(21,438,145)	$(33,485,442)	$(35,804,581)	$(37,196,592)
Net Loss	(21,736,304)	(33,334,300)	(35,972,115)	(36,459,475)
Net Loss per common share, basic and diluted (1)	(0.43)	(0.61)	(0.64)	(0.65)

(1)

The sum of the four quarters of earnings per share for 2017 and 2018 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

16. Subsequent Events

In January 2019, the Company granted an aggregate of 70,320 options to purchase shares of common stock to members of the Board of Directors with an exercise price of $13.19.  In February 2019, the Company granted an aggregate of 1,451,600 options to purchase shares of common stock to employees with an exercise price ranging from $13.72 to $13.85.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2018, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2018 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be set forth in the sections titled “Certain Relationships and Related Party Transactions,” “Election of Directors,” and “Corporate Governance,” respectively, in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accountant fees and services will be set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm	95
Consolidated Financial Statements as of and for the years ended December 31, 2017 and 2018 and for each of the three years in the period ended December 31, 2018:
Consolidated Balance Sheets as of December 31, 2017 and 2018	97
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2017 and 2018	98
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2016 to December 31, 2018	99
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2017 and 2018	100
Notes to Consolidated Financial Statements	101

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewtih
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.8
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10†	Office Lease Agreement, dated as of October 21, 2010, by and between the Registrant and DHB Properties, LLC, as amended	S-1/A	333-220941	10/13/2017	10.1
10.11	Summary of Non-Employee Director Compensation Program	S-1/A	333-220941	10/30/2017	10.11
10.12	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.13	Offer Letter, dated as of March 7, 2017, by and between the Registrant and Steven Axon	S-1/A	333-220941	10/13/2017	10.14
10.14+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.15+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.16+	Warrant to purchase shares of common stock issued to Golda Darty Partners S.A.	S-1/A	333-220941	10/20/2017	10.17
10.17	Warrant to purchase shares of common stock issued to Silicon Valley Bank	S-1/A	333-220941	10/20/2017	10.18
10.18	Loan and Security Agreement, dated as of October 20, 2017, between the Registrant and Silicon Valley Bank	S-1/A	333-220941	10/20/2017	10.19
10.19	Fourth Addendum to Office Lease Agreement, dated as of July 2, 2018, by and between Registrant and Westwind Way Properties, LLC.	10-Q	001-38276	7/31/2018	10.1
10.20	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.21	Equity Distribution Agreement, dated December 28, 2018, by and between the Registrant and Citigroup Capital Markets, Inc.	S-3	333-299091	12/28/2018	1.2

21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1~~*~~	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2~~*~~	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1~~*~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2~~*~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

†Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

+Management contract or compensatory plan or arrangement.

Filed herewith.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: February 26, 2019	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)	February 26, 2019
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)	February 26, 2019
Timothy E. Sullivan

/s/ Nicole D. Perry	Vice President, Finance (Principal Accounting Officer)	February 26, 2019
Nicole D. Perry

/s/ Gerald Chan	Director	February 26, 2019
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 26, 2019
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 26, 2019
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 26, 2019
Stephanie M. O’Brien