Form 10-Q
period 2019-03-31
Apellis Pharmaceuticals, Inc.
filed 2019-05-07
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

C
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	APLS	Nasdaq Global Select Market

As of April 30, 2019, the registrant had 63,232,476 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$176,267,666	$288,246,706
Refundable research and development credit	1,473,591	1,755,639
Prepaid assets	24,333,851	20,509,948
Other current assets	364,113	15,570
Total current assets	202,439,221	310,527,863
Non-current Assets:
Right-of-use assets	—	6,621,807
Property and equipment, net	977,918	1,041,063
Other assets	116,420	162,345
Total assets	$203,533,559	$318,353,078
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,254,938	$11,916,152
Accrued expenses	5,103,002	7,342,601
Current portion of long-term debt	1,666,667	—
Current portion of right of use liabilities	—	1,127,720
Total current liabilities	17,024,607	20,386,473
Long-term liabilities:
Development derivative liability	—	60,736,000
Term loan facility	18,722,321	—
Promissory note	6,655,193	6,673,970
Right-of-use liabilities	—	5,566,811
Other liabilities	158,783	234,932
Total liabilities	42,560,904	93,598,186
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2018 and March 31, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2018 and March 31, 2019 and 56,279,307 shares issued and outstanding at December 31, 2018 and 63,218,476 shares issued and outstanding at March 31, 2019	5,628	6,322
Additional paid in capital	437,855,681	552,209,429
Accumulated other comprehensive loss	(122,807)	(120,645)
Accumulated deficit	(276,765,847)	(327,340,214)
Total stockholders' equity	160,972,655	224,754,892
Total liabilities and stockholders' equity	$203,533,559	$318,353,078

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2018	2019
Operating expenses:
Research and development	$17,402,890	$40,479,899
General and administrative	4,035,255	8,170,671
Operating loss	(21,438,145)	(48,650,570)
Loss on extinguishment of debt	—	(1,208,132)
Loss from remeasurement of development derivative liability	—	(736,000)
Interest expense	(667,087)	(593,505)
Interest income	400,401	867,017
Other expense, net	(31,473)	(253,177)
Net loss	(21,736,304)	(50,574,367)
Other comprehensive gain:
Foreign currency gain	—	2,162
Total other comprehensive gain	—	2,162
Comprehensive loss, net of tax	$(21,736,304)	$(50,572,205)
Net loss per common share, basic and diluted	$(0.43)	$(0.87)
Weighted-average number of common shares used in net loss per common share, basic and diluted	50,353,812	57,897,390

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares		Capital	Loss	Deficit	Equity
Balance at January 1, 2018	50,334,152	$5,033	$298,201,480	$—	$(149,263,653)	$148,942,860
Issuance of common stock upon exercise of stock options	94,868	9	225,352	—	—	225,361
Share-based compensation expense	—	—	1,610,188	—	—	1,610,188
Net loss	—	—	—	—	(21,736,304)	(21,736,304)
Balance at March 31, 2018	50,429,020	$5,042	$300,037,020	$—	$(170,999,957)	$129,042,105

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares		Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279,307	$5,628	$437,855,681	$(122,807)	$(276,765,847)	$160,972,655
Issuance of common stock in follow-on offering, net of offering costs	6,900,000	690	109,603,159	—	—	109,603,849
Issuance of common stock upon exercise of stock options	39,169	4	192,001	—	—	192,005
Share-based compensation expense	—	—	4,558,588	—	—	4,558,588
Net loss	—	—	—	—	(50,574,367)	(50,574,367)
Foreign currency gain	—	—	—	2,162	—	2,162
Balance at March 31, 2019	63,218,476	$6,322	$552,209,429	$(120,645)	$(327,340,214)	$224,754,892

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2018	2019
Operating Activities
Net loss	$(21,736,304)	$(50,574,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,610,188	4,558,588
Loss on early extinguishment of debt	—	1,208,132
Loss from remeasurement of development derivative liability	—	736,000
Amortization of right-of-use assets	—	72,725
Depreciation expense	—	40,503
Accretion of discounts for promissory note	17,073	18,777
Accretion of discounts for term loan facility	208,624	104,172
Changes in operating assets and liabilities:
Refundable research and development credit	(531,204)	(275,218)
Prepaid assets	(3,062,009)	3,824,196
Other current assets	(188,226)	24,854
Other assets	—	(45,925)
Accounts payable	921,805	1,906,521
Accrued expenses	(180,904)	2,764,408
Other liabilities	5,708	76,150
Net cash used in operating activities	(22,935,249)	(35,560,484)
Investing Activities
Purchase of property and equipment	—	(875,111)
Net cash used in investing activities	—	(875,111)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	110,262,000
Deferred issuance costs	(2,664)	(334,462)
Proceeds from development derivative liability	—	60,000,000
Proceeds from exercise of stock options	225,361	192,005
Repayment of term loan facility	—	(21,701,292)
Net cash provided by financing activities	222,697	148,418,251
Effect of exchange rate changes on cash and cash equivalents	—	(3,616)
Net (decrease) increase in cash and cash equivalents	(22,712,552)	111,979,040
Cash and cash equivalents at beginning of period	175,643,529	176,267,666
Cash and cash equivalents at end of period	$152,930,977	$288,246,706
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$551,750	$588,473

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 AND 2019

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

Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement with SFJ Pharmaceuticals Group (“SFJ”) under which SFJ agreed to provide funding to the Company to support the development of APL-2 for the treatment of patients with paroxysmal nocturnal hemoglobinuria (“PNH”) (“SFJ Agreement”).  Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for APL-2 in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. The Company expects that those milestones will occur during 2019. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of the Company’s development costs (the “Additional SFJ Funding”).

Follow-on Public Offering

On March 11, 2019, the Company issued and sold 6,900,000 shares of its common stock at a price per share of $17.00 in a follow-on public offering (“2019 follow-on offering”).  The Company received net proceeds of $109.6 million after deducting underwriting discounts and commissions of $7.0 million and offering costs of $0.7 million.

On April 23, 2018, the Company issued and sold 5,500,000 shares of its common stock at a price per share of $25.50 in a follow-on public offering (“2018 follow-on offering”).  The Company received net proceeds of $131.2 million after deducting underwriting discounts and commissions of $8.4 million and offering costs of $0.5 million.

     Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 7, 2019, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents as of March 31, 2019 of $288.2 million will be sufficient to fund its operations for at least the next twelve months from the issuance of the unaudited interim consolidated financial statements. The future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability. Management’s plans in order to meet its short-term and longer-term operating cash flow requirements include obtaining additional funding.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd, Apellis Ireland Ltd and Apellis Switzerland GmbH. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019.

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

The Company’s financial instruments, in addition to those presented in Note 5, Long-Term Debt, and Note 6, Fair Value Measurement, include cash and cash equivalents, the Australian research and development credit, accounts payable and accrued liabilities.  Management believes that the carrying amounts of cash and cash equivalents, the Australian research and development credit, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Foreign Currency

Due to the growing volume of research contracts and intercompany loans that are now being exclusively denominated in local currency, effective August 1, 2018, the functional currency of the Company’s Australian subsidiary was changed from the U.S. dollar to the Australian dollar.   The impact of the change in functional currency was not material to the audited consolidated financial statements for the year ended December 31, 2018.

As a result of the change in functional currency, the financial position and results of operations of the Company's Australian subsidiary are measured using the foreign subsidiary's local currency. Revenues and expenses of the Australian subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period from January 1, through March 31, 2019. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

3. Accrued Expenses

Accrued expenses are as follows:

	December 31,	March 31,
	2018	2019
Accrued research and development	$3,481,570	$4,702,232
Accrued payroll liabilities	269,046	1,777,244
Other	1,352,386	863,125
Total	$5,103,002	$7,342,601

4. Development Derivative Liability

On February 28, 2019, the Company entered into the SFJ Agreement under which SFJ agreed to provide funding to the Company to support the development of APL-2 for the treatment of patients with PNH.  Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for APL-2 in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. The Company expects that those milestones will occur during 2019. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of the Company’s development costs (the “Additional SFJ Funding”).

Following regulatory approval by the FDA or the European Medicines Agency (“EMA”) for the use of APL-2 as a treatment for PNH the Company will be obligated to pay SFJ an initial payment of $2.5 million (or a total of $5 million if regulatory approval is granted by the FDA and the EMA) and then an additional $192.5 million in the aggregate (or $385 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding). Additionally, the Company granted a security interest in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ Agreement is presented as a derivative liability on the balance sheet as of March 31, 2019. The liability was initially recorded at the value of the aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at the end of the fiscal quarter as a level 3 derivative, with the change in fair value of $736,000 recorded in loss from remeasurement of development derivative liability on the income statement.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranche of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.00%), and (iv) the Company’s cost of borrowing (16.16%).

SFJ’s implied cost of borrowing was 8.00% and the Company’s implied cost of borrowing was 16.16.% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

5. Long-term Debt

Term Loan Facility

On October 20, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) to provide for a $20.0 million term loan facility (the “term loan facility”). Borrowings under the term loan facility accrued interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%. Under the agreement, the Company was required to make monthly interest-only payments through November 1, 2019 and was required to make 24 equal monthly payments of principal, plus accrued interest, from November 1, 2019 through October 1, 2021, when all unpaid principal and interest became due and payable.

On March 26, 2019, the Company voluntarily repaid all outstanding amounts due and owed, including applicable termination fees, under the term loan facility.  The final payment of $21,802,403 totaled per diem interest of $101,111 and $21,701,292 for the outstanding balance of the term loan which included (i) a final payment equal to 8% of the original principal amount of the term loan of $1,600,000, and (ii) a prepayment fee contractually owed of $100,000 plus other fees of $1,292 which resulted in a total loss on extinguishment of debt of $1,208,132.

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

Related Party Promissory Note

On October 19, 2017, the Company issued and sold an unsecured promissory note in the principal amount of $7.0 million to Golda Darty Partners S.A. (“GDP”), an affiliate of one of the Company’s stockholders. The promissory note accrues interest at a rate per annum of 8.0%, and is due and payable quarterly in arrears on the 19th day of each April, July, October and January. The promissory note has a maturity date of October 19, 2022 when the $7,000,000 is due and payable in its entirety. The promissory note is contractually subordinated to the Company’s obligations to SFJ under the SFJ Agreement.

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

6. Leases

On January 1, 2019, The Company adopted ASU 2016-02 Leases (Topic 842) using a modified retrospective method.  The Company recognized $5.5 million of lease assets and liabilities.  There was no impact to retained earnings upon adoption of Topic 842.  The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee.  Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company enters into lease agreements with terms generally ranging from 2-7 years. Some of the Company’s lease agreements include Company options to extend the lease on a month to month basis or for set periods for up to 5 years. Many leases also include options to terminate the leases within 1 year or per other contractual terms. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.

As of March 31, 2019, all leases were classified as operating lease assets and liabilities.  Operating lease assets were $6.6 million and operating lease liabilities were $6.7 million at March 31, 2019.  At March 31, 2019, the weighted average remaining lease term of operating leases was 5.29 years and the weighted average discount rate used to measure the outstanding operating lease liabilities leases was 8.54%.

For the three months ended March 31, 2019, the total lease cost for operating lease expense was: $403,542.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 is as follows:

Operating cash flows from operating leases	$330,816
Right of use assets obtained in exchange for lease obligations	$6,940,332

The maturity of the Company’s operating lease liabilities as of March 31, 2019 are as follows:

2019	$1,154,778
2020	1,691,742
2021	1,320,200
2022	1,353,133
2023 and thereafter	2,829,649
Total future minimum lease payments	8,349,502
Less imputed interest	(1,654,971)
Total operating lease liabilities	$6,694,531

Comparative disclosures under ASC 840:

Rental expense under operating leases totaled $136,215 for the three months ended March 31, 2018.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, Future minimum rental payments for lease obligations with initial terms in excess of one year as of December 31, 2018 were as follows:

2019	$1,251,720
2020	1,292,025
2021	975,750
2022	998,350
2023 and thereafter	2,341,219
$6,859,064

7. Fair Value Measurements

The fair value of the following financial instruments are based on level 2 inputs. As of December 31, 2018 and March 31, 2019, the fair value of the Company's promissory note was approximately $7.4 million, based on discounted cash flows, market-based expectations for interest rates, credit risk and the contractual terms of the debt instrument. The term loan facility paid interest at a variable interest rate and accordingly the carrying amount approximated fair value at December 31, 2018.

The fair value of the SFJ Agreement is presented as a derivative liability based on level 3 inputs.  The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranche of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.00%), and (iv) the Company’s cost of borrowing (16.16%).

SFJ’s implied cost of borrowing was 8.00% and the Company’s implied cost of borrowing was 16.16% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

8. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended March 31, 2019 and 2018, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.  Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of March 31, 2019.

9. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties.  The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of March 31, 2019, the Company would be required to pay certain termination costs and other fees of approximately $1,768,400 that would be incurred in future periods.

The Company also has certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 4.

10. Net Loss per Share

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

	For the Three Months Ended March 31,
	2018	2019
Common stock options	7,418,316	9,191,033
Common stock warrants	14,064	14,064
Total	7,432,380	9,205,097

11. Related Party Transaction

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019, which we refer to as the 2018 Annual Report on Form 10-K.

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

We have the most advanced clinical program targeting C3with Phase 3 clinical trials of our lead product candidate, APL-2, in multiple indications.  We believe that APL-2 has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for four distinct medical conditions — geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and warm antibody autoimmune hemolytic anemia, or w/AIHA. In additional to trials for these indications, we have also initiated clinical trials of APL-2 in patients with glomerular diseases with complement involvement.

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

In our clinical trials of APL-2 for the treatment of PNH, we are currently using an off-the-shelf, FDA-cleared device that enables patients to self-administer APL-2 through subcutaneous infusion. In addition, we are developing, with a third-party manufacturer, a custom, on-body drug delivery system that is expected to further improve the ease of self-administration of APL-2.  Initial clinical testing in a Phase 1 trial with healthy volunteers indicates that the pharmacokinetic (PK) profile of APL-2 administered subcutaneously at 2x weekly at a dose of 1,080 mg, both with the 510(k) approved device used in the PEGASUS Phase 3 trial and with the custom delivery system is comparable to that of APL-2 administered once daily at a dose between 270 mg and 360 mg.

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

On February 28, 2019, we entered into a development funding agreement, which we refer to as the SFJ agreement, with SFJ Pharmaceuticals Group or SFJ, under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH.  Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement, and agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for APL-2 in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations. We expect that those milestones will occur during 2019. In addition, upon the mutual agreement of us and SFJ, at any time after the earlier of the date that we have reviewed the primary endpoint data from our PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of our development costs which we refer to as the Additional SFJ Funding.

On March 11, 2019, we issued and sold 6,900,000 shares of our common stock in a follow-on offering at a public offering price of $17.00 per share for net proceeds of $109.6 million, after deducting underwriting discounts and commissions of $7.0 million and estimated offering expenses of $0.7 million.

To date, we have financed our operations primarily through $391.5 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $60.0 million from the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to Golda Darty Partners, S.A., or GDP, an affiliate of one of our stockholders.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $50.6 million and $21.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $327.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including the Phase 3 clinical trials in GA and the ongoing and planned Phase 3 clinical trials in PNH; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of March 31, 2019, we had cash and cash equivalents of $288.2 million. We believe that our cash and cash equivalents as of March 31, 2019, which include the net proceeds of $109.6 million from our follow-on offering in March of 2019 and the $60.0 million in proceeds from the SFJ agreement, will be sufficient to fund our operating expenses and capital expenditures into the second quarter of 2020.

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

The following summarizes our most advanced research and development programs:

•

GA. We are developing APL-2 as monotherapy for GA, administered by intravitreal injections. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth at 12 months compared to sham. In October 2018, we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.   In March 2019, we restarted enrollment of our Phase 3 clinical program in GA and expect to have fully enrolled both trials in the GA program by the end of the first quarter of 2020, within the originally planned timeline for completion.

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in treatment-naïve patients, APL-2 treatment has been associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We initiated a Phase 3 clinical trial in patients with PNH in June 2018. This Phase 3 clinical trial, which we refer to as our Pegasus trial, is a 70 patient randomized head-to-head study comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab. We also plan to initiate a 48 patient Phase 3 clinical trial in treatment-naïve patients in the first half of 2019.We initiated a Phase 2 clinical trial of APL-2 in patients with autoimmune hemolytic anemia and  a Phase 2 clinical trial of APL-2 in patients with complement-dependent nephropathies in the first half of 2018.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2018 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•	Accrued research and development expenses, and
•	Share-based compensation

In addition, we identified the following policy as a new critical policy that reflects significant judgements or uncertainties, and potentially may result in materially different results under different assumptions and conditions.

Development Derivative Liability

On February 28, 2019, the Company entered into the SFJ Agreement under which SFJ agreed to provide funding to the Company to support the development of APL-2 for the treatment of patients with PNH.  Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for APL-2 in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. The Company expects that those milestones will occur during 2019. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of the Company’s development costs (the “Additional SFJ Funding”).

Following regulatory approval by the FDA or the European Medicines Agency (“EMA”) for the use of APL-2 as a treatment for PNH the Company will be obligated to pay SFJ an initial payment of $2.5 million (or a total of $5 million if regulatory approval is granted by the FDA and the EMA) and then an additional $192.5 million in the aggregate (or $385 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding). Additionally, the Company granted a security interest in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ Agreement is presented as a derivative liability on the balance sheet as of March 31, 2019. The liability was initially recorded at the value of the aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at the end of the fiscal quarter as a level 3 derivative, with the change in fair value of $736,000 recorded in loss from remeasurement of development derivative liability on the income statement.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranche of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.00%), and (iv) the Company’s cost of borrowing (16.16%).

SFJ’s implied cost of borrowing was 8.00% and the Company’s implied cost of borrowing was 16.16.% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended March 31,		Change	Change
	2018	2019	$	%
Operating expenses:
Research and development	$17,402,890	$40,479,899	$23,077,009	132.6%
General and administrative	4,035,255	8,170,671	4,135,416	102.5
Net operating loss	(21,438,145)	(48,650,570)	(27,212,425)	126.9
Loss on extinguishment of debt	—	(1,208,132)	(1,208,132)	100.0
Loss from remeasurement of development derivative liability	—	(736,000)	(736,000)	100.0
Interest expense	(667,087)	(593,505)	73,582	(11.0)
Interest income	400,401	867,017	466,616	116.5
Other expense, net	(31,473)	(253,177)	(221,704)	704.4
Net loss	$(21,736,304)	$(50,574,367)	$(28,838,063)	132.7

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended March 31,		Change	Change
	2018	2019	$	%
Clinical trial costs	$7,662,878	$17,405,194	$9,742,316	127.1%
Contract manufacturing	5,644,047	13,746,046	8,101,999	143.5
Compensation and related personnel costs	2,137,074	6,059,362	3,922,288	183.5
Pre-clinical study expenses	502,301	1,218,651	716,350	142.6
Device development expenses	465,017	346,566	(118,451)	(25.5)
Other research and development costs	991,573	1,704,080	712,507	71.9
Total research and development expenses	$17,402,890	$40,479,899	$23,077,009	132.6

Research and development expenses increased by $23.1 million to $40.5 million for the three months ended March 31, 2019 from $17.4 million for the three months ended March 31, 2018, an increase of 132.6%. The increase in research and development expenses was primarily attributable to an increase of $9.7 million in clinical trial costs, an increase of $8.1 million in manufacturing expenses, an increase of $3.9 million in employee related costs primarily due to the hiring of additional personnel, an increase of $0.7 million related to research and development supporting activities, and an increase of $0.7 million in pre-clinical study expenses, offset by a decrease of $0.1 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million to $8.1 million for the three months ended March 31, 2019, from $4.0 for the three months ended March 31, 2018, an increase of 102.5%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $2.8 million due to the hiring of additional personnel, an increase in professional and consulting fees of $0.9 million, an increase in general office costs of $0.3 million and an increase of $0.1 million in insurance costs.

     Loss on Extinguishment of Debt

On March 26, 2019, we repaid all outstanding amounts due and owed, including applicable termination fees, under our term loan facility with Silicon Valley Bank. The final payment included the outstanding balance of the term loan as well as (i) a prepayment fee contractually owed of $0.1 million and other fees of $1,292, (ii) a final payment equal to 8% of the original principal amount of the term loan, or $1.6 million, and (iii) per diem interest of $0.1 million, for a total payment of $21.8 million, which resulted in a loss on extinguishment of debt of $1.2 million.

     Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $736,000 for the three months ended March 31, 2019.  On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH.  The liability was initially recorded at the value of the aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at the end of the fiscal quarter as a level 3 derivative.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2019, a decrease of $0.1 million, compared to $0.7 million for the three months ended March 31, 2018. The interest expense was primarily attributable to interest expense incurred on our long-term debt.

Interest Income

Interest income was $0.9 million for the three months ended March 31, 2019, an increase of $.5 million, compared to $0.4 million for the three months ended March 31, 2018. The increase in interest income earned during the three months ended March 31,

2019 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offering in March 2019 and the initial payment to us under the SFJ agreement.

Other Expense, Net

Other expense, net during the three months ended March 31, 2019, increased $0.2 million compared to the three months ended March 31, 2018 due primarily to an increase in business-related taxes.

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

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in a follow-on offering at a public offering price of $25.50 per share. We received net proceeds of $131.3 million, after deducting underwriting discounts and commissions of $8.4 million and estimated offering expenses of $0.5 million.

On March 11, 2019, we issued and sold 6,900,000 shares of our common stock in a follow-on offering at a public offering price of $17.00. We received net proceeds of $109.6 million after deducting underwriting discounts and commissions of $7.0 million and offering costs of $0.7 million.

Prior to our IPO, we financed our operations primarily through $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to GDP.

Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement, under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement, and has agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for APL-2 in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations. We expect that those milestones will occur during 2019. In addition, upon the mutual agreement of us and SFJ, at any time after the earlier of the date that we have reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of our development costs.

Following regulatory approval by the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, for the use of APL-2 as a treatment for PNH we will be obligated to pay SFJ an initial payment of $2.5 million (or a total of $5.0 million if regulatory approval is granted by the FDA and the EMA) and then an additional $192.5 million in the aggregate (or $385.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding). Additionally, we granted a security interest in all of our assets, excluding intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

Indebtedness

On October 20, 2017, we entered into a loan and security agreement with Silicon Valley Bank providing for a $20.0 million term loan facility, which we refer to as the term loan facility.

Borrowings under the term loan facility accrued interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%. Under the agreement, we were required to make monthly interest-only payments through November 1, 2019 and were required to make 24 equal monthly payments of principal, plus accrued interest, from November 1, 2019 through October 1, 2021, when all unpaid principal and interest were to become due and payable.

On March 26, 2019, we repaid all outstanding amounts due and owed, including applicable termination fees, under the term loan facility. The final payment included the outstanding balance of the term loan as well as (i) a prepayment fee contractually owed of $0.1 million and other fees of $1,292, (ii) a final payment equal to 8% of the original principal amount of the term loan, or $1.6 million, and (iii) per diem interest of $0.1 million, for a total payment of $21.8 million, which resulted in a loss on extinguishment of debt  of $1.2 million.

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

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to GDP. The note accrues interest at a rate per annum of 8.0%, and is due and payable quarterly in arrears on the 19th day of each April, July, October and January beginning on January 19, 2018. The note has a maturity date of October 19, 2022. The promissory note is contractually subordinated to our obligations to SFJ under the SFJ agreement.

In connection with the issuance and sale of the $7.0 million promissory note, we issued to GDP a warrant to purchase 93,764 shares of our common stock at a price per share of $5.484, which was exercised in October 2017 prior to the IPO. The warrant was exercisable at any time but would have expired if unexercised by the closing date of our IPO. We recorded the fair value of the warrant in the aggregate amount of $430,160 as a discount to the promissory note. This amount is being accreted as additional interest expense over the term of the promissory note.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
	2018	2019

Net cash used in operating activities	$(22,935,249)	$(35,560,484)
Net cash used in investing activities	-	(875,111)
Net cash provided by financing activities	222,697	148,418,251
Effect of exchange rate changes on cash and cash equivalents		(3,616)
Net increase (decrease) in cash and cash equivalents	$(22,712,552)	$111,979,040

Net Cash Used in Operating Activities

Net cash used in operating activities was $35.6 million for the three months ended March 31, 2019 and consisted primarily of a net loss of $50.6 million adjusted for $6.8 million of non-cash items, including share-based compensation expense of $4.6 million, a loss on early extinguishment of debt of $1.2 million, and a loss from remeasurement of development derivative liability of $0.7 million, a net increase in accounts payable, accrued expenses and other liabilities of $4.7 million and a net decrease in operating assets of $3.5 million.  The net decrease in operating assets resulted primarily from a decrease in prepaid expenses of $3.8 million partially offset by an increase in refundable research and development credit of $0.3 million.

Net cash used in operating activities was $22.9 million for the three months ended March 31, 2018 and consisted primarily of a net loss of $21.7 million adjusted for non-cash items, including share-based compensation expense of $1.6 million, a net increase in accounts payable and accrued expenses of $0.7 million and a net increase in operating assets of $3.8 million.  The net increase in operating assets resulted from an increase in prepaid expenses of $3.1 million, an increase in other current assets of $0.2 million and an increase in refundable research and development credit of $0.5 million..

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was $0.9 million due to the purchase of fixed assets for our offices. There was no cash used in investing activities during the three months ended March 31, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $148.4 million during the three months ended March 31, 2019 and consisted primarily of proceeds from the issuance of common stock in our March follow-on offering of $110.3 million, the receipt of $60.0 million from the SFJ Agreement and $0.2 million upon the exercise of stock options, offset by $21.7 million for the repayment of our term loan facility and the payment of deferred issuance costs associated with our follow-on offering of $0.3 million. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2018 and consisted primarily of proceeds from stock option exercises.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our cash and cash equivalents as of March 31, 2019, which include the net proceeds of our March 2019 follow-on offering and the initial payment from the SFJ agreement, will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our cash and cash equivalents as of March 31, 2019 will be sufficient to enable us to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2018 Annual Report on Form 10-K. See Note 4 and 5 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments.

On February 28, 2019, we entered into the SFJ agreement. Under the agreement, following regulatory approval by the FDA or the EMA of the use of APL-2 as a treatment for PNH, we will be obligated to pay SFJ an initial payment of $2.5 million (or a total of $5.0 million if regulatory approval is granted by the FDA and the EMA) and then an additional $192.5 million in the aggregate (or $385.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding). The timing and likelihood of such payments are not currently known.

Other than the SFJ agreement, during the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments as of December 31, 2018 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2019 we had cash and cash equivalents of $288.2 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $50.6 million for the three months ended March 31, 2019 and $127.5 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $327.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, private placements of our preferred stock, our development funding agreement with SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note to GDP. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2019 and the years ended December 31, 2016, 2017 and 2018, we used net cash of $35.2 million, $26.0 million, $46.6 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of March 31, 2019, our cash and cash equivalents were $288.2 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of March 31, 2019, will not be sufficient to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of March 31, 2019, which include the net proceeds from our March 2019 follow-on offering and the initial payment from the SFJ agreement, will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2020. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

The report of Ernst & Young, LLP on our financial statements as of and for the fiscal year ended December 31, 2018 included an explanatory paragraph that there was substantial doubt about our ability to continue as a going concern. See Note 1 to the consolidated financial statements included in our 2018 Annual Report on Form 10-K for additional information. Given our planned expenditures, our independent registered public accounting firm may conclude, in connection with the audit of our financial statements for the year ended December 31, 2019 or any other subsequent period, that there is substantial doubt regarding our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm may materially and adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

For example, in connection with our development funding agreement with SFJ, we agreed that following regulatory approval by the FDA or EMA for the use of APL-2 as a treatment for PNH we will pay to SFJ an initial payment of $2.5 million (or a total of $5 million if regulatory approval is granted by the FDA and the EMA) and then an additional $192.5 million in the aggregate (or $385 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding). Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

If we receive regulatory approval for the use of APL-2 as a treatment for PNH or if our agreement with SFJ is terminated prior to receiving such approval in specified circumstances, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the development funding agreement, SFJ could exercise its remedies as a holder of a first priority security interest in our assets and our business could be materially harmed.

If we receive regulatory approval for the use of APL-2 as a treatment for PNH, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. In addition, if the agreement is terminated prior to obtaining regulatory approval for the treatment of PNH, under specified circumstances, we also will be required to make substantial payments to SFJ. Our ability to make these required payments depends on our future performance, which is subject to economic, financial,

competitive and other factors beyond our control. Our business may generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ. We have granted SFJ a first priority security interest in all of our assets other than our intellectual property and the license agreements to which we are a party. If we are unable to meet our payment obligations to SFJ, SFJ may exercise its remedies as a holder of a first priority security interest, which would result in a loss of our assets and our business would be materially harmed.

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
•

our ability to identify success criteria and endpoints for our clinical trials and otherwise design our clinical trials such that the FDA, EMA, and other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop;

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD.  A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in all eight patients has completely resolved. We have reviewed these events with the data safety monitoring board for the ophthalmology program, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the likely source of inflammation resided in an impurity in the active pharmaceutical ingredient that was introduced by the scale-up of the manufacturing process to produce commercial lot sizes. We modified our manufacturing process in order to eliminate the impurity and have manufactured sufficient supply of APL-2 utilizing the modified manufacturing process to conduct the Phase 3 GA program. In March 2019, we announced that, with the agreement of the independent safety monitoring committee for our Phase 3 clinical program for APL-2 in patients with GA, we restarted enrollment of our Phase 3 clinical program in GA and expect to have fully enrolled both trials in the GA program by the end of the first quarter of 2020, within the originally planned timeline for completion.

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

•

we, or any future collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody being developed by Novartis AG that is in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Ophthotech Corporation that is in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Allergan PLC, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies and Stealth BioTherapeutics Corp..

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

We may seek to enter into collaborations for the development and commercialization of certain of our product candidates. Other than our development funding agreement with SFJ, we have not entered into any collaborations to date. If we enter into such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market  price of our common stock. As of March 31, 2019, we had 63,218,476 shares of common stock outstanding.  All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

We have registered all shares of common stock that we may issue under our equity compensation plans. As of March 31, 2019, we had options to purchase an aggregate of 9,191,033 shares of our common stock outstanding, of which options to purchase 4,493,865 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,178,984 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of our development funding agreement with SFJ preclude us from paying dividends, and any future debt or credit agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 31, 2019, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 30.44% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 19.0% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

As of March 31, 2019, we have used approximately all of the net proceeds from the IPO to fund clinical trials of APL-2, as well as for working capital and general corporate purposes. We have not used any of the net proceeds from the IPO to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10% or more of our common stock, or to any affiliate of ours. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus dated November 9, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*†	Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P

10.2*	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.

10.3*	Offer Letter, dated as of April 13, 2018, by and between the Registrant and Lukas Scheibler.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Certain portions of this exhibit are subject to confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: May 7, 2019	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: May 7, 2019	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)