Form 10-Q
period 2019-06-30
Apellis Pharmaceuticals, Inc.
filed 2019-07-31
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 24, 2019, the registrant had 63,695,517 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2019
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$176,267,666	$289,128,569
Refundable research and development credit	1,473,591	1,950,938
Prepaid assets	24,333,851	13,977,215
Other current assets	364,113	3,355,995
Total current assets	202,439,221	308,412,717
Non-current Assets:
Right-of-use assets	—	6,644,312
Property and equipment, net	977,918	1,439,108
Other assets	116,420	207,873
Total assets	$203,533,559	$316,704,010
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,254,938	$13,811,730
Accrued expenses	5,103,002	20,229,694
Current portion of long-term debt	1,666,667	—
Current portion of right of use liabilities	—	1,549,649
Total current liabilities	17,024,607	35,591,073
Long-term liabilities:
Development derivative liability	—	109,840,000
Term loan facility	18,722,321	—
Promissory note	6,655,193	6,693,408
Right-of-use liabilities	—	5,243,491
Other liabilities	158,783	250,000
Total liabilities	42,560,904	157,617,972
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2018 and June 30, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2018 and June 30, 2019 and 56,279,307 shares issued and outstanding at December 31, 2018 and 63,672,430 shares issued and outstanding at June 30, 2019	5,628	6,367
Additional paid in capital	437,855,681	557,632,026
Accumulated other comprehensive loss	(122,807)	(121,977)
Accumulated deficit	(276,765,847)	(398,430,378)
Total stockholders' equity	160,972,655	159,086,038
Total liabilities and stockholders' equity	$203,533,559	$316,704,010

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Operating expenses:
Research and development	$27,537,619	$50,698,427	$44,940,509	$91,178,326
General and administrative	5,947,823	12,778,011	9,983,079	20,948,682
Operating loss	(33,485,442)	(63,476,438)	(54,923,588)	(112,127,008)
Loss on extinguishment of debt	—	—	—	(1,208,132)
Loss from remeasurement of development derivative liability	—	(9,104,000)	—	(9,840,000)
Interest expense	(603,656)	(159,497)	(1,270,743)	(753,002)
Interest income	787,665	1,421,485	1,188,066	2,288,503
Other (expense)/income, net	(32,869)	228,286	(64,341)	(24,892)
Net loss	(33,334,302)	(71,090,164)	(55,070,606)	(121,664,531)
Other comprehensive gain:
Foreign currency gain/ (loss)	—	(1,332)	—	830
Total other comprehensive gain/ (loss)	—	(1,332)	—	830
Comprehensive loss, net of tax	$(33,334,302)	$(71,091,496)	$(55,070,606)	$(121,663,701)
Net loss per common share, basic and diluted	$(0.61)	$(1.12)	$(1.05)	$(2.01)
Weighted-average number of common shares used in net loss per common share, basic and diluted	54,691,833	63,263,901	52,534,806	60,580,646

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2018	50,334,152	$5,033	$298,201,480	$—	$(149,263,653)	$148,942,860
Issuance of common stock upon exercise of stock options	94,868	9	225,352	—	—	225,361
Share-based compensation expense	—	—	1,610,188	—	—	1,610,188
Net loss	—	—	—	—	(21,736,304)	(21,736,304)
Balance at March 31, 2018	50,429,020	5,042	300,037,020	—	(170,999,957)	129,042,105
Issuance of common stock in follow-on offering, net of offering costs	5,500,000	550	131,324,477	—	—	131,325,027
Issuance of common stock upon exercise of stock options	225,418	23	275,726	—	—	275,749
Share-based compensation expense	—	—	2,243,527	—	—	2,243,527
Net loss	—	—	—	—	(33,334,302)	(33,334,302)
Balance at June 30, 2018	56,154,438	$5,615	$433,880,750	$—	$(204,334,259)	$229,552,106

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279,307	$5,628	$437,855,681	$(122,807)	$(276,765,847)	$160,972,655
Issuance of common stock in follow-on offering, net of offering costs	6,900,000	690	109,603,159	—	—	109,603,849
Issuance of common stock upon exercise of stock options	39,169	4	192,001	—	—	192,005
Share-based compensation expense	—	—	4,558,588	—	—	4,558,588
Net loss	—	—	—	—	(50,574,367)	(50,574,367)
Foreign currency gain	—	—	—	2,162	—	2,162
Balance at March 31, 2019	63,218,476	6,322	552,209,429	(120,645)	(327,340,214)	224,754,892
Deferred issuance costs	—	—	(22,741)	—	—	(22,741)
Issuance of common stock upon exercise of stock options	453,954	45	1,262,117	—	—	1,262,162
Share-based compensation expense	—	—	4,183,221	—	—	4,183,221
Net loss	—	—	—	—	(71,090,164)	(71,090,164)
Foreign currency gain	—	—	—	(1,332)	—	(1,332)
Balance at June 30, 2019	63,672,430	$6,367	$557,632,026	$(121,977)	$(398,430,378)	$159,086,038

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2018	2019
Operating Activities
Net loss	$(55,070,606)	$(121,664,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,853,715	8,741,809
Loss on early extinguishment of debt	—	1,208,132
Loss from remeasurement of development derivative liability	—	9,840,000
Amortization of right-of-use assets	—	148,828
Depreciation expense	—	87,421
Accretion of discounts for promissory note	34,748	38,215
Accretion of discounts for term loan facility	336,273	104,172
Changes in operating assets and liabilities:
Refundable research and development credit	(699,635)	(487,240)
Prepaid assets	(5,797,694)	10,356,500
Other current assets	7,128	(3,040,061)
Other assets	—	(91,066)
Accounts payable	1,469,764	3,800,907
Accrued expenses	2,230,473	15,399,575
Other liabilities	5,708	91,217
Net cash used in operating activities	(53,630,126)	(75,466,122)
Investing Activities
Purchase of property and equipment	—	(1,067,489)
Net cash used in investing activities	—	(1,067,489)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	131,325,027	110,239,260
Deferred issuance costs	—	(609,971)
Proceeds from development derivative liability	—	100,000,000
Proceeds from exercise of stock options	501,110	1,454,167
Repayment of term loan facility	—	(21,701,292)
Net cash provided by financing activities	131,826,137	189,382,164
Effect of exchange rate changes on cash and cash equivalents	—	12,350
Net (decrease) increase in cash and cash equivalents	78,196,011	112,860,903
Cash and cash equivalents at beginning of period	175,643,529	176,267,666
Cash and cash equivalents at end of period	$253,839,540	$289,128,569
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$1,008,278	$728,473

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 AND 2019

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

On June 7, 2019, the Company and SFJ amended the development funding agreement (the “SFJ Agreement”).  Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of APL-2 for the treatment of patients with PNH. This additional $20.0 million payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ Amendment.

The Company expects that the remaining development milestones under the SFJ Agreement will be achieved and the balance of the $60.0 million will be paid during 2019.

Follow-on Public Offerings

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

     Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2019, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents as of June 30, 2019 of $289.1 million will be sufficient to fund its operations for at least the next twelve months from the issuance of the unaudited interim consolidated financial statements. The future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd, Apellis Ireland Ltd and Apellis Switzerland GmbH. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

The Company’s financial instruments, in addition to those presented in Note 5, Long-Term Debt, and Note 7, Fair Value Measurements, include cash and cash equivalents, the Australian research and development credit, accounts payable and accrued liabilities.  Management believes that the carrying amounts of cash and cash equivalents, the Australian research and development credit, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

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

As a result of the change in functional currency, the financial position and results of operations of the Company's Australian subsidiary are measured using the foreign subsidiary's local currency. Revenues and expenses of the Australian subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period from January 1, through June 30, 2019. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

3. Accrued Expenses

Accrued expenses are as follows:

	December 31,	June 30,
	2018	2019
Accrued research and development	$3,481,570	$13,147,445
Accrued payroll liabilities	269,046	6,126,120
Other	1,352,386	956,129
Total	$5,103,002	$20,229,694

4. Development Derivative Liability

On February 28, 2019, the Company entered into the SFJ Agreement under which SFJ agreed to provide funding to the Company to support the development of APL-2 for the treatment of patients with PNH.  Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for APL-2 in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of the Company’s development costs.

On June 7, 2019, the Company and SFJ amended the development funding agreement (the “SFJ Agreement”).  Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of APL-2 for the treatment of patients with PNH. This additional $20.0 million payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ Amendment.

The Company expects that the remaining development milestones under the SFJ Agreement will be achieved and the balance of the $60 million will be paid during 2019.

Under the SFJ agreement following regulatory approval by the FDA or EMA for the use of APL-2 as a treatment for PNH the Company will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20 million funding payment made under the SFJ Amendment). Additionally, the Company granted a security interest in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ Agreement is presented as a derivative liability on the balance sheet as of June 30, 2019. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at March 31, 2019 as a level 3 derivative, with the change in fair value of $736,000 recorded for the three months ended March 31, 2019 in loss from remeasurement of development derivative liability on the income statement. The Company received an additional $40.0 million in June 2019 and the derivative liability under the SFJ Agreement (as amended) was subsequently remeasured at June 30, 2019 as a level 3 derivative, with the change in fair value of $9,104,000 recorded for the three months ended June 30, 2019 in loss from remeasurement of development derivative liability on the income statement.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.00%), and (iv) the Company’s cost of borrowing (15.82%).

SFJ’s implied cost of borrowing was 8.00% and the Company’s implied cost of borrowing was 15.82% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

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

As of June 30, 2019, all leases were classified as operating lease assets and liabilities.  Operating lease assets were $6.6 million and operating lease liabilities were $6.8 million at June 30, 2019.  At June 30, 2019, the weighted average remaining lease term of operating leases was 4.93 years and the weighted average discount rate used to measure the outstanding operating lease liabilities leases was 8.50%.

For the three and six months ended June 30, 2019, the total lease cost for operating lease expense was: $482,834 and $886,376, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30, 2019 is as follows:

Operating cash flows from operating leases	$713,338
Right of use assets obtained in exchange for lease obligations	$7,286,707

The maturity of the Company’s operating lease liabilities as of June 30, 2019 are as follows:

2019	$952,604
2020	1,874,641
2021	1,322,750
2022	1,353,133
2023 and thereafter	2,829,649
Total future minimum lease payments	8,332,777
Less imputed interest	(1,539,637)
Total operating lease liabilities	$6,793,140

Comparative disclosures under ASC 840:

Rental expense under operating leases totaled $142,117 and $278,332 for the three and six months ended June 30, 2018, respectively.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, future minimum rental payments for lease obligations with initial terms in excess of one year as of December 31, 2018 were as follows:

2019	$1,251,720
2020	1,292,025
2021	975,750
2022	998,350
2023 and thereafter	2,341,219
$6,859,064

7. Fair Value Measurements

The fair value of the following financial instruments are based on level 2 inputs. As of December 31, 2018 and June  30, 2019, the fair value of the Company's promissory note was approximately $7.4 million, based on discounted cash flows, market-based expectations for interest rates, credit risk and the contractual terms of the debt instrument. The term loan facility paid interest at a variable interest rate and accordingly the carrying amount approximated fair value at December 31, 2018.

The fair value of the SFJ Agreement is presented as a derivative liability based on level 3 inputs.  The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranche[s] of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.00%), and (iv) the Company’s cost of borrowing (15.82%).

SFJ’s implied cost of borrowing was 8.00% and the Company’s implied cost of borrowing was 15.82% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

8. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended June 30, 2019 and 2018, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.  Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of June 30, 2019.

9. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties.  The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of June 30, 2019, the Company would be required to pay certain termination costs and other fees of approximately $1,626,000 that would be incurred in future periods.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Common stock options	7,293,336	9,094,586	7,293,336	9,094,586
Common stock warrants	14,064	14,064	14,064	14,064
Total	7,307,400	9,108,650	7,307,400	9,108,650

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

We have the most advanced clinical program targeting C3 with Phase 3 clinical trials of our lead product candidate, APL-2, in multiple indications.  We believe that APL-2 has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for four distinct medical conditions — geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and warm antibody autoimmune hemolytic anemia, or w/AIHA. In additional to trials for these indications, we have also initiated an exploratory clinical trial of APL-2 in patients with glomerular diseases with complement involvement.

We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating APL-2 in patients with GA in September 2018.  In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months. In June 2018, we also initiated a Phase 3 clinical trial evaluating APL-2 in patients with PNH who are anemic (defined as a hemoglobin level of less than 10.5 g/dL) while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris, and we completed enrollment in this trial in June 2019.  We plan to initiate a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab in the third quarter of 2019. In our ongoing Phase 1b trials in PNH, APL-2 has achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. In our ongoing Phase 2 clinical trials of APL-2 in patients with CAD and wAIHA, patients with CAD and with wAIHA have achieved reduced extravascular hemolysis, measured by increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced intravascular hemolysis, measured by reduced lactate dehydrogenase.  We plan to initiate a Phase 3 clinical trial of APL-2 in patients with CAD in the first half of 2020.  We are also conducting clinicals trials of APL-2 for glomerular diseases with complement involvement. We are also developing novel compounds targeting C3 and plan to conduct clinical trials of these compounds in additional complement-dependent diseases. We plan to develop APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus (AAV) vector administration for gene therapies. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use. We hold worldwide commercialization rights to APL-2, APL-9 and those other novel compounds targeting C3.

In our clinical trials of APL-2 for the treatment of PNH, we are currently using an off-the-shelf, FDA-cleared device that allows patients to self-administer APL-2 through subcutaneous infusion. In addition, we are developing, with a third-party manufacturer, a custom, on-body drug delivery system that is expected to further improve the ease of self-administration of APL-2.  Initial clinical testing in a Phase 1 trial with healthy volunteers indicates that the pharmacokinetic (PK) profile of APL-2 administered subcutaneously at 2x weekly at a dose of 1,080 mg, both with the 510(k) approved device used in the PEGASUS Phase 3 trial and with the custom delivery system, is comparable to that of APL-2 administered once daily at a dose between 270 mg and 360 mg.

Since our commencement of operations in May 2010, we have devoted substantially all of our resources to developing our proprietary technology, developing product candidates, undertaking preclinical studies and conducting clinical trials for APL-2, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, preparing for the commercial launch of our products, and providing general and administrative support for these operations.

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

On June 7, 2019, we amended the development funding agreement, which we refer to as the SFJ Amendment. Under the amendment, SFJ agreed to make an additional $20.0 million funding payment to us to support the development of APL-2 for the treatment of patients with PNH. This additional $20.0 million is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, we received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ Amendment. We expect that the remaining development milestones under the SFJ Agreement will be achieved and the balance of the $60.0 million will be paid during 2019.

On March 11, 2019, we issued and sold 6,900,000 shares of our common stock in a follow-on offering at a public offering price of $17.00 per share for net proceeds of $109.6 million, after deducting underwriting discounts and commissions of $7.0 million and estimated offering expenses of $0.7 million.

To date, we have financed our operations primarily through $391.5 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $100.0 million from the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to Golda Darty Partners, S.A., or GDP.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $121.7 million and $55.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $398.4 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including the Phase 3 clinical trials in GA and the ongoing and planned Phase 3 clinical trials in PNH; initiate and continue research and preclinical and clinical development efforts for any future product candidates, such as APL-9; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of June 30, 2019, we had cash and cash equivalents of $289.1 million. We believe that our cash and cash equivalents as of June 30, 2019, will be sufficient to fund our operating expenses and capital expenditures into the third quarter of 2020.

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

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in treatment-naïve patients, APL-2 treatment has been associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We initiated a Phase 3 clinical trial in patients with PNH in June 2018 and completed enrollment in this trial in June 2019. This Phase 3 clinical trial, which we refer to as our PEGASUS trial, is an 80 patient randomized head-to-head study comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab. The PEGASUS trial reached full enrollment in June and we expect to announce top line results of this trial in the fourth quarter of 2019. We also plan to initiate a 48 patient Phase 3 clinical trial in treatment-naïve patients in the third quarter of 2019.

•

CAD.  We are developing APL-2 for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with wAIHA, including CAD in the first quarter of 2018, reported interim data in December 2018 and provided additional data in June 2019.  We plan to initiate a Phase 3 clinical trial in patients with CAD in the first half of 2020.

•

wAIHA.  We are developing APL-2 for patients with wAIHA, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with CAD and wAIHA in the first quarter of 2018, reported interim data in December 2018 and provided additional data in June 2019.

•

Glomerular Diseases.  We are conducting a Phase 2 clinical trial of APL-2 in patients with glomerular diseases with complement involvement, which we began in the first quarter of 2018. We plan to announce data for this trial in the second half of 2019.

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

•	Research and Development, and
•	Share-based Compensation

In addition, we identified the following policy as a new critical policy that reflects significant judgements or uncertainties, and potentially may result in materially different results under different assumptions and conditions.

Development Derivative Liability

Following regulatory approval by the FDA or the European Medicines Agency, or the EMA, for the use of APL-2 as a treatment for PNH we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20 million funding payment made under the SFJ Amendment). Additionally, we granted a security interest in all of our assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ Agreement is presented as a derivative liability on the balance sheet as of June 30, 2019. The liability was initially recorded at the value of the $60.0 million of aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at March 31, 2019 as a level 3 derivative, with the change in fair value of $736,000 recorded for the three months ended March 31, 2019 in loss from remeasurement of development derivative liability on the income statement. The SFJ Agreement (as amended) was subsequently remeasured at June 30, 2019 as a level 3 derivative, with the additional change in fair value of $9,104,000 recorded for the three months ended June 30, 2019 in loss from remeasurement of development derivative liability on the income statement.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.00%), and (iv) the Company’s cost of borrowing (15.82%).

SFJ’s implied cost of borrowing was 8.00% and the Company’s implied cost of borrowing was 15.82% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended June 30,		Change	Change
	2018	2019	$	%
Operating expenses:
Research and development	$27,537,619	$50,698,427	$23,160,808	84.1%
General and administrative	5,947,823	12,778,011	6,830,188	114.8
Net operating loss	(33,485,442)	(63,476,438)	(29,990,996)	89.6
Loss from remeasurement of development derivative liability	—	(9,104,000)	(9,104,000)	100.0
Interest expense	(603,656)	(159,497)	444,159	(73.6)
Interest income	787,665	1,421,485	633,820	80.5
Other (expense)/income, net	(32,869)	228,286	261,155	(794.5)
Net loss	$(33,334,302)	$(71,090,164)	$(37,755,862)	113.3

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended June 30,		Change	Change
	2018	2019	$	%
Clinical trial costs	$15,712,132	$22,001,666	$6,289,534	40.0%
Contract manufacturing	6,034,770	18,491,527	12,456,757	206.4
Compensation and related personnel costs	3,546,823	7,308,082	3,761,259	106.0
Pre-clinical study expenses	1,164,421	1,804,039	639,618	54.9
Device development expenses	747,314	346,566	(400,748)	(53.6)
Other research and development costs	332,159	746,547	414,388	124.8
Total research and development expenses	$27,537,619	$50,698,427	$23,160,808	84.1

Research and development expenses increased by $23.2 million to $50.7 million for the three months ended June 30, 2019 from $27.5 million for the three months ended June 30, 2018, an increase of 84.1%. The increase in research and development expenses was primarily attributable to an increase of $6.3 million in clinical trial costs, an increase of $12.5 million in manufacturing expenses, an increase of $3.8 million in employee related costs primarily due to the hiring of additional personnel, an increase of $0.4 million related to research and development supporting activities, and an increase of $0.6 million in pre-clinical study expenses, offset by a decrease of $0.4 million in device development expenses. The increases to research and development expenses relate to the continued advancement of our clinical trial programs.  We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $6.8 million to $12.8 million for the three months ended June 30, 2019, from $5.9 for the three months ended June 30, 2018, an increase of 114.8%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $3.0 million due to the hiring of additional personnel, an increase in professional and consulting fees of $3.6 million, an increase in general office costs of $0.7 million and an increase of $0.1 million in insurance costs offset by a decrease of $0.4 million in license agreement costs and $0.2 million in director stock compensation expense.

     Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $9.1 million for the three months ended June 30, 2019.  On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at March 31, 2019 with a loss of $0.7 million recorded in loss from development derivative liability.  The agreement was amended on June 7, 2019 to allow for additional funding. In June 2019, we achieved a $20.0 million development milestone under the terms of the agreement and received $20.0 million of additional funding under the amendment. The liability was subsequently remeasured at June 30, 2019 as a level 3 derivative. A loss for the quarter ended June 30, 2019 of $9.1 million was recorded as a loss from remeasurement of development derivative liability.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2019, a decrease of $0.4 million, compared to $0.6 million for the three months ended June 30, 2018. The interest expense in 2018 was primarily attributable to interest expense incurred on our long-term debt under the term loan facility that we repaid in March 2019.

Interest Income

Interest income was $1.4 million for the three months ended June 30, 2019, an increase of $0.6 million, compared to $0.8 million for the three months ended June 30, 2018. The increase in interest income earned during the three months ended June 30, 2019 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offering in March 2019 and the payments to us under the SFJ agreement.

Other (Expense)/Income, Net

Other (expense)/income, net during the three months ended June 30, 2019, increased $0.3 million compared to the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2018	2019	$	%
Operating expenses:
Research and development	$44,940,509	$91,178,326	$46,237,817	102.9%
General and administrative	9,983,079	20,948,682	10,965,603	109.8
Net operating loss	(54,923,588)	(112,127,008)	(57,203,420)	104.2
Loss on extinguishment of debt	—	(1,208,132)	(1,208,132)	100.0
Loss from remeasurement of development derivative liability	—	(9,840,000)	(9,840,000)	100.0
Interest expense	(1,270,743)	(753,002)	517,741	(40.7)
Interest income	1,188,066	2,288,503	1,100,437	92.6
Other expense, net	(64,341)	(24,892)	39,449	(61.3)
Net loss	$(55,070,606)	$(121,664,531)	$(66,593,925)	120.9

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2018 and 2019, together with the dollar increase and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2018	2019	$	%
Clinical trial costs	$23,375,012	$39,406,860	$16,031,848	68.6%
Contract manufacturing	11,678,817	32,237,572	20,558,755	176.0
Compensation and related personnel costs	5,683,897	13,367,444	7,683,547	135.2
Pre-clinical study expenses	2,155,993	3,521,612	1,365,619	63.3
Device development expenses	1,249,614	693,132	(556,482)	(44.5)
Other research and development costs	797,176	1,951,706	1,154,530	144.8
Total research and development expenses	$44,940,509	$91,178,326	$46,237,817	102.9

Research and development expenses increased by $46.2 million to $91.2 million for the six months ended June 30, 2019 from $44.9 million for the six months ended June 30, 2018, an increase of 102.9%. The increase in research and development expenses was primarily attributable to an increase of $16.0 million in clinical trial costs, an increase of $20.6 million in manufacturing expenses, an increase of $7.7 million in employee related costs primarily due to the hiring of additional personnel, an increase of $1.1 million related to research and development supporting activities, an increase of $1.4 million in preclinical study expenses, offset by a decrease of $0.6 million in device development expenses. The increases to research and development expenses relate to the continued advancement of our clinical trial programs.  We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $10.9 million to $20.9 million for the six months ended June 30, 2019, from $10.0 million for the six months ended June 30, 2018, an increase of 109.8%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $6.1 million, an increase in professional and consulting fees of $4.5 million, an increase in office, travel and related costs of $0.9 million and an increase in insurance costs of $0.2 million. These increases were offset by a decrease of $0.4 million in director stock option compensation and a decrease of $0.4 million in license agreement costs. The increased employee related costs of $6.1 million consisted of $5.8 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel and $0.3 million in recruitment expense. The increased professional and consulting fees of $4.5 million primarily consisted of an increase in consulting fees of $3.6 million, an increase of $1.1 million in legal fees, offset by a decrease of $0.2 million in other professional fees.

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

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $9.8 million for the six months ended June 30, 2019.  On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH.  The agreement was amended on June 7, 2019 to provide for additional funding.  In June of 2019, we achieved a $20.0 million development milestone under the terms of the agreement and received $20.0 million of additional funding under the amendment.  The change in fair value of the derivative liability is due to the remeasurement at March 31, 2019 and June 30, 2019 which resulted in a loss of $0.7 million and $9.1 million for the respective quarters ended. The derivative liability was remeasured as a level 3 derivative.

Interest Expense

Interest expense was $0.8 million for the six months ended June 30, 2019, a decrease of $0.5 million, compared to $1.3 million for the six months ended June 30, 2018. The interest expense was primarily attributable to interest expense incurred on our long-term debt.

Interest Income

Interest income was $2.3 million for the six months ended June 30, 2019, an increase of $1.1 million, compared to $1.2 million for the six months ended June 30, 2018. The increase in interest income earned during the six months ended June 30, 2019 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offering in March 2019 and the payments to us under the SFJ agreement.

Other expense, net

Other (expense)/income, net during the six months ended June 30, 2019, decreased $0.1 million compared to the six months ended June 30, 2018.

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

Agreement with SFJ

On February 28, 2019, we entered into the SFJ agreement, under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement, and has agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for APL-2 in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations. In addition, upon the mutual agreement between us and SFJ, at any time after the earlier of the date that we have reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of our development costs.

On June 7, 2019, we amended the funding agreement with SFJ. Under the amendment, SFJ agreed to make an additional $20.0 million of funding payment to us to support the development of APL-2 for the treatment of patients with PNH. This additional $20.0 million is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, we received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ Amendment. We expect that the remaining development milestones under the SFJ Agreement will be achieved and the balance of the $60.0 million will be paid during 2019.

Following regulatory approval by the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, for the use of APL-2 as a treatment for PNH we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20 million funding made under the SFJ Amendment). Additionally, we granted a security interest in all of our assets, excluding intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

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

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to GDP. The note accrues interest at a rate per annum of 8.0% and is due and payable quarterly in arrears on the 19th day of each April, July, October and January beginning on January 19, 2018. The note has a maturity date of October 19, 2022. The promissory note is contractually subordinated to our obligations to SFJ under the SFJ agreement.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and June 30, 2018:

	For the Six Months Ended June 30,
	2018	2019

Net cash used in operating activities	$(53,630,126)	$(75,466,122)
Net cash used in investing activities	—	(1,067,489)
Net cash provided by financing activities	131,826,137	189,382,164
Effect of exchange rate changes on cash and cash equivalents	—	12,350
Net increase (decrease) in cash and cash equivalents	$78,196,011	$112,860,903

Net Cash Used in Operating Activities

Net cash used in operating activities was $75.5 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $121.7 million adjusted for $20.2 million of non-cash items, including share-based compensation expense of $8.7 million, a loss on early extinguishment of debt of $1.2 million, and a loss from remeasurement of development derivative liability of $9.8 million, a net increase in accounts payable, accrued expenses and other liabilities of $19.3 million and a net decrease in operating assets of $6.7 million.  The net decrease in operating assets resulted primarily from a decrease in prepaid expenses of $10.4 million offset by in other receivables of $3.0 million and an increase in refundable research and development credit of $0.5 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was $1.1 million due to the purchase of fixed assets for our offices. There was no cash used in investing activities during the six months ended June 30, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $189.4 million during the six months ended June 30, 2019 and consisted primarily of proceeds from the issuance of common stock in our March follow-on offering of $110.3 million, the receipt of $100.0 million from the SFJ Agreement and $1.4 million upon the exercise of stock options, offset by $21.7 million for the repayment of our term loan facility and the payment of deferred issuance costs associated with our follow-on offering of $0.6 million.

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

We believe that our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our cash and cash equivalents as of June 30, 2019 will be sufficient to enable us to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

On February 28, 2019, we entered into the SFJ agreement. Under the agreement, following regulatory approval by the FDA or the EMA of the use of APL-2 as a treatment for PNH, we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20 million funding made under the SFJ Amendment). The timing and likelihood of such payments are not currently known.

Other than the SFJ agreement, during the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments as of December 31, 2018 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2019 we had cash and cash equivalents of $289.1 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $121.7 million for the six months ended June 30, 2019 and $127.5 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $398.4 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, private placements of our preferred stock, our development funding agreement with SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note to GDP. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2019 and the years ended December 31, 2016, 2017 and 2018, we used net cash of $75.5 million, $26.0 million, $46.6 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of June 30, 2019, our cash and cash equivalents were $289.1 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of June 30, 2019, will not be sufficient to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2020. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the FDA or EMA for the use of APL-2 as a treatment for PNH we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20 million funding payment made under the SFJ Amendment). Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD, which we subsequently discontinued.  A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in all eight patients completely resolved. We reviewed these events with the data safety monitoring board for the ophthalmology program, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the likely source of inflammation resided in an impurity in the active pharmaceutical ingredient that was introduced by the scale-up of the manufacturing process to produce commercial lot sizes. We modified our manufacturing process in order to eliminate the impurity and have manufactured sufficient supply of APL-2 utilizing the modified manufacturing process to conduct the Phase 3 GA program. In March 2019, we announced that, with the agreement of the independent safety monitoring committee for our Phase 3 clinical program for APL-2 in patients with GA, we restarted enrollment of our Phase 3 clinical program in GA and expect to have fully enrolled both trials in the GA program by the end of the first quarter of 2020, within the originally planned timeline for completion.

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

Although the development and commercialization of APL-2 is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates for the treatment of complement-dependent diseases, including APL-9. These other product candidates will require additional, time-consuming and costly development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris) are the only therapies that have been approved for the treatment of PNH, and even if we are able to obtain marketing approval of APL-2 for the treatment of PNH, we may not be able to successfully convince physicians or patients to switch from eculizumab or ravulizumab to APL-2. This may be particularly true with respect to eculizumab as many in the medical community believe that patients with PNH on eculizumab may experience sudden and excessive blood cell lysis, or rupture, leading to anemia, blood clots and other medical problems, when they stop receiving eculizumab. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody being developed by Novartis AG that is in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Ophthotech Corporation that is in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Allergan PLC, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth BioTherapeutics Corp., Gyroscope Therapeutics, and BioTime, Inc.

The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors marketed by Alexion and are the only drugs approved for the treatment of PNH. Ravulizumab has a longer half-life. dose and schedule than eculizumab.

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

There are no currently marketed drug treatments for cold agglutinin disease, or CAD, or warm antibody autoimmune hemolytic anemia, or wAIHA, but there are currently treatments in development, including fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rigel Pharmaceuticals, Inc., which is in Phase 2 clinical trials, for CAD and wAIHA, TNT-009/BIVV009, a C1s monoclonal antibody inhibitor, which is being developed by Bioverativ Inc., and is in Phase 3 clinical trials for CAD, and ALXN1830, a humanized monoclonal antibody, which is being developed by Alexion Pharmaceuticals, Inc. and is in Phase 1b/2a clinical trials for wAIHA. There are no currently marketed drug treatments for glomerular diseases with complement involvement, but OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, is being developed by Omeros Corp. as a treatment for IgA nephropathy and is in Phase 3 clinical trials. Furthermore, voclosporin developed by Aurinia Pharmaceuticals for lupus nephritis is in Phase 3 clinical trials, and avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc. for C3 glomerulopathy is in Phase 2 clinical trials.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. We do not have long-term supply agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for APL-2 that resulted in delays in the supply of APL-2. These delays resulted in us incurring additional costs and delays in our PNH development program.  Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. We also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD, which we subsequently discontinued.  If we experience other issues or delays in the future, our development of APL-2 may be materially delayed and our business adversely affected.

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

We expect to continue to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution.The number of our employees has increased from 59 on June 30, 2018 to 122 on June 30, 2019.  Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market  price of our common stock. As of June 30, 2019, we had 63,672,430 shares of common stock outstanding.  All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

We have registered all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2019, we had options to purchase an aggregate of 9,094,586 shares of our common stock outstanding, of which options to purchase 4,373,493 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,178,984 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of June 30, 2019, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 28.6% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 18.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 6.	Exhibits.

Exhibit Number	Description

10.1*†	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.

10.2*	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: July 31, 2019	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: July 31, 2019	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)