Form 10-Q
period 2019-09-30
Apellis Pharmaceuticals, Inc.
filed 2019-11-05
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38276

APELLIS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1537290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Westwind Way, Suite A Crestwood, KY	40014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 241-4114

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	APLS	Nasdaq Global Select Market

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

As of November 1, 2019, the registrant had 63,888,238 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2019
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$176,267,666	$433,994,644
Prepaid assets	24,333,851	14,742,698
Other current assets	1,837,704	2,457,530
Total current assets	202,439,221	451,194,872
Non-current Assets:
Right-of-use assets	—	13,332,783
Property and equipment, net	977,918	1,592,787
Other assets	116,420	236,515
Total assets	$203,533,559	$466,356,957
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,254,938	$11,836,609
Accrued expenses	5,103,002	30,431,607
Current portion of long-term debt	1,666,667	—
Current portion of right of use liabilities	—	2,304,147
Total current liabilities	17,024,607	44,572,363
Long-term liabilities:
Convertible senior notes	—	140,614,523
Development derivative liability	—	130,103,000
Term loan facility	18,722,321	—
Promissory note	6,655,193	—
Right-of-use liabilities	—	11,255,257
Other liabilities	158,783	250,000
Total liabilities	42,560,904	326,795,143
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, and zero shares issued and outstanding at December 31, 2018 and September 30, 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2018 and September 30, 2019 and 56,279,307 shares issued and outstanding at December 31, 2018 and 63,872,762 shares issued and outstanding at September 30, 2019	5,628	6,387
Additional paid in capital	437,855,681	608,015,713
Accumulated other comprehensive loss	(122,807)	(205,249)
Accumulated deficit	(276,765,847)	(468,255,037)
Total stockholders' equity	160,972,655	139,561,814
Total liabilities and stockholders' equity	$203,533,559	$466,356,957

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Operating expenses:
Research and development	$29,539,456	51,319,017	$74,479,965	$142,497,342
General and administrative	6,265,125	18,628,945	16,248,203	39,577,627
Operating loss	(35,804,581)	(69,947,962)	(90,728,168)	(182,074,969)
Loss on extinguishment of debt	—	(293,083)	—	(1,501,215)
Loss from remeasurement of development derivative liability	—	(263,000)	—	(10,103,000)
Interest income	858,425	1,341,811	1,468,957	3,630,314
Interest expense	(577,534)	(601,377)	(1,270,743)	(1,354,379)
Other (expense)/income, net	(22,234)	(61,048)	(86,575)	(85,941)
Net loss	(35,545,924)	(69,824,659)	(90,616,529)	(191,489,190)
Other comprehensive gain:
Foreign currency gain/ (loss)	(86,249)	(83,272)	(86,249)	(82,442)
Total other comprehensive gain/ (loss)	(86,249)	(83,272)	(86,249)	(82,442)
Comprehensive loss, net of tax	$(35,632,173)	$(69,907,931)	$(90,702,778)	$(191,571,632)
Net loss per common share, basic and diluted	$(0.64)	$(1.10)	$(1.69)	$(2.79)
Weighted-average number of common shares used in net loss per common share, basic and diluted	56,201,299	63,752,719	53,770,400	68,737,045

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2018	50,334,152	$5,033	$298,201,480	$—	$(149,263,653)	$148,942,860
Issuance of common stock upon exercise of stock options	94,868	9	225,352	—	—	225,361
Share-based compensation expense	—	—	1,610,188	—	—	1,610,188
Net loss	—	—	—	—	(21,736,304)	(21,736,304)
Balance at March 31, 2018	50,429,020	5,042	300,037,020	—	(170,999,957)	129,042,105
Issuance of common stock in follow-on offering, net of offering costs	5,500,000	550	131,324,477	—	—	131,325,027
Issuance of common stock upon exercise of stock options	225,418	23	275,726	—	—	275,749
Share-based compensation expense	—	—	2,243,527	—	—	2,243,527
Net loss	—	—	—	—	(33,334,301)	(33,334,301)
Balance at June 30, 2018	56,154,438	5,615	433,880,750	—	(204,334,258)	229,552,107
Deferred issuance costs	—	—	(130,997)	—	—	(130,997)
Issuance of common stock upon exercise of stock options	88,133	9	114,980	—	—	114,989
Share-based compensation expense	—	—	2,050,924	—	—	2,050,924
Net loss	—	—	—	—	(35,545,924)	(35,545,924)
Foreign currency loss	—	—	—	(86,249)	—	(86,249)
Balance at September 30, 2018	56,242,571	$5,624	$435,915,657	$(86,249)	$(239,880,182)	$195,954,850

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

COntinued

(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279,307	$5,628	$437,855,681	$(122,807)	$(276,765,847)	$160,972,655
Issuance of common stock in follow-on offering, net of offering costs	6,900,000	690	109,603,159	—	—	109,603,849
Issuance of common stock upon exercise of stock options	39,169	4	192,001	—	—	192,005
Share-based compensation expense	—	—	4,558,588	—	—	4,558,588
Net loss	—	—	—	—	(50,574,367)	(50,574,367)
Foreign currency gain	—	—	—	2,162	—	2,162
Balance at March 31, 2019	63,218,476	6,322	552,209,429	(120,645)	(327,340,214)	224,754,892
Deferred issuance costs	—	—	(22,741)	—	—	(22,741)
Issuance of common stock upon exercise of stock options	453,954	45	1,262,117	—	—	1,262,162
Share-based compensation expense	—	—	4,183,221	—	—	4,183,221
Net loss	—	—	—	—	(71,090,164)	(71,090,164)
Foreign currency loss	—	—	—	(1,332)	—	(1,332)
Balance at June 30, 2019	63,672,430	6,367	557,632,026	(121,977)	(398,430,378)	159,086,038
Issuance of common stock upon exercise of stock options	200,332	20	954,372	—	—	954,392
Share-based compensation expense	—	—	5,295,152	—	—	5,295,152
Recognition of debt discount on convertible notes	—	—	72,514,163	—	—	72,514,163
Purchase of capped call transactions and associated costs	—	—	(28,380,000)	—	—	(28,380,000)
Net loss	—	—	—	—	(69,824,659)	(69,824,659)
Foreign currency loss	—	—	—	(83,272)	—	(83,272)
Balance at September 30, 2019	63,872,762	$6,387	$608,015,713	$(205,249)	$(468,255,037)	139,561,814

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2018	2019
Operating Activities
Net loss	$(90,616,529)	$(191,489,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,904,639	14,036,961
Loss on early extinguishment of debt	—	1,501,215
Loss from remeasurement of development derivative liability	—	10,103,000
Amortization of right-of-use assets	—	226,621
Depreciation expense	—	152,970
Amortization of debt discounts	53,047	51,725
Amortization of term loan facility discounts	463,088	104,172
Amortization of deferred financing costs	—	233,686
Changes in operating assets and liabilities:
Prepaid assets	(11,796,362)	9,590,758
Other current assets	(169,704)	(884,275)
Other assets	(96,829)	(120,018)
Accounts payable	1,794,844	1,792,617
Accrued expenses	7,695,524	25,544,779
Other liabilities	5,708	91,217
Net cash used in operating activities	(86,762,574)	(129,063,762)
Investing Activities
Purchase of property and equipment	—	(1,537,536)
Net cash used in investing activities	—	(1,537,536)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	131,194,030	110,239,260
Deferred issuance costs	(22,426)	(609,971)
Proceeds from development derivative liability	—	120,000,000
Payments for capped call transactions and associated costs	—	(28,380,000)
Proceeds from issuance of convertible notes, net of issuance costs	—	213,400,000
Proceeds from exercise of stock options	616,099	2,383,877
Repayment of promissory note	—	(7,000,000)
Repayment of term loan facility	—	(21,701,292)
Net cash provided by financing activities	131,787,703	388,331,874
Effect of exchange rate changes on cash and cash equivalents	(27,840)	(3,598)
Net increase in cash and cash equivalents	44,997,289	257,726,978
Cash and cash equivalents at beginning of period	175,643,529	176,267,666
Cash and cash equivalents at end of period	$220,640,818	$433,994,644
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$1,338,694	$958,994

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 AND 2019

1. Nature of Organization and Operations

Apellis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the development of novel therapeutic compounds to treat disease through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade.

The Company was incorporated in September 2009 under the laws of the State of Delaware and has its principal office in Crestwood, Kentucky. The Company plans to relocate its principal office to Waltham, Massachusetts, effective as of January 1, 2020.

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

Convertible Notes Offering

On September 16, 2019, the Company completed a private offering of $220,000,000 aggregate principal amount of 3.5% convertible senior notes due 2026 (the “Convertible Notes”). The Company also granted the initial purchasers an option to purchase within a 13-day period from, and including, September 16, 2019 up to an additional $33,000,000 aggregate principal amount of the Convertible Notes, solely to cover over-allotments, which was not exercised and expired as of September 30, 2019.

The net proceeds from the sale of the Convertible Notes were approximately $212,895,000 after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used $28,380,000 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

On September 16, 2019, the Company entered into an indenture (the “Indenture”) with respect to the Convertible Notes with U.S. Bank National Association, as trustee (the “Trustee”). The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. See Note 5 – Long-term Debt for additional information.

Capped Call Transactions

On September 11, 2019, concurrently with the pricing of the Convertible Notes, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes.

Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement with SFJ Pharmaceuticals Group (“SFJ”) under which SFJ agreed to provide funding to the Company to support the development of APL-2 for the treatment of patients with paroxysmal nocturnal hemoglobinuria (“PNH”) (“SFJ Agreement”).  Pursuant to the agreement, SFJ paid the Company $60,000,000 following the signing of the agreement, and agreed to pay the Company up to an additional $60,000,000 in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for APL-2 in PNH and subject to the Company having cash resources at the time sufficient to fund at least ten months of the Company’s operations. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50,000,000 of the Company’s development costs (the “Additional SFJ Funding”).

On June 7, 2019, the Company and SFJ amended the development funding agreement (the “SFJ Amendment”).  Under the SFJ Amendment, SFJ agreed to make an additional $20,000,000 funding payment to the Company to support the development of APL-2 for the treatment of patients with PNH. This additional $20,000,000 payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40,000,000 from SFJ, consisting of $20,000,000 as the first installment of the additional $60,000,000 upon the achievement of a milestone and the $20,000,000 payable under the SFJ Amendment.

On September 23, 2019, the Company received $20,000,000 from SFJ as the second installment of the additional $60,000,000 upon the achievement of a milestone.

The Company expects that the remaining development milestone under the SFJ Agreement will be achieved and the remaining $20,000,000 of the additional $60,000,000 will be paid during the first quarter of 2020.

Follow-on Public Offerings

On March 11, 2019, the Company issued and sold 6,900,000 shares of its common stock at a price per share of $17.00 in a follow-on public offering (“2019 follow-on offering”).  The Company received net proceeds of $109,603,159 after deducting underwriting discounts and commissions of $7,000,000 and offering costs of $680,891.

On April 23, 2018, the Company issued and sold 5,500,000 shares of its common stock at a price per share of $25.50 in a follow-on public offering (“2018 follow-on offering”).  The Company received net proceeds of $131,324,477 after deducting underwriting discounts and commissions of $8,415,000 and offering costs of $509,973.

     Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 30, 2019, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents as of September 30, 2019 of $433,994,644 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of the unaudited interim consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd, Apellis Ireland Ltd and Apellis Switzerland GmbH. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Foreign Currency

The financial position and results of operations of the Company's Australian and Swiss subsidiaries is measured using the foreign subsidiary's local currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period from January 1, through September 30, 2019. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

In 2018, due to the growth in volume of research contracts and intercompany loans exclusively denominated in local currency, effective August 1, 2018, the functional currency of the Company’s Australian subsidiary was changed from the U.S. dollar to the Australian dollar. The impact of the change in functional currency was not material to the audited consolidated financial statements for the year ended December 31, 2018.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

3. Accrued Expenses

Accrued expenses are as follows:

	December 31,	September 30,
	2018	2019
Accrued research and development	$3,481,570	$18,344,099
Accrued payroll liabilities	269,046	7,586,198
Other	1,352,386	4,501,310
Total	$5,103,002	$30,431,607

4. Development Derivative Liability

On February 28, 2019, the Company entered into the SFJ Agreement under which SFJ agreed to provide funding to the Company to support the development of APL-2 for the treatment of patients with PNH.  Pursuant to the agreement, SFJ paid the Company $60,000,000 following the signing of the agreement, and agreed to pay the Company up to an additional $60,000,000 in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for APL-2 in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of APL-2 in patients with PNH and March 31, 2020, SFJ may fund an additional $50,000,000 of the Company’s development costs.

On June 7, 2019, the Company and SFJ amended the development funding agreement.  Under the SFJ Amendment, SFJ agreed to make an additional $20,000,000 funding payment to the Company to support the development of APL-2 for the treatment of patients with PNH. This additional $20,000,000 payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40,000,000 from SFJ, consisting of $20,000,000 as the first installment of the additional $60,000,000 upon the achievement of a milestone and the $20,000,000 payable under the SFJ Amendment.

On September 23, 2019, the Company received $20,000,000 from SFJ as the second installment of the additional $60,000,000 upon the achievement of a milestone.

The Company expects that the remaining development milestone under the SFJ Agreement will be achieved and the remaining $20,000,000 of the additional $60,000,000 will be paid during the first quarter of 2020.

Under the SFJ Agreement following regulatory approval by the FDA or EMA for the use of APL-2 as a treatment for PNH the Company will be obligated to pay SFJ an initial payment of up to $5,000,000 (or a total of $10,000,000 if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226,000,000 in the aggregate (or up to $452,000,000 if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120,000,000 (including as a result of the payment of the Additional SFJ Funding but excluding the $20,000,000 funding payment made under the SFJ Amendment). Additionally, the Company granted a security interest in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ Agreement is presented as a derivative liability on the balance sheet as of September 30, 2019. The liability was initially recorded at the value of the $60,000,000 aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at March 31, 2019 as a level 3 derivative, with the change in fair value of $736,000 recorded for the three months ended March 31, 2019 in loss from remeasurement of development derivative liability on the income statement. The Company received an additional $40,000,000 in June 2019 and the derivative liability under the SFJ Agreement (as amended) was subsequently remeasured at June 30, 2019 as a level 3 derivative, with the change in fair value of $9,104,000 recorded for the three months ended June 30, 2019 in loss from remeasurement of development derivative liability on the income statement.  The Company received an additional $20,000,000 in September 2019 and the derivative liability under the SFJ Agreement (as amended) was subsequently remeasured at September 30, 2019 as a level 3 derivative, with the change in fair value of $263,000 recorded for the three months ended September 30, 2019 in loss from remeasurement of development derivative liability on the income statement, with a remeasured fair value of $130,103,000 as of September 30, 2019 on the consolidated balance sheet.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (16.49%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 16.49% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

5. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of Convertible Notes with an aggregate principal amount of $220,000,000.

The net proceeds from the sale of the Convertible Notes were approximately $212,895,000 after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used $28,380,000 of the net proceeds from the offering to pay the cost of the capped call transactions described below.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock).  The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company deliver a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the indenture.

Prior to March 15, 2026, the Convertible Notes are convertible only upon the occurrence of certain events. On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to September 20, 2023, the Company may not redeem the Convertible Notes. The Company may redeem for cash all or a portion of the Convertible Notes, at its option, on or after September 20, 2023 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Pursuant to Accounting Standards Codification (“ASC”) Subtopic 470-20 Convertible Debt, the Company used an effective interest rate of 10.5% to determine the liability component of the Convertible Notes. This resulted in the recognition of $145,065,803 as the liability component of the Convertible Notes and the recognition of the residual amount of $74,934,197 as the debt discount with a corresponding increase to additional paid in capital for the equity component of the Convertible Notes. Aggregate debt issuance costs of $7,105,000 was allocated to the liability and equity components in the amounts of $4,684,966 and $2,420,034, respectively.

Interest expense for the Convertible Notes was $468,964 from inception through September 30, 2019, which included amortization of the discount on the Convertible Notes of $224,655, accrued semi-annual coupon payable of $235,278 and amortization of debt issuance costs of $9,031. As of September 30, 2019, $4,675,935 of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of September 30, 2019 was $140,614,523.

Capped Call Transactions

On September 11, 2019, concurrently with the pricing of the Convertible Notes, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, representing a premium of 100% above the last reported sale price of $31.57 per share of its common stock on The Nasdaq Global Select Market on September 11, 2019, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28,380,000 was recorded as a reduction to additional paid-in capital as of September 30, 2019.

Term Loan Facility

On October 20, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) to provide for a $20,000,000 term loan facility (the “term loan facility”). Borrowings under the term loan facility accrued interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%. Under the agreement, the Company was required to make monthly interest-only payments through November 1, 2019 and was required to make 24 equal monthly payments of principal, plus accrued interest, from November 1, 2019 through October 1, 2021, when all unpaid principal and interest became due and payable.

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

Promissory Note

On October 19, 2017, the Company issued and sold an unsecured promissory note in the principal amount of $7,000,000 to Golda Darty Partners S.A. (“GDP”). The promissory note accrued interest at a rate per annum of 8.0%, and was due and payable quarterly in arrears on the 19th day of each April, July, October and January. The promissory note had a maturity date of October 19, 2022 when the $7,000,000 would be due and payable in its entirety. The promissory note was contractually subordinated to the Company’s obligations to SFJ under the SFJ Agreement.

On September 16, 2019, the Company voluntarily repaid all outstanding amounts due and owed under the promissory note, except for a small amount of interest subsequently repaid.  The payment of $7,118,904 totaled per diem interest of $118,904 and $7,000,000 for the outstanding principal balance of the promissory note.

In connection with the issuance and sale of the above promissory note, the Company issued to GDP a warrant to purchase 93,764 shares of the Company’s common stock at a price per share of $5.484, which was exercised in whole in October 2017. The Company recorded the fair value of the warrant in the aggregate amount of $430,160 as a discount to the promissory note. This amount was being accreted as additional interest expense over the term of the promissory note.  Upon the repayment of the promissory note, the Company recorded a loss on extinguishment of debt of $293,083 due to the remaining discount.

6. Leases

On January 1, 2019, The Company adopted ASU 2016-02 Leases (Topic 842) using a modified retrospective method.  The Company recognized $5,511,865 of lease assets and liabilities.  There was no impact to retained earnings upon adoption of Topic 842.  The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception. During 2019, the Company leased additional office space resulting in an initial recognition value of $8,617,256 of lease assets and liabilities.

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

The Company enters into lease agreements with terms generally ranging from 2-7 years. Some of the Company’s lease agreements include Company options to extend the lease on a month to month basis or for set periods for up to five years. Many leases also include options to terminate the leases within one year or per other contractual terms. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.

As of September 30, 2019, all leases were classified as operating lease assets and liabilities.  Operating lease assets were $13,332,783 and operating lease liabilities were $13,559,403 at September 30, 2019.  At September 30, 2019, the weighted average remaining lease term of operating leases was 5.35 years and the weighted average discount rate used to measure the outstanding operating lease liabilities leases was 8.24%.

For the three and nine months ended September 30, 2019, the total lease cost for operating lease expense was: $561,748 and $1,448,128, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2019 is as follows:

Operating cash flows from operating leases	$1,222,777
Right of use assets obtained in exchange for lease obligations	$14,296,285

The maturity of the Company’s operating lease liabilities as of September 30, 2019 are as follows:

2019	$780,390
2020	3,268,292
2021	2,896,042
2022	2,915,517
2023 and thereafter	6,905,434
Total future minimum lease payments	16,765,675
Less imputed interest	(3,206,272)
Total operating lease liabilities	$13,559,403

Comparative disclosures under ASC 840:

Rental expense under operating leases totaled $189,883 and $468,214 for the three and nine months ended September 30, 2018, respectively.

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

The following tables present information about the Company’s financial instruments and the related the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$92,355,167			$92,355,167
Total Financial Assets	$92,355,167	$—	$—	$92,355,167
Financial Liabilities:
Term loan facility		$18,722,321		$18,722,321
Related party promissory note		7,401,203		7,401,203
Common stock warrant liability*		158,783		158,783
Total Financial Liabilities	$—	$26,282,307	$—	$26,282,307

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$377,435,123			$377,435,123
Total Financial Assets	$377,435,123	$—	$—	$377,435,123
Financial Liabilities:
Convertible senior notes			$140,614,523	$140,614,523
Development derivative liability*			130,103,000	130,103,000
Common stock warrant liability*		$250,000	—	250,000
Total Financial Liabilities	$—	$250,000	$270,717,523	$270,967,523

*	These financial liabilities are remeasured and recognized at fair value on the Balance Sheet with the change in fair value recognized in the Statement of Operations.

As of December 31, 2018, the fair value of the Company's promissory note was $7,401,203, based on discounted cash flows, market-based expectations for interest rates, credit risk and the contractual terms of the debt instrument. The term loan facility paid interest at a variable interest rate and accordingly the carrying amount approximated fair value at December 31, 2018. The common stock warrant liability is valued based upon the underlying value of the Company’s stock.

As of September 30, 2019, the fair value of debt component of the Company's convertible notes was $140,614,523, based on the discounted cash flows for comparable straight debt instrument. The convertible notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheet at September 30, 2019.

The fair value of the SFJ Agreement is presented as a derivative liability based on level 3 inputs.  The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (16.49%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 16.49% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

8. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months and nine months ended September 30, 2019 and 2018, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative.  Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of September 30, 2019.

9. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties.  Certain of these contracts commit the company to pay future milestone payments up to $15,000,000 or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product.  The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of September 30, 2019, the Company would be required to pay certain termination costs and other fees of approximately $1,707,100 that would be incurred in future periods.

The Company also has certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 4.

10. Net Loss per Share

Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share for all periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. Convertible notes and shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2019	2018	2019
Convertible notes	—	—	—	—
Common stock options	7,271,126	10,374,342	7,271,126	10,374,342
Common stock warrants	14,064	14,064	14,064	14,064
Total	7,285,190	10,388,406	7,285,190	10,388,406

11. Related Party Transaction

Effective as of May 1, 2018, the Company entered into a subscription license agreement and a services agreement with Revon Systems, Inc. (“Revon”).  Under the subscription license agreement, Revon granted the Company an exclusive license to use the Revon software platform and applications for any purpose with respect to the Company's programs in age-related macular degeneration, hemolytic diseases and complement-dependent nephropathies for an annual license fee of $175,000 for a two year initial term and an option to obtain a perpetual, exclusive license thereafter for $350,000. Under the services agreement, Revon provided development services with respect to the Revon software to the Company for $250,000 during the first year. Prior to the acquisition of Revon by an unrelated third party in July 2019, the Company paid the remainder of the annual license fee due for the second year, exercised the option for the perpetual license and discontinued the services agreement.

Each of Cedric Francois, the Company’s chief executive officer, Pascal Deschatelets, the Company’s chief operating officer, and Alec Machiels, a member of the board of directors, is an affiliate of Revon. The Board approved the Revon agreements after review by a subcommittee of the disinterested members of the Board and determination by the full Board that the terms of the Revon agreements were fair, reasonable and in the best interests of the Company. The exercise of the option for the perpetual license was approved in accordance with the Company’s related party transaction policy.

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

We have the most advanced clinical program targeting C3 with Phase 3 clinical trials of our lead product candidate, APL-2, in multiple indications.  We believe that APL-2 has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none.  APL-2 has already shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; and cold agglutinin disease, or CAD. In addition to conducting trials for these indications, we have also initiated an exploratory clinical trial of APL-2 in patients with glomerular diseases with complement involvement.

We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating APL-2 in patients with GA in September 2018.  In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth over 12 months. In June 2018, we initiated a Phase 3 clinical trial evaluating APL-2 in patients with PNH who exhibit signs of anemia (characterized by a hemoglobin level of less than 10.5 g/dL in the inclusion criteria) while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We completed enrollment in this trial in June 2019 and expect to announce top line results from this trial in January 2020.  In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH with patients who have not been previously treated with eculizumab. In our ongoing Phase 1b trials in PNH, patients have achieved improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. In our ongoing Phase 2 clinical trials of APL-2 in patients with CAD and warm antibody autoimmune hemolytic anemia, or wAIHA, patients have achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced lactate dehydrogenase levels.  We intend to disclose our plans and timing for further clinical development of APL-2 for patients with CAD in early 2020.  We do not intend to pursue further development of our clinical program in wAIHA at the present time.  We are also conducting a clinical trial of APL-2 for the treatment of glomerular diseases with complement involvement. We plan to present preliminary clinical data on C3 glomerulopathy, or C3G, from our clinical trial of APL-2 for the treatment of patients with glomerular diseases at the Annual Meeting of American Society of Nephropathy in November 2019.

We are also developing additional novel compounds targeting C3 and plan to conduct clinical trials of these compounds in additional complement-dependent diseases. We plan to develop APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus (AAV) vector administration for gene therapies. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use.

We hold worldwide commercialization rights to APL-2, APL-9 and other novel compounds targeting C3.

In our clinical trials of APL-2 for the treatment of PNH, we are currently using an off-the-shelf, FDA-cleared device that allows patients to self-administer APL-2 through subcutaneous infusion. We are developing, with a third-party manufacturer, a custom, on-body drug delivery system that is intended to further improve the ease of self-administration of APL-2.  Initial clinical testing in a Phase 1 trial with healthy volunteers indicates that the pharmacokinetic (PK) profile of APL-2 administered subcutaneously at 2x weekly at a dose of 1,080 mg, both with the 510(k) approved device used in the PEGASUS Phase 3 trial and with the custom delivery system, is comparable to that of APL-2 administered once daily at a dose between 270 mg and 360 mg.

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

On September 23, 2019, we received $20.0 million from SFJ, as the second installment of the additional $60.0 million due to the achievement of a milestone. We expect that the remaining development milestones under the SFJ Agreement will be achieved and the remaining $20.0 million of the additional $60.0 million will be paid during the first quarter of 2020.

On March 11, 2019, we issued and sold 6,900,000 shares of our common stock in a follow-on offering at a public offering price of $17.00 per share for net proceeds of $109.6 million, after deducting underwriting discounts and commissions of $7.0 million and estimated offering expenses of $0.7 million.

On September 16, 2019, we issued and sold $220.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, or Convertible Notes, in a private offering. The net proceeds from the sale of the notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The initial conversion price represents a premium of approximately 25.0% over the last reported sale price of $31.57 of our common stock on the Nasdaq Global Select Market on September 11, 2019. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture.

Prior to March 15, 2026, the Convertible Notes are convertible only upon the occurrence of certain events. On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, holders may convert the notes at any time. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

Prior to September 20, 2023, we may not redeem the Convertible Notes. We may redeem for cash all or a portion of the notes, at its option, on or after September 20, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date

To date, we have financed our operations primarily through $472.5 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $212.9 million in net proceeds from the private offering of Convertible Notes, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $120.0 million from the SFJ Agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. The amounts due and owed under the term loan facility and the promissory note have been repaid in full.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $191.5 million and $90.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $468.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with APL-2, including ongoing the Phase 3 clinical trials in GA and PNH and the ongoing and planned clinical trials in CAD, glomerular diseases with complement involvement, and other indications; initiate and continue research and preclinical and clinical development efforts for any future product candidates, such as APL-9; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of September 30, 2019, we had cash and cash equivalents of $434.0 million. We believe that our cash and cash equivalents as of September 30, 2019, will be sufficient to fund our operating expenses and capital expenditures into the fourth quarter of 2020. We believe that our cash and cash equivalents as of September 30, 2019 will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the unaudited interim consolidated financial statements.

We plan to relocate our principal office to Waltham, Massachusetts, effective as of January 1, 2020.

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

The following summarizes our most advanced research and development programs:

•

GA. We are developing APL-2 as monotherapy for patients with GA, administered by intravitreal injections. In our Phase 2 clinical trial of APL-2 in patients with GA, treatment with APL-2 resulted in a significant reduction in the rate of GA lesion growth at 12 months compared to sham. In October 2018, we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product. In March 2019, we restarted enrollment of our Phase 3 clinical program in GA. We expect to have fully enrolled both trials in the GA program by the end of the first quarter of 2020 and that we will announce data from these trials in the first half of 2021.

•

PNH. We are developing APL-2 as monotherapy for patients with PNH, administered by subcutaneous injection. In our ongoing Phase 1b clinical trials of APL-2 in patients being treated with eculizumab and in treatment-naïve patients, APL-2 treatment has been associated with improvements in transfusion dependency, hemoglobin levels and other hematological indicators that we believe are clinically meaningful. We initiated a Phase 3 clinical trial in patients with PNH in June 2018 and completed enrollment in this trial in June 2019. This Phase 3 clinical trial, which we refer to as our PEGASUS trial, is an 80-patient randomized head-to-head study comparing APL-2 monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab. We expect to announce top line results from the PEGASUS trial in January 2020. In September 2019 we initiated a Phase 3 clinical trial in up to 54 patients who have not been previously treated with eculizumab, which we refer to as our PRINCE trial. We expect to complete enrollment in the PRINCE trial in the first half of 2020.

•

CAD.  We are developing APL-2 as a monotherapy for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with autoimmune hemolytic anemia, including CAD, in the first quarter of 2018, reported interim data in December 2018 and provided additional data in June 2019.  We intend to disclose our plans and timing for further clinical development of APL-2 for patients with CAD in early 2020.

•

Glomerular Diseases.  We are developing APL-2 as a monotherapy for patients with glomerular diseases, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of APL-2 in patients with glomerular diseases with complement involvement, in the first quarter of 2018. We will announce preliminary clinical data on C3 glomerulopathy, or C3G, from this trial in November 2019.

•	wAIHA. We do not intend to pursue further development of our clinical program in wAIHA at the present time.

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

In addition, we identified the following policies as a new critical policy that reflects significant judgments or uncertainties, and potentially may result in materially different results under different assumptions and conditions.

Convertible Notes

On September 16, 2019, we completed a private offering of Convertible Notes with an aggregate principal amount of $220.0 million.

The notes are convertible into shares of the Company’s common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company deliver a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture. The Convertible Notes will also be subject to redemption at our option, on or after September 20, 2022, if certain conditions are met.  The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Pursuant to Accounting Standards Codification (“ASC”) Subtopic 470-20 Convertible Debt, the Company used an effective interest rate of 10.5% to determine the liability component of the convertible notes. This resulted in the recognition of $145.1 million as the liability component of the notes and the recognition of the residual amount of $74.9 million as the debt discount with a corresponding increase to additional paid in capital for the equity component of the notes. Aggregate debt issuance costs of $7.1 million was allocated to the liability and equity components in the amounts of $4.7 million and $2.4 million, respectively.

Capped Call Transactions

On September 11, 2019, concurrently with the pricing of the Convertible Notes, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, representing a premium of 100% above the last reported sale price of $31.57 per share of its common stock on The Nasdaq Global Select Market on September 11, 2019, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to ASC 815-40 Derivatives and Hedging, we determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million was recorded as a reduction to additional paid-in capital.

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

The SFJ Agreement is presented as a derivative liability on the balance sheet as of September 30, 2019. The liability was initially recorded at the value of the $60.0 million of aggregate cash received pursuant to the contractual terms, which was determined to have been fair value. The SFJ Agreement (as amended) was subsequently remeasured at June 30, 2019 as a level 3 derivative, with the change in fair value of $9.8 million recorded for the six months ended June 30, 2019 in loss from remeasurement of development derivative liability on the income statement. The SFJ Agreement (as amended) was subsequently remeasured at September 30, 2019 as a level 3 derivative, with the additional change in fair value of $0.3 million recorded for the three months ended September 30, 2019 in loss from remeasurement of development derivative liability on the income statement.  As a result of the remeasurements, the change in fair value resulted in a loss from remeasurement of development derivative liability of $10.1 million recorded on the income statement for the nine months ended September 30, 2019.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) our cost of borrowing (16.49%).

SFJ’s implied cost of borrowing was 8.0% and our implied cost of borrowing was 16.49% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended September 30,		Change	Change
	2018	2019	$	%
Operating expenses:
Research and development	$29,539,456	$51,319,017	$21,779,561	73.7%
General and administrative	6,265,125	18,628,945	12,363,820	197.3
Net operating loss	(35,804,581)	(69,947,962)	(34,143,381)	95.4
Loss on extinguishment of debt	—	(293,083)	(293,083)	100.0
Loss from remeasurement of development derivative liability	—	(263,000)	(263,000)	100.0
Interest income	858,425	1,341,811	483,386	56.3
Interest expense	(577,534)	(601,377)	(23,843)	4.1
Other (expense)/income, net	(22,234)	(61,048)	(38,814)	174.6
Net loss	$(35,545,924)	$(69,824,659)	$(34,278,735)	96.4

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended September 30,		Change	Change
	2018	2019	$	%
Clinical trial costs	$13,713,828	$23,428,872	$9,715,044	70.8%
Contract manufacturing	9,890,532	12,425,247	2,534,715	25.6
Compensation and related personnel costs	3,900,591	10,052,172	6,151,581	157.7
Pre-clinical study expenses	737,847	2,942,866	2,205,019	298.8
Other research and development costs	859,498	2,123,294	1,263,796	147.0
Device development expenses	437,160	346,566	(90,594)	(20.7)
Total research and development expenses	$29,539,456	$51,319,017	$21,779,561	73.7

Research and development expenses increased by $21.8 million to $51.3 million for the three months ended September 30, 2019 from $29.5 million for the three months ended September 30, 2018, an increase of 73.7%. The increase in research and development expenses was primarily attributable to an increase of $9.7 million in clinical trial costs, an increase of $2.5 million in manufacturing expenses, an increase of $6.2 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $2.2 million in pre-clinical study expenses, and an increase of $1.3 million related to research and development supporting activities, offset by a decrease of $0.1 million in device development expenses. The increases to research and development expenses relate to the continued advancement of our clinical trial programs.  We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $12.3 million to $18.6 million for the three months ended September 30, 2019, from $6.3 million for the three months ended September 30, 2018, an increase of 197.3%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $6.0 million due to the hiring of additional personnel, an increase in professional and consulting fees of $6.0 million, an increase in general office costs of $1.0 million and an increase of $0.2 million in insurance costs offset by a decrease of $0.7 million in license agreement costs and $0.2 million in director stock compensation expense.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $0.3 million for the three months ended September 30, 2019.  On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms, which was determined to have been fair value.  The agreement was amended on June 7, 2019 to allow for additional funding. In June 2019, we achieved a $20.0 million development milestone under the terms of the agreement and received $20.0 million of additional funding under the SFJ Amendment. The liability was subsequently remeasured at June 30, 2019 as a level 3 derivative. A loss for the six months ended June 30, 2019 of $9.8 million was recorded as a loss from remeasurement of development derivative liability. In August 2019, we achieved a $20.0 million development milestone under the terms of the agreement which was received in September 2019. The SFJ Agreement (as amended) was subsequently remeasured at September 30, 2019 as a level 3 derivative, with the additional change in fair value of $0.3 million recorded for the three months ended September 30, 2019 in loss from remeasurement of development derivative liability on the income statement.

Interest Expense

Interest expense was $0.6 million for the three months ended September 30, 2019 and for the three months ended September 30, 2018. The interest expense for the three months ended September 30,2018 was primarily attributable to interest expense incurred on our long-term debt under the term loan facility that we repaid in March 2019. The interest expense for the three months ended September 30, 2019 is primarily due to the repayment of the promissory note and related interest on September 16, 2019 as well as the amortization of the discount on the Convertible Notes.

Interest Income

Interest income was $1.4 million for the three months ended September 30, 2019, an increase of $0.5 million, compared to $0.9 million for the three months ended September 30, 2018. The increase in interest income earned during the three months ended September 30, 2019 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offering in March 2019, the payments to us under the SFJ agreement and the Convertible Notes offering in September 2019.

Other (Expense)/Income, Net

Other (expense)/income, net during the three months ended September 30, 2019, increased $0.04 million compared to the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2018	2019	$	%
Operating expenses:
Research and development	$74,479,965	$142,497,342	$68,017,377	91.3%
General and administrative	16,248,203	39,577,627	23,329,424	143.6
Net operating loss	(90,728,168)	(182,074,969)	(91,346,801)	100.7
Loss on extinguishment of debt	—	(1,501,215)	(1,501,215)	100.0
Loss from remeasurement of development derivative liability	—	(10,103,000)	(10,103,000)	100.0
Interest income	1,468,957	3,630,314	2,161,357	147.1
Interest expense	(1,270,743)	(1,354,379)	(83,636)	6.6
Other expense, net	(86,575)	(85,941)	634	(0.7)
Net loss	$(90,616,529)	$(191,489,190)	$(100,872,661)	111.3

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2018 and 2019, together with the dollar increase and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2018	2019	$	%
Clinical trial costs	$37,088,838	$62,835,732	$25,746,894	69.4%
Contract manufacturing	21,569,350	44,662,819	23,093,469	107.1
Compensation and related personnel costs	9,584,489	23,419,616	13,835,127	144.3
Pre-clinical study expenses	1,987,461	6,464,477	4,477,016	225.3
Other research and development costs	3,015,491	4,075,000	1,059,509	35.1
Device development expenses	1,234,336	1,039,698	(194,638)	(15.8)
Total research and development expenses	$74,479,965	$142,497,342	$68,017,377	91.3

Research and development expenses increased by $68.0 million to $142.5 million for the nine months ended September 30, 2019 from $74.5 million for the nine months ended September 30, 2018, an increase of 91.3%. The increase in research and development expenses was primarily attributable to an increase of $25.7 million in clinical trial costs, an increase of $23.1 million in manufacturing expenses, an increase of $13.8 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $4.5 million in preclinical study expenses, and an increase of $1.1 million related to research and development supporting activities, offset by a decrease of $0.2 million in device development expenses. The increases to research and development expenses relate to the continued advancement of our clinical trial programs.  We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $23.3 million to $39.6 million for the nine months ended September 30, 2019, from $16.2 million for the nine months ended September 30, 2018, an increase of 143.6%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $12.0 million, an increase in professional and consulting fees of $10.5 million, an increase in office, travel and related costs of $2.0 million and an increase in insurance costs of $0.3 million. These increases were offset by a decrease of $1.1 million in license agreement costs and a decrease of $0.4 million in director stock option compensation. The increased employee related costs of $12.0 million consisted of $10.3 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel and $1.5 million in recruitment expense and $0.3 in temporary labor. The increased professional and consulting fees of $10.5 million primarily consisted of an increase in consulting fees of $9.5 million, an increase of $1.3 million in legal fees, offset by a decrease of $0.3 million in other professional fees.

Loss on Extinguishment of Debt

On March 26, 2019, we repaid all outstanding amounts due and owed, including applicable termination fees, under our term loan facility with Silicon Valley Bank. The final payment included the outstanding balance of the term loan as well as (i) a prepayment fee contractually owed of $0.1 million, (ii) a final payment equal to 8% of the original principal amount of the term loan, or $1.6 million, and (iii) per diem interest of $0.1 million, for a total payment of $21.8 million, which resulted in a loss on extinguishment of debt of $1.2 million.  On September 16, 2019, we repaid outstanding amounts due and owed on the promissory note.  The remaining discount on the promissory note related to the issuance of warrants in connection with the issuance of the promissory note resulted in a loss on extinguishment of debt of $0.3 million.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $10.1 million for the nine months ended September 30, 2019.  On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of APL-2 for the treatment of patients with PNH.  The agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ Amendment in June 2019.  In each of June and September of 2019, we achieved a $20.0 million development milestone under the terms of the agreement and received an aggregate of $40.0 million of additional funding under the amendment.  The change in fair value of the derivative liability is due to the remeasurement at September 30, 2019 which resulted in a loss of $10.1 million for the nine months ended September 30, 2019. The derivative liability was remeasured as a level 3 derivative.

Interest Income

Interest income was $3.6 million for the nine months ended September 30, 2019, an increase of $2.1 million, compared to $1.5 million for the nine months ended September 30, 2018. The increase in interest income earned during the nine months ended September 30, 2019 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offering in March 2019, the payments to us under the SFJ agreement and the Convertible Note offering.

Interest Expense

Interest expense was $1.4 million for the nine months ended September 30, 2019, an increase of $0.1 million, compared to $1.3 million for the nine months ended September 30, 2018. The interest expense for the nine months ended September 30, 2018 was primarily attributable to interest expense incurred on our long-term debt under the term loan facility that we repaid in March 2019. The interest expense for the nine months ended September 30, 2019 is primarily due to the repayment of the promissory note and related interest on September 16, 2019 as well as the amortization of the discount on the Convertible Notes.

Other expense, net

Other (expense)/income, net during the nine months ended September 30, was approximately the same as compared to the nine months ended September 30, 2018.

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

On September 16, 2019, we completed a private offering of $220.0 million aggregate principal amount of Convertible Notes. We received net proceeds of approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and offering costs of $7.1 million.

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

On June 27, 2019, we received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ Amendment. On September 23, 2019, we received $20.0 million from SFJ as the second installment of the additional $60.0 million due to the achievement of a milestone and the $20.0 million payable under the SFJ Amendment. We expect that the remaining development milestones under the SFJ Agreement will be achieved and the remaining $20.0 million will be paid during the first quarter of 2020.

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

Term Loan Facility

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

On March 26, 2019, we repaid all outstanding amounts due and owed, including applicable termination fees, under the term loan facility. The final payment included the outstanding balance of the term loan as well as (i) a prepayment fee contractually owed of $0.1 million, (ii) a final payment equal to 8% of the original principal amount of the term loan, or $1.6 million, and (iii) per diem interest of $0.1 million, for a total payment of $21.8 million, which resulted in a loss on extinguishment of debt of $1.2 million.

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

Promissory Note

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to GDP. The note accrued interest at a rate per annum of 8.0% and was due and payable quarterly in arrears on the 19th day of each April, July, October and January. The promissory note had a maturity date of October 19, 2022. The promissory note is contractually subordinated to our obligations to SFJ under the SFJ agreement. On September 16, 2019, we repaid outstanding amounts due and owed, under the promissory note.

In connection with the issuance and sale of the $7.0 million promissory note, we issued to GDP a warrant to purchase 93,764 shares of our common stock at a price per share of $5.484, which was exercised in October 2017 prior to the IPO. The warrant was exercisable at any time but would have expired if unexercised by the closing date of our IPO. We recorded the fair value of the warrant in the aggregate amount of $0.4 million as a discount to the promissory note. This amount is being accreted as additional interest expense over the term of the promissory note. Upon the repayment of the promissory note, this discount resulted in a loss on extinguishment of debt of $0.3 million.

Convertible Notes

On September 16, 2019, we completed a private offering of Convertible Notes with an aggregate principal amount of $220.0 million.  The Convertible Notes are senior unsecured obligations and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

The net proceeds from the sale of the Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the offering to pay the cost of the capped call transactions described below.

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture.

Prior to March 15, 2026, the Convertible Notes are convertible only upon the occurrence of certain events. On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

Prior to September 20, 2023, we may not redeem the Convertible Notes. We may redeem for cash all or a portion of the Convertible Notes, at its option, on or after September 20, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable.

On September 11, 2019, concurrently with the pricing of the Convertible Notes, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, representing a premium of 100% above the last reported sale price of $31.57 per share of our common stock on The Nasdaq Global Select Market on September 11, 2019, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2018	2019

Net cash used in operating activities	$(86,762,574)	$(129,063,762)
Net cash used in investing activities	—	(1,537,536)
Net cash provided by financing activities	131,787,703	388,331,874
Effect of exchange rate changes on cash and cash equivalents	(27,840)	(3,598)
Net increase (decrease) in cash and cash equivalents	$44,997,289	$257,726,978

Net Cash Used in Operating Activities

Net cash used in operating activities was $129.1 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $191.5 million adjusted for $26.4 million of non-cash items, including share-based compensation expense of $14.0 million, a loss on early extinguishment of debt of $1.5 million, and a loss from remeasurement of development derivative liability of $10.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $27.3 million and a net decrease in operating assets of $8.6 million.  The net decrease in operating assets resulted primarily from a decrease in prepaid expenses of $9.5 million offset by an increase in other assets of $0.9 million.

Net cash used in operating activities was $86.8 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of $90.6 million adjusted for non-cash items, including share-based compensation expense of $5.9 million, accretion of discounts on borrowings of $0.5 million, a net increase in operating assets and liabilities of $2.6 million, which resulted primarily from an increase in prepaid expenses of $11.8 million, an increase in other current assets of $0.1 million, partially offset by a net increase in accounts payable and accrued expenses of $9.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 was $1.5 million due to the purchase of fixed assets for our offices. There was no cash used in investing activities during the nine months ended September 30, 2018.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $388.3 million during the nine months ended September 30, 2019 and consisted primarily of proceeds from the issuance of the Convertible Notes in September 2019 of $212.9 million, the issuance of common stock in our March follow-on offering of $110.3 million, the receipt of $120.0 million from the SFJ Agreement and $2.4 million upon the exercise of stock options, offset by $28.7 million for the repayment of our term loan facility and promissory note, $28.4 million for capped call premiums paid and the payment of deferred issuance costs associated with our follow-on offering of $0.6 million.

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

We believe that our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We believe that our cash and cash equivalents as of September 30, 2019 will be sufficient to fund our operations for at least the next twelve months from the date of issuance of the unaudited interim consolidated financial statements. We do not expect our cash and cash equivalents as of September 30, 2019 will be sufficient to enable us to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete the development of APL-2 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of APL-2 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, APL-2 and future product candidates, such as APL-9;
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

On September 16, 2019, we completed a private offering of $220.0 million aggregate principal amount of Convertible Notes.

The Convertible Notes are our senior unsecured obligations and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

During the third quarter, we have entered into contracts to conduct research and development activities with third parties which commit the company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product.  The scope of the services under the research and development contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If we were to cancel these contracts, we would be required only to pay for activities incurred through termination date.

Other than the issuance and sale of the Convertible Notes, the SFJ agreement, and the additional right of use liabilities due to additional leased office space during the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments as of December 31, 2018 as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $434.0 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $191.5 million for the nine months ended September 30, 2019 and $127.5 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $468.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock, the development funding agreement with SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2019 and the years ended December 31, 2016, 2017 and 2018, we used net cash of $129.1 million, $26.0 million, $46.6 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of September 30, 2019, our cash and cash equivalents were $434.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of APL-2 in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our cash and cash equivalents as of September 30, 2019, will not be sufficient to complete our ongoing and planned Phase 3 clinical trials of APL-2 or to complete development of APL-2 or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2020. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, APL-2 and future product candidates, such as APL-9;
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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the FDA or EMA for the use of APL-2 as a treatment for PNH we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding payment made under the SFJ Amendment). Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

Our indebtedness could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes.

We incurred $220.0 million of indebtedness as a result of the sale of the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due the Convertible Notes, and our cash needs may increase in the future.

Servicing the Convertible Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on the Convertible Notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Convertible Notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of our Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change at a price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would decrease our diluted weighted-average earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Convertible Notes, or otherwise, that could have an adverse impact on our financial statements.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

There are no approved therapies that act by inhibiting C3, and we may not be able to successfully develop and commercialize APL-2 or other product candidates.

APL-2 is a novel therapeutic compound and its potential benefit in controlling autoimmune and inflammatory diseases has not been established. APL-2 is designed to control disease through inhibition of C3. There are no approved therapies that act by inhibiting C3 and only one approved therapy that acts by inhibiting the complement system. As a result, APL-2 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet demonstrated efficacy and safety for APL-2 or any other product candidates in a pivotal trial or obtained marketing approval of any product candidate. We have evaluated APL-2 in preclinical studies and in clinical trials, and have advanced APL-2 into Phase 3 clinical development in geographic atrophy, or GA, and paroxysmal nocturnal hemoglobinuria, or PNH, but we have not obtained regulatory approval to sell any product based on our therapeutic approaches.

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of APL-2 intravitreal drug product.  We also voluntarily implemented a pause in our Phase 1b/2 trial of APL-2 in patients with wet AMD, which we subsequently discontinued.  A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of APL-2 in patients with wet AMD, were treated with APL-2 from this manufacturing lot and each patient developed non-infectious inflammation.  Inflammation in all eight patients completely resolved. We reviewed these events with the data safety monitoring board for the ophthalmology program, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the likely source of inflammation resided in an impurity in the active pharmaceutical ingredient that was introduced by the scale-up of the manufacturing process to produce commercial lot sizes. We modified our manufacturing process in order to eliminate the impurity and have manufactured sufficient supply of APL-2 utilizing the modified manufacturing process to conduct the Phase 3 GA program. In March 2019, we restarted enrollment of our Phase 3 clinical program in GA.

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

In particular, the successful completion of our clinical development program for APL-2 for the treatment of certain indications is dependent upon our ability to enroll a sufficient number of patients. PNH, cold agglutin disease or CAD, and glomerular diseases with complement involvement, are rare diseases with small patient populations, and many of those patients are treated with other therapies or products. Further, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved therapeutic approaches. Given the severe and life-threatening nature of these indications and the expectation that many patients will be on treatment with other therapies or products, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned clinical trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of APL-2 in a timely and cost-effective manner.

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

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We are currently developing sales, marketing and distribution infrastructure to support the commercialization of our product candidates.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed by Novartis AG as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody, in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Ophthotech Corporation in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Allegro Ophthalmics LLC, Allergan PLC, Genentech, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth BioTherapeutics Corp., Gyroscope Therapeutics, and BioTime, Inc.

The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion. Eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.

We are aware of several other companies that are actively developing product candidates for the treatment of PNH, including AMY-101, a C3 complement inhibitor being developed by Amyndas Pharmaceuticals SA; ALN-CC5, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials; Coversin, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 2 clinical trials; Zilucoplan, a cyclic peptide C5 inhibitor being developed by Ra Pharmaceuticals, Inc., or Ra, currently in Phase 2 clinical trials, and LNP-023, a Factor B inhibitor being developed by Novartis currently in Phase 2 clinical trials; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc. Achillion Pharmaceuticals, Inc., or Achillion, is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 2 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548, currently in early clinical development. Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are no currently marketed drug treatments for CAD but treatments in development, include fostamatinib, a spleen tyrosine kinase inhibitor being developed by Rig Pharmaceuticals, Inc., in Phase 2 clinical trials, and sutimlimab, a C1s monoclonal antibody inhibitor, being developed by Sanofi, in Phase 3 clinical trials.

There are no currently marketed drug treatments for glomerular diseases with complement involvement, but treatments in development include OMS721, a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, being developed by Omeros Corp. as a treatment for IgA nephropathy, in Phase 3 clinical trials; voclosporin being developed by Aurinia Pharmaceuticals for lupus nephritis is in Phase 3 clinical trials, and avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc., in Phase 2 clinical trials; LNP023, a complement factor inhibitor being developed by Novartis, for C3 glomerulopathy is in Phase 2 clinical trials; and danicopan being developed by Achillion for C3 glomerulopathy, in Phase 2 clinical trials.

In October 2019, agreements for the acquisitions of Achillion by Alexion and of Ra by UCB were announced.  According to those companies, each acquisition is are expected to close in the first half of 2020, pending satisfaction of closing conditions and approval from relevant regulatory agencies. Additionally, in October 2019 Alexion obtained an option to co-develop and commercialize elamipretide for certain indications, including geography atrophy, from Stealth BioTherapeutics.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. In July 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. The number of our employees has increased from 74 on September 30, 2018 to 201 on September 30, 2019.  Our headquarters are located in Kentucky and we maintain additional offices in Massachusetts and California. We intend to relocate our headquarters to Massachusetts, effective as of January 1, 2020. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of APL-2 and any other product candidates;
•	the success of existing or new competitive products or technologies;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	short positions, hedging or other transactions in our securities in connection our offering of convertible notes;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 30, 2019, we had 63,872,762 shares of common stock outstanding.  All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

We have registered all shares of common stock that we may issue under our equity compensation plans. As of September 30, 2019, we had options to purchase an aggregate of 10,374,342 shares of our common stock outstanding, of which options to purchase 4,485,802 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,178,984 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of September 30, 2019, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 28.7% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 18.8% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: November 5, 2019	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2019	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)