Form 10-K
period 2019-12-31
Apellis Pharmaceuticals, Inc.
filed 2020-02-27
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38276

APELLIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its Charter)

delaware	27-1537290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Fifth Avenue Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 977-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	APLS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $1,151,210,910. The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 21, 2020 was 75,321,471.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2020 Annual Meeting of Stockholders.   Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	our plans to initiate clinical trials of our current and future product candidates;

•	the potential clinical benefits and attributes of our current and future product candidates and the inhibition of C3;

•	our plans to develop our current and future product candidates for any additional indications;

•	our plans to research, develop and commercialize our current and future product candidates;

•	our plans to potentially seek to enter into collaborations for the development and commercialization of our current and future product candidates;

•	the potential benefits of any future collaboration;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.

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

We have the most advanced clinical programs targeting C3 with Phase 3 clinical trials of our lead product candidate, pegcetacoplan, formerly known as APL-2, in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. Pegcetacoplan has already shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and C3 glomerulopathy, or C3G. We are developing compounds targeting C3, including APL-9, for intravenous administration and plan to conduct clinical trials of these compounds in additional complement-dependent indications. We hold worldwide commercialization rights to pegcetacoplan, APL-9 and other novel compounds targeting C3.

Intravitreal administration of pegcetacoplan.

We are developing pegcetacoplan for intravitreal administration in ophthalmological indications. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018, which we refer to as the DERBY and OAKS trials. We expect that both trials will be fully enrolled by the end of the first half of 2020 and that we will announce data from these trials in mid-2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

Subcutaneous administration of pegcetacoplan.

We are developing pegcetacoplan for subcutaneous administration in several indications, including PNH, CAD and C3G.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in patients with PNH who exhibited moderate to severe anemia (specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL) while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p<0.0001) and showing promising results in key secondary endpoints, including transfusion avoidance and absolute reticulocyte count. In the trial, the safety profile of pegcetacoplan was comparable to eculizumab. We plan to present detailed 16-week results from the PEGASUS trial at a future scientific meeting and expect to report 48-week topline data in the second half of 2020.

In September 2019 we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab, or eculizumab treatment-naïve patients. We expect to complete enrollment in this trial in the first half of 2020 and to present top-line data in the first quarter of 2021. We refer to this trial as the PRINCE trial.

We intend to meet with regulatory agencies in the first half of 2020 to discuss what information is required to support regulatory submissions of a new drug application, or NDA, and a marketing authorization application, or MAA, for pegcetacoplan in PNH.

CAD. In our ongoing Phase 2 clinical trials of pegcetacoplan in patients with CAD, patients have achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the first half of 2020.

C3G. We are conducting a Phase 2 clinical trial of pegcetacoplan for C3G and other glomerular diseases with complement involvement. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the first half of 2020.

Intravenous C3 inhibition.

We are developing compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use.

Our Programs

Our lead product candidate, pegcetacoplan, is a C3 inhibitor. Pegcetacoplan is a conjugate of a compstatin analogue, formulated both for intravitreal administration by injections directly into the eye, and systemic administration by subcutaneous injection, which is an injection into the tissue under the skin. We are also developing compounds targeting C3 for intravenous administration.

The following table summarizes key information about our ongoing clinical programs:

Program	Clinical Trials	Trial Participants	Estimated Timeline

Intravitreal pegcetacoplan
GA	Phase 3 trials (DERBY/OAKS)	Patients with GA	Complete enrollment 1H 2020; top-line data mid-2021

Subcutaneous pegcetacoplan
PNH	Phase 3 trial (PEGASUS)	Eculizumab-treated patients with PNH	Top-line data reported January 2020; 48 week data by 2H 2020
	Phase 3 trial (PRINCE)	Treatment-naïve patients with PNH	Complete enrollment 1H 2020; top-line data 1Q 2021
CAD	Phase 2 trial	Patients with CAD	Plans to be announced 1H 2020

C3G	Phase 2 trial	Patients with glomerular diseases with complement involvement	Plans to be announced 1H 2020

Intravenous C3 inhibition
Gene therapies	Phase 1 trial	Healthy patients	Plans to be announced 2020

Intravitreal Pegcetacoplan

We are developing pegcetacoplan to be injected intravitreally as a monotherapy for patients with ophthalmological indications, including geographic atrophy, or GA. GA is an advanced form of age-related macular degeneration, or AMD, which is a disorder of the central portion of the retina characterized by progressive retinal cell death that ultimately leads to blindness. GA is a disease with significant unmet need that affects approximately one million patients in the United States and for which there are no U.S. Food and Drug Administration, or FDA, approved therapies. In July 2018, we received fast track designation from the FDA for pegcetacoplan in GA.

Our ongoing Phase 3 clinical program in GA consists of two 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials (DERBY and OAKS) at 200 sites worldwide to assess the efficacy and safety of multiple intravitreal injections of pegcetacoplan in patients with GA. Patients in each Phase 3 trial receive a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months. In the sham-injection cohorts, patients receive a simulated injection. As with our Phase 2 clinical trial, the primary endpoint of each trial is the change in total area of GA lesions in the study eye from baseline to month 12 compared to sham. The measurements of change will be analyzed at 12 months (primary endpoint) and 24 months. We dosed the first patient in the Phase 3 trials in September 2018. We expect that both trials will be fully enrolled by the end of the first half of 2020 and that we will announce data from these trials in mid-2021.

Subcutaneous Pegcetacoplan

PNH

We are developing pegcetacoplan to be injected subcutaneously as a monotherapy for patients with PNH. PNH is a rare, life-threatening, chronic, debilitating blood disorder characterized by the absence of certain proteins that normally regulate complement activity on the surface of blood cells. As a consequence, patients with PNH suffer from significant and chronic red blood cell loss, or hemolysis. The only therapies currently approved for the treatment of PNH, eculizumab (Soliris) and ravulizumab (Ultomiris), both of which are marketed by Alexion Pharmaceuticals, Inc., or Alexion, inhibit the complement system by targeting C5, a protein that is downstream from C3 in the complement cascade. Retrospective studies have reported that, even when treated with eculizumab, up to 70% of people with PNH have low hemoglobin levels and up to 36% require one or more transfusions a year. Based on prevalence data published in an abstract in a peer-reviewed journal, we estimate that there are approximately 15,000 patients with PNH worldwide.

If our clinical development of pegcetacoplan for PNH is successful, we believe that pegcetacoplan could be a best-in-class therapy for PNH, differentiated by mechanism, and that pegcetacoplan has the potential to significantly increase the quality of life of patients with PNH as compared to the current standard of care.

We initiated the Phase 3 PEGASUS trial in June 2018. The PEGASUS trial, is an 80-patient randomized head-to-head trial comparing pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of less than 10.5 g/dL, regardless of eculizumab dose or transfusion history. The primary efficacy of the trial is the change in hemoglobin level from baseline at week 16.

The treatment period of the PEGASUS trial consists of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label pegcetacoplan only period. During the run-in period, all patients receive twice-weekly subcutaneous doses of 1,080 mg of pegcetacoplan in addition to patients’ then current dose of eculizumab. The run-in period was designed to provide patients with sufficient plasma concentration of pegcetacoplan to provide for what we expected to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients received either 1,080 mg of pegcetacoplan twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. Following completion of the randomized treatment period with either pegcetacoplan monotherapy or eculizumab monotherapy, all 80 patients had the option to receive pegcetacoplan monotherapy for 32 weeks in an open-label treatment period.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001). At week 16, pegcetacoplan-treated patients (n = 41) had an adjusted mean hemoglobin increase of 2.4 g/dL from a baseline of 8.7 g/dL, compared to eculizumab-treated patients (n = 39) who had a change of -1.5 g/dL from a baseline of 8.7 g/dL.

Additionally, pegcetacoplan showed promising results in key secondary endpoints. Pegcetacoplan met non-inferiority on transfusion avoidance and absolute reticulocyte count. Pegcetacoplan did not meet non-inferiority to eculizumab on mean LDH levels, which we believe is primarily due to the small number of eculizumab-treated patients who completed the 16 week randomized treatment period without transfusions. Pegcetacoplan showed positive trends on LDH and fatigue as measured by the FACIT-fatigue score.

The following table summarizes the reported results from the key secondary endpoints of the PEGASUS trial.

LDH = Lactate Dehydrogenase. FACIT = Functional Assessment of Chronic Illness Therapy. Mean (SE) = Adjusted means (SE) are based on the mixed model repeated measures (MMRM) analysis. CI = Confidence Interval. SE = Standard Error.

Key Secondary Endpoints analyses are based on pre-specified Non-Inferiority Margins. Non-inferiority is achieved if the LCL or UCL of the 95% CI of the treatment difference meets the pre-specified margin.

*Not tested: As LDH did not achieve non-inferiority, no other endpoints were tested.

The statistical analysis plan for the PEGASUS trial provided for use of the mixed model—repeated measures (MMRM) method. To avoid the effect of transfusions in hemoglobin levels during the 16-week randomization period of the trial, if a patient received a transfusion during the 16-week randomization period, any measurements after the first transfusion were censored from the data used in the MMRM analysis. The treatment effects using observed data from the trial, which included all post-transfusion measurements, were consistent with and supportive of the reported results from the MMRM analysis.

In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to eculizumab. Seven of 41 patients (17.1%) in the pegcetacoplan group experienced a serious adverse event, or SAE, and 6 of 39 patients (15.4%) in the eculizumab group experienced SAEs. No cases of meningitis and no deaths were reported in either treatment group. The most common adverse events reported during the 16-week, randomized, controlled treatment period in the pegcetacoplan and eculizumab groups, respectively, were injection site reactions (36.6% vs. 2.6%), diarrhea (22.0% vs. 0%), headache (7.3% vs. 20.5%) and fatigue (4.9% vs. 15.4%). Another common adverse event was hemolysis, which was reported in four patients in the pegcetacoplan group (9.8%) and nine patients in the eculizumab group (23.1%). This led to the three discontinuations in pegcetacoplan group.

All patients who completed the randomization period in both groups (77/80) entered the 32-week open-label pegcetacoplan treatment period. We plan to present detailed 16-week results from the PEGASUS trial at a future scientific meeting and expect to report 48-week topline data in the second half of 2020.

We initiated the Phase 3 PRINCE trial in September 2019. The PRINCE trial is a 54-patient randomized, multicenter, open-label trial to evaluate the efficacy of pegcetacoplan in treatment-naïve patients. The primary endpoints are avoidance of a greater than 1 g/dL decrease in hemoglobin level from baseline in the absence of transfusion through week 26 and reduction in lactate dehydrogenase (LDH) level from baseline to week 26, in patients with PNH who are currently not being treated with complement inhibitors. Secondary endpoints include hemoglobin response (defined as an increase in hemoglobin levels greater than or equal to 1 g/dL), change in absolute reticulocyte count, change in hemoglobin levels, number of packed red blood cells transfused, change in FACIT score, hemoglobin normalization and LDH normalization. We expect to complete enrollment in this trial in the first half of 2020 and to present top-line data in the first quarter of 2021.

We intend to meet with regulatory agencies in the first half of 2020 to discuss what information is required to support regulatory submissions of an NDA and an MAA for pegcetacoplan in PNH. The FDA has advised us that, for the approval of a new treatment for PNH, hemoglobin stabilization in conjunction with change in transfusion dependence constitute accepted clinical benefit, but that a rise in hemoglobin levels may not translate to clinical benefit in patients who entered the trial with high hemoglobin levels, such as permitted by the inclusion criteria of the PEGASUS trial, and who do not require transfusions. We believe that the data from the PEGASUS trial support a finding of clinical benefit. As clinical data is susceptible to varying interpretations and analyses, we will need to discuss our data with the FDA, European Medicines Agency, or EMA, and other regulatory agencies before we can determine our next steps.

In April 2014, we received orphan drug designation from the FDA for pegcetacoplan for PNH. In February 2019 we received fast track designation from the FDA for pegcetacoplan for patients with PNH, which superseded the fast track designation we received in December 2016 for pegcetacoplan for the subset of patients with PNH who continue to require transfusions despite receiving therapy with eculizumab.

CAD

We are developing pegcetacoplan to be injected subcutaneously as a monotherapy for patients with CAD. In March 2018, we initiated a Phase 2 clinical trial of pegcetacoplan administered by subcutaneous injection in patients with CAD. CAD is a severe, chronic rare autoimmune disorder caused by pathogenic immunoglobulin M antibodies that react with red blood cells at body temperatures below 30oC and leads to clumping, or agglutination, of red blood cells. Agglutinated red blood cells activate the complement system leading to destruction of the red blood cells. The disease is often characterized by chronic anemia, severe fatigue, and an increased risk of life-threatening events such as stroke. There are an estimated 10,000 CAD patients across the United States and Europe. There are currently no approved therapies for CAD.

In June 2019, we announced interim data from the Phase 2 trial. As of June 15, 2019, we had enrolled 13 patients with CAD in the Phase 2 trial, of which 10 patients had been treated for at least 168 days. In this clinical trial, treatment with pegcetacoplan reduced extravascular hemolysis, measured by increased hemoglobin levels and reduced reticulocytes and bilirubin levels, and intravascular hemolysis measured by reduced LDH in patients with CAD. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the first half of 2020.

C3G

We are currently conducting a Phase 2 clinical trial of pegcetacoplan in C3G and other glomerular diseases in which complement has been implicated including IgA nephropathy, primary membranous nephropathy and lupus nephritis. We initiated this trial in the first quarter of 2018. The primary endpoint is change from baseline in proteinuria at week 48 as quantified by urine protein-to-creatinine ratio, or uPCR. Secondary endpoints include analysis of serum C3 and estimated glomerular filtration rate.

In November 2019, we presented preliminary data from six patients in the C3G cohort of the Phase 2 trial. The data showed that pegcetacoplan may have the potential to target the underlying disease process of C3G. In the six patients, the preliminary data showed a downward trend in mean proteinuria as measured by uPCR. Mean (SE) uPCR decreased from 2.03 (0.46) mg/mg to 1.05 (0.23) mg/mg at study day 84 (normal range < 0.200 mg/mg), and a corresponding normalization of mean serum albumin was observed. Serum C3 levels also increased in all six of these patients. No serious adverse events and no discontinuations due to adverse events were reported in patients with C3G.

In December 2018, we received orphan drug designation from the FDA for the treatment of C3G. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the first half of 2020.

Intravenous C3 Inhibition

We are developing compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use.

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

Complement activation and its effects can be inhibited in multiple ways. By targeting complement proteins upstream of C3, one of the three principal activation pathways can be inhibited. For example, inhibition of factor B or factor D results in inhibition of the alternative pathway, but not the classical or lectin pathways. The complement system can also be inhibited by targeting complement proteins downstream of C3, which results in limited inhibition of complement effects. For example, inhibition of C5 leads to inhibition of the formation of the membrane attack complex and C5a-mediated inflammation but does not affect opsonization or C3a-mediated inflammation.

We have designed pegcetacoplan to target complement proteins centrally at the level of C3. We believe that this approach can result in broad inhibition of the complement pathways and has the potential to effectively control complement-dependent diseases, including GA, PNH, CAD, and C3G. We believe that pegcetacoplan has the potential to be a best-in-class treatment and may address the limitations of existing treatment options or provide a treatment option where there is none.

Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of therapeutics to treat autoimmune and inflammatory diseases through complement inhibition. We hold worldwide commercialization rights to pegcetacoplan and have the flexibility to develop and potentially commercialize pegcetacoplan ourselves or alternatively to seek to enter into collaborations with industry partners. To achieve our goals, we are pursuing the following strategies:

•

Complete Phase 3 clinical development of intravitreal pegcetacoplan in GA. We are developing pegcetacoplan as monotherapy for GA, administered by intravitreal injections. We are conducting two 600-patient Phase 3 clinical trials of pegcetacoplan in GA to assess the efficacy and safety of multiple intravitreal injections of pegcetacoplan in patients with GA. We expect to have fully enrolled both trials by the end of the first half of 2020 and that we will announce data from these trials in mid-2021.

•

Prepare for regulatory submission and commercialization of subcutaneous pegcetacoplan in PNH. We are developing pegcetacoplan as monotherapy for patients with PNH, administered by subcutaneous injection. In January 2020, we announced top-line data from the Phase 3 PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001) and showed promising results in key secondary endpoints, including transfusion avoidance and absolute reticulocyte count. We plan to present detailed 16-week results from the PEGASUS trial at a future scientific meeting and expect to report 48-week topline data in the second half of 2020. We expect to complete enrollment in the PRINCE trial in the first half of 2020 and to present top-line data in the first quarter of 2021. We intend to meet with and discuss our data with the FDA, EMA and other regulatory agencies in the first half of 2020 to discuss what information is required to support regulatory submissions of an NDA and an MAA for pegcetacoplan in PNH.

•

Continue clinical development of subcutaneous pegcetacoplan in other indications, including CAD and C3G. We are developing pegcetacoplan for patients with CAD and C3G, administered by subcutaneous injection. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD and C3G in the first half of 2020.

•

Continue development of our intravenous C3 inhibition program and expand our pipeline. We are developing compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with AAV vector administration for gene therapies. In addition, we believe that our core expertise in complement inhibition and our understanding of immunology and the role of the complement system in disease, positions us to continue to develop a pipeline of treatments for a broad range of autoimmune and inflammatory diseases with pegcetacoplan and additional new product candidates.

Intravitreal pegcetacoplan

Geographic Atrophy

Background

GA is a type of advanced age-related macular degeneration, or AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we believe that at least one million people in the United States have GA.

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

Because pegcetacoplan both blocks the production of C3a and C5a and prevents the accumulation of C3 fragments on retinal cells through the inhibition of C3, we believe that pegcetacoplan may control complement activation in the retinal environment to return to its quiescent state. We do not believe that selective inhibitors of the alternative pathway, which would only partially block the formation of C3b on the retinal cell surface, or C5 inhibitors, which cannot prevent C3b deposition on retinal cells, can cause the retinal environment to return to its quiescent state.

Current Therapies and Their Limitations

There are no therapies approved to treat GA. There are, however, therapies in development for GA. For instance, Zimura, a C5 inhibitor being developed by Iveric Bio, is in Phase 2/3 trials.

Benefits of Our Approach

We believe pegcetacoplan, with its inhibition of complement activation at the level of C3 in the retinal environment, may provide the following benefits:

•

Prevention or reduction of the rate of retinal cell death progression. We believe pegcetacoplan may mitigate or prevent retinal cell death in GA. In our Phase 2 trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

•

Potential application to all patients with GA independent of complement pathway causing disease progression. Pegcetacoplan, by targeting C3, has been designed to inhibit all three principal complement activation pathways and may therefore be effective in a broad patient population. We believe, based on the genetic marker and other data from our analysis of our Phase 2 trial, that the activity of pegcetacoplan does not depend upon the activation of any particular complement pathway.

Clinical Development

We initiated Phase 3 clinical trials of pegcetacoplan in patients with GA following completion of a Phase 2 clinical trial in patients with GA, which we refer to as the FILLY trial. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period for the Phase 2 FILLY trial and in February 2018 we completed the analysis of data from the six-month monitoring period from that trial. Prior to the FILLY trial, we completed a Phase 1 clinical trial of pegcetacoplan in patients with wet AMD in 2016. In July 2018, we received fast track designation from the FDA for pegcetacoplan in GA.

Phase 3 Clinical Trials

Our Phase 3 clinical program for the development of intravitreal pegcetacoplan is ongoing. The Phase 3 program in GA consists of two 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials to assess the efficacy and safety of multiple intravitreal injections of pegcetacoplan in patients with GA, with the goal of enrolling a total of 1,200 patients across approximately 200 sites worldwide. We refer to these trials as the DERBY and OAKS trials. We dosed the first patient in our Phase 3 trials in September 2018. We believe that both trials will be fully enrolled by the end of the first half of 2020 and that we will announce data from these trials in mid-2021.

Patients in each Phase 3 trial receive a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months. In the sham-injection cohorts, patients receive a simulated injection. As with our Phase 2 clinical trial, the primary endpoint of each trial is the change in total area of GA lesions in the study eye from baseline to month 12 compared to sham. The measurements of change in lesion size will be analyzed at 12 months (primary endpoint) and 24 months. We set statistical significance as a p-value of 0.05 or less, meaning that there is a 1 in 20 or less probability that the observed results occurred by chance. Patients who develop new onset exudation in the study eye will continue to be treated with pegcetacoplan along with anti-VEGF injections, the current standard of care for wet AMD.

The observation intervals in pivotal studies in AMD are typically 24 months in total duration in order to meet regulatory requirements for long-term safety and to demonstrate durability of the treatment effect on anatomical and functional endpoints. However, based on our experience in the Phase 2 FILLY trial, we believe that pegcetacoplan can show treatment effect at 12 months and we therefore plan to analyze the data after all patients have completed 12 months of treatment in the trial in addition to a second assessment after 24 months of treatment. This design is in line with the recommendations of the FDA and the EMA.

We are using a liquid formulation of pegcetacoplan in our Phase 3 trials instead of the freeze-dried formulation that we used in the Phase 2 FILLY trial, which we believe may reduce the incidence of endophthalmitis.

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical trials in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan intravitreal drug product. Four patients in the Phase 3 GA program were treated with pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in all patients completely resolved. We reviewed these events with the data safety monitoring board for our GA trials, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the source of inflammation resided in a contaminant or impurity in the active pharmaceutical ingredient. We resumed the trials in March 2019.

Phase 2 Clinical Trial

In the third quarter of 2015, we initiated a Phase 2 multicenter, randomized, single-masked, sham-controlled clinical trial of pegcetacoplan in patients with GA, which we refer to as the FILLY trial, at more than 40 clinical sites, primarily located in the United States. We enrolled 246 patients in the trial. Patients were randomized in a 2:2:1:1 manner to receive pegcetacoplan monthly, pegcetacoplan every other month, sham injection monthly or sham injection every other month. Patients in the pegcetacoplan arms received a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 12 months followed by six months of monitoring without treatment. In the sham-injection cohorts, patients receive a simulated injection. Study eyes received up to 13 injections in the monthly arm, and up to seven injections in the every other month arm. Eyes were evaluated for GA at the end of months two, six, 12 and 18.

We conducted this trial to assess the safety, tolerability, pharmacokinetics, or PK, and evidence of activity of multiple intravitreal injections of pegcetacoplan in patients with GA in at least one eye. The primary efficacy endpoint was change in the square root of GA lesion size from baseline to month 12 in each treatment arm when compared to sham in the modified intent to treat population, which included 84 patients receiving administration of pegcetacoplan every month, 78 patients receiving administration of pegcetacoplan every other month and 80 patients in the group receiving sham injections. The primary safety endpoint was the number and severity of local and systemic treatment emergent adverse events. The trial was monitored by a safety monitoring committee.

We announced 12-month results of the Phase 2 trial in August 2017. After 12 months, patients treated monthly with pegcetacoplan showed a 29% reduction in the rate of GA lesion growth compared to sham, with a p-value of 0.008, and patients treated every other month showed a 20% reduction compared to sham, with a p-value of 0.067. The rate of GA lesion growth in the sham was consistent with the rate of lesion growth in patients with GA in third-party historical studies. These data are shown in the figure below.

EOM = Every other month

We set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less statistical probability that the observed results occurred by chance rather than as a result of a treatment effect. Because the p-value of these results was less than 0.1, they are statistically significant.

After the 12-month treatment period, patients were monitored for a further six months without treatment. During the monitoring period, the GA lesions in the previously treated groups grew at a rate similar to sham but the treatment effect was maintained for the full 18 months. Patients who received monthly pegcetacoplan, and for whom images were available at 12 and 18 months showed a 12% reduction in the growth rate of lesions over the six-month monitoring period compared to sham, while patients who received every other month administration of pegcetacoplan showed a 9% reduction in the growth rate of lesions over the six-month monitoring period compared to sham. These differences are not considered to be statistically significant. In the modified intent to treat population over the full 18-month period, patients who received monthly pegcetacoplan showed a 20% reduction in the growth rate of lesions over the full 18-month period compared to sham, while patients who received every other month administration of pegcetacoplan showed a 16% reduction in the growth rate of lesions over the full 18-month period compared to sham.

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

In addition, during the 12-month treatment period and the six-month monitoring period, we observed a higher incidence of new onset exudation in the study eyes treated with pegcetacoplan as compared to sham, predominantly in patients with a history of wet AMD in the fellow eye. Specifically, we observed that, after the 12-month treatment period and the six-month monitoring period, 18 patients (21%) receiving administration of pegcetacoplan every month and seven patients (9%) receiving administration of pegcetacoplan every other month showed new onset exudation in the study eye, as compared to one patient (1%) in the sham group.

Patients who experienced new onset exudation in the study eye were discontinued from treatment with pegcetacoplan and, in all but one case, treated with standard of care anti-VEGF injections under supervision. There was no meaningful negative impact on visual acuity resulting from the new onset exudations.

Phase 1b/2 Clinical Trial in Wet AMD

We conducted a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of intravitreal pegcetacoplan therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the study eye in the second quarter of 2018.  As with our Phase 3 program in GA, we voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD in October 2018. We decided to discontinue the Phase 1b/2 trial of pegcetacoplan in patients with wet AMD.

Phase 1 Clinical Trial in Low Vision Geography Atrophy

We are conducting a Phase 1b clinical trial to evaluate the safety of monthly intravitreal treatments with pegcetacoplan in up to 12 patients with GA secondary to AMD and with low vision, which we initiated in September 2018.

Phase 1 Clinical Trial

We conducted a Phase 1 open label, ascending single-dose clinical trial of pegcetacoplan administered by intravitreal injection in patients with wet AMD who were receiving anti-VEGF therapy. We conducted the trial at multiple clinical sites both within and outside the United States to assess safety, tolerability and PK of pegcetacoplan. In this trial, patients received a single dose of pegcetacoplan by intravitreal injection followed by 113 days of monitoring. We enrolled eighteen patients in the trial, in three cohorts, at doses of 5 mg (3 patients), 10 mg (3 patients) and 20 mg (12 patients) of pegcetacoplan. Pegcetacoplan was well tolerated, and no serious adverse events were reported. Based on the results, we determined to evaluate a dose of 15 mg in our Phase 2 trial.

Preclinical Studies

We have conducted preclinical studies in monkeys to assess the safety of pegcetacoplan injected intravitreally. A full toxicological review, including histopathological examinations of both eyes and of multiple additional tissues from each monkey revealed no evidence of pegcetacoplan -related toxicity changes at any of the doses tested.

Subcutaneous Pegcetacoplan

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

Current Therapies and Their Limitations

Eculizumab, marketed as Soliris, and ravulizumab, marketed as Ultomiris, both by Alexion, are the only therapies that have been approved for the treatment of PNH. Alexion has reported that eculizumab had worldwide sales of more than $3.6 billion in 2018 for its three approved indications, PNH, atypical hemolytic-uremic syndrome, or aHUS, and refractory myasthenia gravis in ACHR+ adults. Eculizumab, which is administered every two weeks intravenously, or directly into the veins, is designed to treat PNH by targeting C5 and preventing the formation of the membrane attack complex and intravascular hemolysis. Many patients with PNH on treatment with eculizumab continue to be anemic. Ravulizumab is administered intravenously every weeks and subcutaneously once per week and is designed to have a longer half-life and greater inhibition of C5 than eculizumab. Ravulizumab was tested in two Phase 3 non-inferiority trials with Soliris and was found to be non-inferior.

Retrospective studies have reported that up to 70% of patients with PNH who are on treatment with eculizumab remained anemic and up to 36% of patients on eculizumab continued to require at least one transfusion per year. In these studies, 100% of patients with PNH on eculizumab showed evidence of C3-related opsonization on their red blood cells. We believe that uncontrolled extravascular hemolysis is responsible in part for these continuing complications.

Benefits of Our Approach

We believe that, because pegcetacoplan inhibits complement activation at the level of C3, pegcetacoplan may provide the following benefits in controlling PNH:

•

Prevention of intravascular hemolysis and its consequences. Pegcetacoplan may prevent the formation of the membrane attack complex on blood cells and may thereby prevent the activation of mutant platelets and intravascular hemolysis, thus reducing the risk of thrombosis, the leading cause of mortality in PNH, as well as reducing anemia.

•

Prevention of extravascular hemolysis and its consequences. Pegcetacoplan may prevent C3b opsonization, on blood cells, and may thereby prevent extravascular hemolysis, further reducing anemia and transfusion dependency in patients with PNH.

•

Ease and convenience of use. We believe that the ability to self-administer pegcetacoplan by subcutaneous injection on a regular basis could improve the quality of life for patients with PNH by eliminating the need to travel to a health care facility for intravenous treatment.

Clinical Development

Our clinical development program is guided by a planned commercial switch-over strategy for pegcetacoplan. Under this strategy, if we are able to obtain marketing approval for pegcetacoplan for PNH, we plan to allow PNH patients on treatment with eculizumab to assess the benefit of pegcetacoplan in co-treatment with eculizumab for a limited time, before deciding to switch to pegcetacoplan monotherapy or to revert to eculizumab monotherapy.

Phase 3 Clinical Trial - PEGASUS

We initiated the Phase 3 PEGASUS trial in patients in June 2018. The PEGASUS trial is an 80-patient randomized head-to-head trial comparing pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of less than 10.5 g/dL, regarding of eculizumab dose or transfusion history. The primary efficacy endpoint of the trial is the change in hemoglobin level from baseline at week 16. The PEGASUS trial was fully enrolled in June 2019. The treatment period of the trial consists of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label pegcetacoplan only period. During the run-in period, all patients receive twice-weekly subcutaneous doses of 1,080 mg of pegcetacoplan in addition to patients’ then current dose of eculizumab. The run-in period is designed to provide patients with sufficient plasma concentration of pegcetacoplan to provide for what we expected to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients received either 1,080 mg of pegcetacoplan twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. Following completion of the randomized treatment period with either pegcetacoplan monotherapy or eculizumab monotherapy, all 80 patients had the option to receive pegcetacoplan monotherapy for 32 weeks in an open-label treatment period.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001). At week 16, pegcetacoplan-treated patients (n = 41) had an adjusted mean hemoglobin increase of 2.4 g/dL from a baseline of 8.7 g/dL, compared to eculizumab-treated patients (n = 39) who had a change of -1.5 g/dL from a baseline of 8.7 g/dL. Additionally, pegcetacoplan showed promising results in key secondary endpoints. Pegcetacoplan met non-inferiority on transfusion avoidance and absolute reticulocyte count. Pegcetacoplan did not meet pre-specified criteria for non-inferiority on mean LDH levels. Pegcetacoplan showed positive trends on LDH and fatigue as measured by the FACIT-fatigue score. The statistical analysis plan for the PEGASUS trial provided for use of the mixed model—repeated measures (MMRM) method. To avoid the effect of transfusions in hemoglobin levels during the 16-week randomization period of the trial, if a patient received a transfusion during the 16-week randomization period, any measurements after the first transfusion were censored from the data used in the MMRM analysis. The treatment effects using observed data from the trial, which included all post-transfusion measurements, were consistent with and supportive of the reported results from the MMRM analysis.

In the trial, the safety profile of pegcetacoplan was comparable to eculizumab. Seven of 41 patients (17.1%) in the pegcetacoplan group experienced a serious adverse event, or SAE, and six of 39 patients (15.4%) in the eculizumab group experienced SAEs. No cases of meningitis and no deaths were reported in either treatment group. The most common adverse events reported during the 16-week, randomized, controlled treatment period in the pegcetacoplan and eculizumab groups, respectively, were injection site reactions (36.6% vs. 2.6%), diarrhea (22.0% vs. 0%), headache (7.3% vs. 20.5%) and fatigue (4.9% vs. 15.4%). Another common adverse event was hemolysis, which was reported in four patients in the pegcetacoplan group (9.8%) and nine patients in the eculizumab group (23.1%). This led to the three discontinuations in pegcetacoplan group.

All patients who completed the randomization period in both groups (77/80) entered the 32-week open-label pegcetacoplan treatment period.

Phase 3 Clinical Trial – PRINCE

We initiated the Phase 3 PRINCE trial in September 2019. The PRINCE trial is a 54-patient randomized, multicenter, open-label trial to evaluate the efficacy of pegcetacoplan in treatment-naïve patients. The primary endpoints are avoidance of a greater than 1 g/dL decrease in hemoglobin level from baseline in the absence of transfusion through week 26 and reduction in lactate dehydrogenase (LDH) level from baseline to week 26, in patients with PNH who are currently not being treated with complement inhibitors. Secondary endpoints include hemoglobin response (defined as an increase in hemoglobin levels greater than or equal to 1 g/dL), change in absolute reticulocyte count, change in hemoglobin levels, number of packed red blood cells transfused, change in FACIT score, hemoglobin normalization and LDH normalization. We expect to complete enrollment in this trial in the first half of 2020 and to present top-line data in the first quarter of 2021.

Phase 1b Clinical Trials – PHAROAH and PADDOCK

We have conducted two clinical trials of pegcetacoplan as part of our PNH program: a Phase 1b clinical trial (PHAROAH) in patients with PNH being treated with eculizumab, which has concluded, and an on-going Phase 1b clinical trial (PADDOCK) in treatment-naïve patients, which is ongoing. These trials were designed to assess safety and tolerability and whether pegcetacoplan has the potential to control PNH. In these trials, we measured hemoglobin levels, which are significantly lower in patients with PNH, whether or not treated with eculizumab, and blood reticulocyte count, which is an indicator of overall hemolysis (both intravascular and extravascular) in patients on eculizumab. We also measured intravascular hemolysis based on LDH levels, which can be ten times higher than normal in patients with PNH, bilirubin, which is a breakdown product of hemoglobin and may be higher in patients who experience hemolysis, and the clonal distributions of normal red blood cells and mutant red blood cells unprotected from the membrane attack complex.

PHAROAH was a Phase 1b open-label, single and multiple ascending dose clinical trial of pegcetacoplan in patients with PNH who are receiving eculizumab, conducted at multiple clinical sites in the United States. In the PHAROAH trial, doses of pegcetacoplan were administered by subcutaneous injection to patients with PNH who were concurrently being treated with eculizumab at varying doses according to the treating physicians’ recommendations. We treated a total of nine patients in the PHAROAH trial. Pegcetacoplan was generally well tolerated by the patients in the trial with 12 serious adverse events reported across three patients. Only one of these serious adverse events was noted as possibly related to the administration of pegcetacoplan. We initiated this trial in February 2015 and the last patient transitioned in October 2018 into a long-term extension study that we are conducting.

PADDOCK is a Phase 1b open-label clinical trial of pegcetacoplan in treatment-naïve patients with PNH that we initiated in December 2015 and are conducting this trial at multiple clinical sites outside of the United States. In the PADDOCK trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period. We have treated a total of 22 patients in the PADDOCK trial, of which 15 are currently enrolled in the long-term extension study. As of February 24, 2020, pegcetacoplan had been generally well tolerated in these patients with 13 serious adverse events reported across seven patients.  Only one of these serious adverse events was noted as possibly related to administration of pegcetacoplan.

In both Phase 1b trials, patients treated with pegcetacoplan experienced reductions in LDH levels, and improved hemoglobin levels. Furthermore, we have observed lower reticulocyte counts in patients treated with pegcetacoplan, which we believe reflects that the bone marrow is producing fewer red blood cells because fewer red blood cells are destroyed by hemolytic activity. We believe that the clonal distribution of red blood cells in treated patients suggests that fewer mutant cells are destroyed by hemolytic activity.

Long-Term Extension Study

We are conducting a long-term extension study of pegcetacoplan in patients with PNH who participated in previous clinical trials with pegcetacoplan. This study is an open label, non-randomized, multi-center study to evaluate the long-term safety and efficacy of pegcetacoplan in the treatment of PNH with dosing for a longer period and at doses of 1,080 mg given either twice a week or every three days. The study is being carried out with fifteen patients who were enrolled in our Phase 1b studies. We expect to continue the extension study until pegcetacoplan becomes commercially available in the subject’s participating country, or until the development program for pegcetacoplan in subjects with PNH is terminated.

Phase 1 Clinical Trials—Single and Multiple Ascending Dose in Healthy Volunteers

We have completed both single ascending and multiple ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of pegcetacoplan in a total of 55 healthy volunteers. We conducted the trials at a single site in Australia to assess the safety, tolerability, PK and pharmacodynamics, or PD of pegcetacoplan. Pegcetacoplan was well tolerated in both trials with no serious adverse events reported, and the PK of pegcetacoplan in humans was in line with our expectations derived from preclinical data, with little inter-subject variability observed. In both trials, we observed a dose-dependent increase in C3 that is indicative of pegcetacoplan binding to C3.

Supporting Clinical Trials and Studies

We conducted a Phase 1 trial to assess the safety and tolerability of pegcetacoplan in patients with renal impairment. The study will initially include one cohort of eight patients with severe renal impairment and a second cohort of eight control patients and will evaluate various PK endpoints, in addition to safety and tolerability endpoints. No significant difference in PK parameters was noted.

We conducted a Phase 1 trial to determine the safety, PK and PD of twice-weekly and once-weekly subcutaneous administration of pegcetacoplan in healthy volunteers. We are evaluating whether less frequent administration provides comparable PK and PD profiles to daily subcutaneous administration and may enable less frequent dosing in upcoming clinical trials.

We conducted a Phase 1 trial to determine the safety, PK and PD of pegcetacoplan in healthy volunteers of Japanese descent. We intend to evaluate whether pegcetacoplan will have comparable PK and PD profiles in this population. No significant difference in PK parameters was noted.

Preclinical Studies

We have conducted numerous preclinical studies of pegcetacoplan in animals and in laboratory samples to assess the safety of pegcetacoplan, including repeat-dose subcutaneous and intravenous toxicity studies of pegcetacoplan in rats, rabbits and monkeys for durations of up to nine months. In these studies, there were no significant macroscopically observable or clinical pathology drug-related changes in any species at any of the doses tested. Similarly, there was no evidence of a potential for adverse effects on myocardial conduction, cardiovascular and respiratory systems in either species and no genotoxicity potential was observed. In addition, no signs of infection were observed in any of the studies that we conducted. The main toxicity observed at the highest doses tested was microscopic kidney damage, likely resulting from accumulation of pegcetacoplan in the kidney, which is one of the organs we believe to be responsible for its clearance from the body.

While there is no animal model of PNH, pegcetacoplan inhibited both hemolysis of red blood cells by the membrane attack complex and C3 fragment deposition on the surface of these cells in preclinical studies that we conducted ex vivo on blood samples from patients with PNH.

Safety

In all trials of pegcetacoplan administered systemically by subcutaneous injection, we have monitored the safety of our targeting of C3 closely. Individuals who lack functional levels of C3 or C5 have been shown to be susceptible to infection by certain bacterial species, including Neisseria meningitidis in C5-deficient individuals and Neisseria meningitidis, Streptococcus pneumoniae and Haemophilus influenzae in C3-deficient individuals. As a result, we vaccinate patients in these trials against these three pathogens, which we believe minimizes the risk of infection. As of July 10, 2019, in our clinical trials of pegcetacoplan using subcutaneous administration, in patients or healthy volunteers, a total of 49 serious adverse events had been reported in 24 of the 192 subjects. Of these 49 serious adverse events, 5 were considered to be at least possibly related to study medication by the investigator. None of these indicated any unexpected safety concerns.

Regulatory Matters

We intend to meet with regulatory agencies in the first half of 2020 to discuss what information is required to support regulatory submissions of an NDA and an MAA for pegcetacoplan in PNH. The FDA has advised us that, for the approval of a new treatment for PNH, hemoglobin stabilization in conjunction with change in transfusion dependence constitute accepted clinical benefit, but that a rise in hemoglobin levels may not translate to clinical benefit in patients who entered the trial with high hemoglobin levels, such as permitted by the inclusion criteria of the PEGASUS trial, and who do not require transfusions. We believe that the data from the PEGASUS trial support a finding of clinical benefit. As clinical data is susceptible to varying interpretations and analyses, we will need to discuss our data with the FDA, EMA and other regulatory agencies before we can determine our next steps.

In July 2014, we submitted an IND to the FDA for the clinical development of pegcetacoplan for the treatment of PNH. In April 2014, we received orphan drug designation from the FDA for pegcetacoplan for PNH. In February 2019 we received fast track designation from the FDA for pegcetacoplan for patients with PNH, which superseded the fast track designation we received in December 2016 for pegcetacoplan for the subset of patients with PNH who continue to require transfusions despite receiving therapy with eculizumab.

Cold Agglutinin Disease

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

We are developing pegcetacoplan as a monotherapy for CAD. In March 2018, we initiated a Phase 2 open label clinical trial of pegcetacoplan administered by subcutaneous injection in patients with CAD, which we refer to as the PLAUDIT trial. In the PLAUDIT trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period, followed by a long-term extension period. We have treated a total of 24 patients with CAD in the PLAUDIT trial, of which 13 are currently enrolled. In December 2018, we announced interim data for the Phase 2 trial at the ASH Conference and further interim data at the European Hematology Association Congress in June 2019. We observed that in the 10 patients with CAD who reached day 168:

•	70% showed a Hb increase of ≥ 2 g/dL, 40% had normalized Hb (≥ 12.0 g/dL) and 80% had Hb ≥ 11.0 g/dL at Day 168.
•	Mean Hb increased from 8.9 g/dL at baseline to 11.2 g/dL at Day 168, a 2.4 g/dL increase (normal Hb is 12 - 16 g/dL).
•

Mean Functional Assessment of Chronic Illness Therapy (FACIT) Fatigue Score increased from 29.4 at baseline to 39.1 at Day 168, an improvement of 9.7 points, where a clinically significant increase is 3 or more points.

•	Mean absolute reticulocyte count (ARC) decreased from 138.6 X 10⁹/L at baseline to 63.6 X 10⁹/L at Day 168 (normal ARC is 30 - 100 X 10⁹/L).
•	Mean indirect bilirubin decreased from 1.9 mg/dL at baseline to 0.4 mg/dL at Day 168 (normal indirect bilirubin is 0.1 -0.75 mg/dL).
•	Mean LDH decreased from 486.5 U/L at baseline to 183.2 U/L at Day 168 (normal LDH is 87 - 252 U/L).

As of December 31, 2019, pegcetacoplan had been generally well tolerated in these patients with 13 serious adverse events reported, across ten patients, of which all are considered unlikely to be related to administration of pegcetacoplan.

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

We have discussed our plans for clinical development in CAD with the FDA and other regulatory agencies and will incorporate their feedback. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the first half of 2020.

C3 Glomerulopathy

C3 glomerulopathy, or C3G, is a disease in which complement activation is believed to play an important role in kidney injury. There are no medicines currently approved for C3G, a rare disease that leads to kidney failure within five to 10 years of diagnosis in approximately 50% of people. In C3G, a part of the immune system known as the complement cascade is overactive, which results in the excessive breakdown of a protein called C3. These C3 breakdown products become trapped in the glomeruli, the filtering units of the kidney, causing inflammation and tissue damage. Proteinuria, or loss of blood proteins (e.g. albumin) in the urine, is a common finding in people with C3G, and an indication that the disease is damaging the kidneys. Pegcetacoplan is designed to prevent C3 activation, and as such, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury.

In February 2018, we initiated a Phase 2 clinical trial of pegcetacoplan in biopsy-proven C3G and other glomerular diseases in which complement has been implicated, including IgA nephropathy, primary membranous nephropathy and lupus nephritis to evaluate the safety and biologic activity of pegcetacoplan in patients with these glomerular diseases. Each patient will receive once daily subcutaneous infusions of up to 360 mg of pegcetacoplan for one year. The primary efficacy endpoint is the reduction in proteinuria from baseline to week 48 as quantified by uPCR. Based on the scientific literature as well as the underlying pathophysiology of the disease, we believe that a substantial change in proteinuria is reasonably likely to predict a clinical benefit in all four glomerular diseases. Secondary endpoints include analysis of serum C3 and estimated glomerular filtration rate. We reported preliminary data from six patients in the C3G cohort in November 2019.

In the data presented on six C3G patients treated with pegcetacoplan for 84 days, there was a downward trend in mean proteinuria as measured by uPCR. Mean (SE) uPCR decreased from 2.03 (0.46) mg/mg to 1.05 (0.23) mg/mg at study day 84 (normal range <0.200 mg/mg), a 48% reduction, and a corresponding normalization of mean serum albumin was observed. Serum C3 levels also increased in all six of these patients. No serious adverse events and no discontinuations due to adverse events were reported in individuals with C3G.

We met with the FDA in October 2017 in a pre-IND meeting and submitted an IND to the FDA in November 2017. In December 2018, we received orphan drug designation from the FDA for the treatment of C3G. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the first half of 2020.

Intravenous C3 Inhibition

We are developing compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with AAV vector administration for gene therapies and other indications. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use.

We believe that targeted control of C3 may prevent the C3-mediated attack on AAV particles, yielding three important potential advantages. First, controlling C3 may significantly increase the efficiency of gene therapy delivery by protecting the AAV particles on their journey from the site of administration to the target tissue. This may reduce the amount of particles needed to be used in gene therapies. Second, control of C3 may minimize the formation of anti-AAV neutralizing antibodies that can complicate subsequent retreatment with the same AAV. Finally, by countering the rapid activation of C3 upon administration of AAV particles, control of C3 may prevent inflammatory reactions that can lead to significant organ damage.

We have conducted a single ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of APL-9 in 20 healthy volunteers to determine the safety, PK and PD of APL-9. In this trial, APL-9 was administered either as a single intravenous dose infused over 30 minutes or as a slow bolus intravenous loading dose to provide rapid pharmacological complement inhibition followed by a continuous intravenous infusion to maintain pharmacological levels of APL-9 for the desired duration. APL-9 demonstrated control of complement through modulation of C3 within one hour of administration, that lasted up to 12 hours after the end of the infusion. Multiple doses tested achieved complete suppression of the AH50 hemolytic activity. In this Phase I study, APL-9 was well tolerated with no serious adverse events reported. In the study, complement activity resumed shortly after the termination of the intravenous infusion.

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

Pegcetacoplan and APL-9 are analogs of the cyclic peptide compstatin, based on technology that we have exclusively licensed from the Trustees of the University of Pennsylvania, or Penn, including a license agreement with Penn that was assigned to us in connection with our acquisition of the assets of Potentia Pharmaceuticals, Inc., or Potentia, in September 2015. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and one pending U.S. patent application, including original filings, continuations and divisional applications, and numerous foreign counterparts, with claims granted or pending in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and that specifically recite the active component. These patents have terms that extend to 2026.

In addition to the intellectual property licensed from Penn, as of December 31, 2019, we own a total of eleven U.S. patents and 23 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications. Our patent applications include families of US and foreign applications relating, for example, to certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan. Patents based on these applications would expire between 2036 and 2038. Finally, the filings include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of Potentia’s assets. These acquired Potentia patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates, including pegcetacoplan, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term adjustment or extension or other market exclusivity that may be available to us.

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

The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and specifically recite the active component.

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

GA. There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed by Novartis AG as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody, in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Allegro Ophthalmics LLC, Allergan PLC, Cell Cure Neurosciences, Genentech, Hemera Biosciences, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth BioTherapeutics Corp., Gyroscope Therapeutics, and BioTime, Inc. In October 2019 Alexion obtained an option to co-develop and commercialize elamipretide for certain indications, including geography atrophy, from Stealth BioTherapeutics. Stealth is evaluating elamipretide in a Phase 2 clinical trial in patients with GA.

PNH. The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 complement inhibitors, developed and marketed by Alexion. Eculizumab and ravulizumab are the only drugs approved for the treatment of PNH. Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 2 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548, which are in early clinical development. In addition, we are aware that there are a number of other companies that are actively developing product candidates for the treatment of PNH, including:

•

AMY-101, a C3 complement inhibitor being developed by Amyndas Pharmaceuticals SA; cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials; nomacopan, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 2 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst, currently in early clinical development; zilucoplan, a cyclic peptide C5 inhibitor developed by Ra Pharmaceuticals, Inc., or Ra, currently in Phase 2 clinical trials, crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 2 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron, currently in Phase 2 clinical trials; and LNP-023, a Factor B inhibitor being developed by Novartis currently in Phase 2 clinical trials;

•	other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc.; and
•	Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 clinical development.

CAD. There are no currently marketed drug treatments for CAD, but there are currently treatments in development for CAD, including:

•	sutimlimab, a C1s monoclonal antibody inhibitor, being developed by Sanofi, is in Phase 3 clinical trials;
•	paraclisib, p P13K-8 inhibitor, being developed by Incyte, is in Phase 2 clinical trials; and
•	KZR-616, a proteasome inhibitor, being developed by Kezar Lifesciences, is in Phase 2 clinical trials.

C3 Glomerulopathy. There are no currently marketed drug treatments for C3 glomerulopathy, but there are currently treatments in development for C3G including narsoplimab (OMS721), a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, being developed by Omeros Corp., which is in Phase 2 clinical trials; avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc., which is in Phase 2 clinical trials; LNP023, a complement factor inhibitor being developed by Novartis, for C3 glomerulopathy which is in Phase 2 clinical trials; and danicopan, being developed by Alexion for C3G, which is in Phase 2 clinical trials.

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

We have introduced improvements to the manufacturing process in order to eliminate impurities like those that we believe caused inflammation in our Phase 3 trials in GA and our Phase 1b/2 trial in wet AMD. We believe that the improved manufacturing process can be used to supply pegcetacoplan at a scale required for our clinical trials and global commercialization. In non-clinical testing, treatment with pegcetacoplan manufactured through the improved manufacturing process did not cause inflammation.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ass/ure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.

On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Scientific Advisory Boards

Our scientific advisory board includes physicians and scientists recognized as authorities in the areas of hematology, neurology, nephrology, ophthalmology and pulmonology. Our scientific advisory board meets annually and provides scientific and clinical insights and strategic guidance to us as we continue to advance our product candidates through research and development.

Employees

As of December 31, 2019, we had 235 full-time or part-time employees, including 4 employees with M.D./Ph.D. degrees, 4 employees with an M.D. degree and 22 employees with Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on September 25, 2009 under the name Apellis Pharmaceuticals, Inc. Effective January 1, 2020, our principal executive office is located at 100 Fifth Avenue, Waltham, Massachusetts and our telephone number is 617-977-5700. Previously our principal executive office was located in Crestwood, Kentucky.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $51.0 million, $127.5 million and $304.7 million for the years ended December 31, 2017, 2018 and 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $581.5 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials in our current and new indications with our lead product candidate, pegcetacoplan;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•	seek to identify and develop additional product candidates for complement-dependent diseases;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

We have not yet successfully obtained marketing approvals nor commercialized pharmaceutical products, which may make it difficult to evaluate our future prospects.

Our operations to date have been limited to financing and staffing our company, developing our technology and conducting preclinical research and Phase 1, Phase 2 and Phase 3 clinical trials for our product candidates. However, although we have begun planning commercial activities, we have not yet demonstrated an ability to successfully obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical-stage biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2017, 2018 and 2019, we used net cash of $46.6 million, $131.2 million and $211.1 million respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2019, our cash and cash equivalents were $352.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of pegcetacoplan in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and cash equivalents will not be sufficient to complete all of our ongoing Phase 3 clinical trials of pegcetacoplan or to complete development of pegcetacoplan or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements at least into mid-2021. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Although we expect that our cash and cash equivalents will allow us to announce top-line data on the primary efficacy endpoint in our DERBY and OAKS trials, we would not be able to complete the 24 month observation intervals for the DERBY and OAKS clinical trials or complete the clinical and commercial development of pegcetacoplan or any of our other product candidates. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, pegcetacoplan, APL-9 and future product candidates;
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

We expect our expenses to increase in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our then-existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, additional debt financing, if available, would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business.

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for paroxysmal-nocturnal hemoglobinuria, or PNH we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding payment made under the SFJ amendment). Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

If we receive regulatory approval for the use of pegcetacoplan as a treatment for PNH or if our agreement with SFJ is terminated prior to receiving such approval in specified circumstances, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the development funding agreement, SFJ could exercise its remedies as a holder of a first priority security interest in our assets and our business could be materially harmed.

If we receive regulatory approval for the use of pegcetacoplan as a treatment for PNH, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. In addition, if the agreement is terminated prior to obtaining regulatory approval for the treatment of PNH, under specified circumstances, we also will be required to make substantial payments to SFJ. Our ability to make these required payments depends on our future performance, which is subject to economic, financial,

competitive and other factors beyond our control. Our business may generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

Our payment obligations to SFJ could have significant consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	limiting our ability to obtain additional financing;
•

requiring the dedication of a substantial portion of our cash flow from operations to service our meet our obligations under the development funding agreement, which will reduce the amount of cash available for other purposes; and

•	limiting our flexibility to plan for, or react to, changes in our business;

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due to SFJ, and our cash needs may increase in the future.

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

We incurred $220.0 million of indebtedness as a result of the sale of the convertible notes in September 2019, or the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Convertible Notes, and our cash needs may increase in the future.

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

Holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change at a price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

There are no approved therapies that act by inhibiting C3, and we may not be able to successfully develop and commercialize pegcetacoplan or other product candidates.

Pegcetacoplan is a novel therapeutic compound and its potential benefit in controlling autoimmune and inflammatory diseases has not been established. Pegcetacoplan is designed to control disease through inhibition of C3. There are no approved therapies that act by inhibiting C3 and only one approved therapy that acts by inhibiting the complement system. As a result, pegcetacoplan may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet demonstrated efficacy and safety for pegcetacoplan or any other product candidates in a pivotal trial or obtained marketing approval of any product candidate. We have evaluated pegcetacoplan in preclinical studies and in clinical trials, and have advanced pegcetacoplan into Phase 3 clinical development in geographic atrophy, or GA, PNH, but we have not obtained regulatory approval to sell any product based on our therapeutic approaches.

If we are unsuccessful in our development efforts, we may not be able to advance the development of pegcetacoplan or any other product candidate, commercialize products, raise capital, expand our business or continue our operations.

We are dependent on the successful development and commercialization of our lead product candidate, pegcetacoplan. If we are unable to develop, obtain marketing approval for or successfully commercialize this product candidate, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of pegcetacoplan. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize pegcetacoplan in one or more disease indications.

The success of pegcetacoplan will depend on several factors, including the following:

•	successful recruitment of patients, enrollment in and completion of our ongoing and planned clinical trials;
•	initiation and successful recruitment of patients, enrollment in and completion of additional clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•

our ability to identify success criteria and endpoints for our clinical trials and otherwise design our clinical trials such that the FDA, EMA, and other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop;

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	the performance of our future collaborators, if any;
•	obtaining pegcetacoplan drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	an acceptable safety profile following any marketing approval;
•	commercial acceptance of our products, if approved, by patients, the medical community and third-party payors;
•	our ability to compete with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize pegcetacoplan or another product candidate, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan intravitreal drug product. We also voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD, which we subsequently discontinued. A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in all eight patients completely resolved. We reviewed these events with the data safety monitoring board for the ophthalmology program, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the likely source of inflammation resided in an impurity in the active pharmaceutical ingredient that was introduced by the scale-up of the manufacturing process to produce commercial lot sizes. We modified our manufacturing process in order to eliminate the impurity and have manufactured sufficient supply of pegcetacoplan utilizing the modified manufacturing process to conduct the Phase 3 GA program. In March 2019, we restarted enrollment of our Phase 3 clinical program in GA.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, by design pegcetacoplan has immunosuppressive effects and, in some cases, may be administered to patients with underlying significantly compromised health. Administration of our product candidates could make patients more susceptible to infection.

In addition, in preclinical studies of pegcetacoplan, we observed evidence of minimal to mild kidney toxicity when animals were administered relatively higher doses of pegcetacoplan than the doses we intend to use in the treatment of patients. We believe this kidney toxicity is likely associated with the presence of polyethylene glycol, or PEG, which is a component of pegcetacoplan. If such kidney toxicity, or other adverse effects, were to arise in patients being treated with pegcetacoplan or any other of our product candidates, it could require us to halt, delay or interrupt clinical trials of such product candidate or adversely affect our ability to obtain requisite approvals to advance the development and commercialization of such product candidate.

In our Phase 2 trial of pegcetacoplan in patients with GA, the most frequently reported adverse events were associated with the injection procedure in the study eye. These adverse events included two cases of confirmed endophthalmitis, which is inflammation in the eye typically caused by infection, and one case of presumed endophthalmitis where the culture tested negative for bacterial growth. In addition, during the 12-month treatment period and the subsequent six-month period during which no treatment was administered, we observed a higher incidence of new onset exudation, or fluid leakage in the retinas of eyes in which exudation had not previously been reported, in the study eyes treated with pegcetacoplan, predominantly in patients with a history of wet AMD in the non-study eye, or fellow eye. Specifically, we observed that, after the 12 month treatment period and the six-month monitoring period, 21% of patients who received administration of pegcetacoplan every month and 9% of patients who received administration of pegcetacoplan every other month showed new onset exudation in the study eye as compared to 1% of the sham group. As we continue development of pegcetacoplan for GA, if a significant number of patients develop new onset exudation, then we may need to limit development of intravitreal pegcetacoplan to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

In our Phase 3 clinical trial of pegcetacoplan in patients with GA and our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, several patients treated from a single manufacturing lot of pegcetacoplan intravitreal drug product experienced non-infectious inflammation. A total of eight patients, four in our Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with this pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in these patients has completely resolved.

In our Phase 3 PEGASUS trial, the most common adverse events reported during the 16-week, randomized, controlled treatment period in the pegcetacoplan and eculizumab groups, respectively, were injection site reactions (36.6% vs. 2.6%), diarrhea (22.0% vs. 0%), headache (7.3% vs. 20.5%) and fatigue (4.9% vs. 15.4%). Another common adverse event was hemolysis, which was reported in four patients in the pegcetacoplan group (9.8%) and nine patients in the eculizumab group (23.1%) and which led to three discontinuations in pegcetacoplan group.

In our Phase 1b trial of pegcetacoplan in patients receiving treatment with eculizumab, one serious adverse event was noted as possibly related to the administration of pegcetacoplan. The patient with this serious adverse event experienced liver pain and elevated liver enzyme levels. As a result, treatment with pegcetacoplan was temporarily discontinued but treatment with eculizumab continued. This discontinuation was followed by a recurrence of anemia and required a blood transfusion, and treatment with pegcetacoplan was reinitiated. Following resumption of treatment, the patient had surgery, which resulted in a lowering of liver enzyme levels. In late October 2017, in our Phase 1b trial of pegcetacoplan in treatment-naïve patients, we learned that one patient with concomitant aplastic anemia developed bone marrow failure after one year of treatment with pegcetacoplan. Treatment with pegcetacoplan was discontinued on November 14, 2017. The investigator determined that the bone marrow failure in this patient was not related to the administration of pegcetacoplan. Development of bone marrow failure is a known risk in patients with PNH. In third-party studies, bone marrow failure occurred in between 15% and 30% of PNH patients, regardless of treatment with eculizumab. However, there can be no assurance that the administration of pegcetacoplan could not have contributed to the bone marrow failure experienced by this patient.

In addition, in our Phase 1b clinical trial of pegcetacoplan treatment naïve patients with PNH, one patient, who had been temporarily discontinued from dosing with pegcetacoplan due to an unrelated medical condition, experienced increased hemolysis and required a transfusion. This was classified as a serious adverse event unrelated to the administration of pegcetacoplan. This patient subsequently recovered and has resumed treatment with pegcetacoplan. We believe that a sudden discontinuation of pegcetacoplan may cause increased hemolysis in some patients.  Another patient in this study had a hypersensitivity reaction which resolved without further complications, which was classified as a serious adverse event possibly related to the administration of pegcetacoplan.

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

•

the FDA or comparable foreign regulatory authorities may disagree with our, or any future collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials, including the data from our PEGASUS trial;

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

In particular, the successful completion of our clinical development program for pegcetacoplan for the treatment of PNH is dependent upon our ability to enroll a sufficient number of patients with PNH. PNH, cold agglutinin disease, or CAD, and C3 glomerulopathy, or C3G are rare diseases with a small patient population, and many of those patients are treated with other therapies or products. Further, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches. Given the severe and life-threatening nature of these indications and the expectation that many patients will be on treatment with other therapies or products, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned clinical trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of pegcetacoplan in a timely and cost-effective manner.

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

Some of the data we present on the use of pegcetacoplan for the treatment of GA is drawn from post hoc analyses of data subsets from our Phase 2 clinical trial. While we believe these data may be useful in informing the design of future Phase 3 clinical trials for pegcetacoplan, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For instance, the Phase 3 clinical trials in GA are similar in design to the Phase 2 clinical trial, except that patients will be treated with pegcetacoplan for 24 months rather than 12 months and there will not be a six-month monitoring period following treatment. Additionally, unlike the Phase 2 clinical trial, GA lesion size will be measured by total area rather than mean change in the square root of GA lesion size. In our Phase 3 clinical trials in GA, statistical significance is set at a p-value of 0.05 or less, meaning that there is a 1-in-20 or less probability that the observed results occurred by chance rather than as a treatment effect. In our Phase 2 clinical trial, we set statistical significance as a p-value of 0.1 or less, meaning that there is a 1-in-10 or less probability that the observed results occurred by chance. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of pegcetacoplan is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates for the treatment of complement-dependent diseases. These other product candidates will require additional, time-consuming and costly development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for any of our product candidates, including pegcetacoplan, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

We intend to meet with regulatory agencies in the first half of 2020 to discuss what information is required to support regulatory submissions of an NDA and an MAA for pegcetacoplan in PNH. The FDA has advised us that, for the approval of a new treatment for PNH, hemoglobin stabilization in conjunction with change in transfusion dependence constitute accepted clinical benefit, but that a rise in hemoglobin levels may not translate to clinical benefit in patients who entered the trial with high hemoglobin levels, such as permitted by the inclusion criteria of the PEGASUS trial, and who do not require transfusions. We believe that the data from the PEGASUS trial support a finding of clinical benefit. As clinical data is susceptible to varying interpretations and analyses, we will need to discuss our data with the FDA, European Medicines Agency, or EMA, and other regulatory agencies before we can determine our next steps.

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

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris) are the only therapies that have been approved for the treatment of PNH, and even if we are able to obtain marketing approval of pegcetacoplan for the treatment of PNH, we may not be able to successfully convince physicians or patients to switch from eculizumab or ravulizumab to pegcetacoplan. This may be particularly true with respect to eculizumab as many in the medical community believe that patients with PNH on eculizumab may experience sudden and excessive blood cell lysis, or rupture, leading to anemia, blood clots and other medical problems, when they stop receiving eculizumab. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

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

We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We are currently developing sales, marketing and distribution infrastructure to support commercialization of our product candidates.

We are building focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed by Novartis AG as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody, in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Allegro Ophthalmics LLC, Allergan PLC, Cell Cure Neurosciences, Genentech, Hemera Biosciences, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth, Gyroscope Therapeutics, and BioTime, Inc. In October 2019 Alexion obtained an option to co-develop and commercialize elamipretide for certain indications, including GA, from Stealth. Stealth is evaluating elamipretide in a Phase 2 clinical trial in patients with GA.

The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion. Eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.

We are aware of several other companies that are actively developing product candidates for the treatment of PNH, including AMY-101, C3 complement inhibitor being developed by Amyndas Pharmaceuticals SA; cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials; nomacopan, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 2 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst, currently in early clinical development; zilucoplan, a cyclic peptide C5 inhibitor developed by Ra Pharmaceuticals, Inc., or Ra, currently in Phase 2 clinical trials, crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 2 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron, currently in Phase 2 clinical trials; and LNP-023, a Factor B inhibitor being developed by Novartis currently in Phase 2 clinical trials; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc. Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 2 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548 in early clinical development. Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are no currently marketed drug treatments for CAD but treatments in development, include sutimlimab, a C1s monoclonal antibody inhibitor, being developed by Sanofi, in Phase 3 clinical trials; parsaclisib, a PI3K-d inhibitor, being developed by Incyte, in Phase 2 clinical trials; and KZR-616, a proteasome inhibitor, being developed by Kezar Lifesciences, in Phase 2 clinical trials.

There are no currently marketed drug treatments for C3 glomerulopathy, but treatments in development include narsoplimab (OMS721), a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, being developed by Omeros Corp., in Phase 2 clinical trials; avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc., in Phase 2 clinical trials; LNP023, a complement factor inhibitor being developed by Novartis, for C3 glomerulopathy is in Phase 2 clinical trials; and danicopan, being developed by Alexion for C3G, in Phase 2 clinical trials.

In October 2019, the acquisition of Ra by UCB S.A. was announced. Ra and UCB S.A. have stated that they expect the acquisition to close in the first quarter of 2020, pending satisfaction of closing conditions and approval from relevant regulatory agencies.

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

Our internal information systems, or those of any contractors, consultants, vendors, business partners or other third parties, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We collect, store and transmit large amounts of confidential information, including personal information and information relating to intellectual property, on internal information systems and through the information systems of our contractors, consultants, vendors, business partners or other third parties.

Despite the implementation of security measures, our internal information systems and those of third parties are vulnerable to damage from computer viruses, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, business partners and other third parties, or from cyber-attacks by malicious third parties over the Internet or through other mechanisms. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, clinical trials and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from clinical trials could result in delays or termination of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as risks with respect to our information systems continue to evolve, we will incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including regulatory fines and other losses with respect to privacy claims, enrollment in our clinical trials could be negatively affected, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials. If they do not perform satisfactorily, our business could be harmed.

We do not independently conduct clinical trials of our product candidates. We rely, and expect to continue to rely, on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of pegcetacoplan and any other product candidate that we develop. Any of these third parties may terminate their engagements with us under certain circumstances. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, there is a natural transition period when a new contract research organization begins work. As a result, delays would likely occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. We do not have long-term supply agreements with any of these third parties. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for pegcetacoplan that resulted in delays in the supply of pegcetacoplan. These delays resulted in us incurring additional costs and delays in our PNH development program. Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan intravitreal drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. If we experience other issues or delays in the future, our development of pegcetacoplan may be materially delayed and our business adversely affected.

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. For example, one company currently produces most of the PEG that is used in pharmaceutical and drug development globally. PEG is a component of pegcetacoplan. If this supplier of PEG experiences manufacturing and supply problems with respect to PEG, then the manufacturers with whom we contract may have difficulty in procuring PEG for the supply and manufacture of pegcetacoplan. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products.

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

We are developing a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we plan to use one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials. The development of a custom drug delivery system may be delayed or we may not be successful in developing a custom drug delivery system and may need to continue to rely on commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

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

We are a party to patent license agreements with Penn under which we license patent rights relating to a family of compounds for use in all fields. The licensed patent rights include issued U.S. and foreign patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and that specifically recite the active component. We may enter into additional license agreements in the future. Our license agreements with Penn impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing our product candidates or relating to the use of complement inhibition that may cover our product candidates or approach to complement inhibition. For example, we are aware of a U.S. patent with claims that could be construed to cover pegcetacoplan. Although we believe that these claims, if construed to cover pegcetacoplan, would be invalid due to various prior art disclosures available more than a year before the priority date of the U.S. patent, there are no assurances that a court would agree. If any third-party patents or patent applications are found to cover our product candidates or their methods of use or our approach to complement inhibition, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

Additionally, on January 31, 2020 the United Kingdom formally withdrew from the European Union. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

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

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to pegcetacoplan for the treatment of PNH and for the treatment of C3 glomerulopathy. We, or any future collaborators, may seek orphan drug designations for other product candidates and may be unable to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, such as is the case for pegcetacoplan for the treatment of PNH, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We have received fast track designations for pegcetacoplan for the treatment of PNH and GA. If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA fast track designation. Even though we have received fast track designation for pegcetacoplan for the treatment of PNH and GA, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast rack designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the annual budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2019, the number of our employees increased from 80 on December 31, 2018 to 235 on December 31, 2019 and we expect the number of employees to increase significantly in 2020. Our principal office is located in Massachusetts and we maintain additional offices in Kentucky, California and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of pegcetacoplan and any other product candidates;

•	the success of existing or new competitive products or technologies;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	short positions, hedging or other transactions in our securities in connection with our Convertible Notes;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Pursuant to SOX Section 404, we are required to furnish with our periodic Exchange Act reports a report by our management on our internal control over financial reporting and we are required to include with our annual report on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been, and will continued to be, both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, from time to time, that our internal control over financial reporting is effective. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

A sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market  price of our common stock. As of February 21, 2020, we had 75,321,471 shares of common stock outstanding. All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act and subject to the volume limitations applicable to affiliates.

We intend to register all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2019, we had options to purchase an aggregate of 10,854,437 shares of our common stock outstanding, of which options to purchase 4,808,730 shares were vested. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,153,094 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

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

As of December 31, 2019, we had both federal and state net operating loss carryforwards of $392.9 million and $358.3 million, respectively, and federal research and development tax credit carryforwards of $24.2 million, all of which if not utilized will begin to expire in 2024. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of our development funding agreement with SFJ, precludes us from paying dividends, and any future debt or credit agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of February 21, 2020, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 25.5% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 16.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities consist of office space of approximately 61,417 square feet in Waltham, Massachusetts under a lease that expires in June 2025, office space of approximately 9,478 square feet in San Francisco, California under a lease that expires in April 2024; office space of 7,125 square feet in Crestwood, Kentucky under a lease that expires in July 2023, and temporary office space in Zug, Switzerland.

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

Holders of Record

As of February 21, 2020, we had 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. In addition, our development agreement with SFJ contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock, and future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

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

The graph below compares the cumulative total stockholder return on our common stock between November 9, 2017 (the first date that shares of our common stock were publicly traded) and December 31, 2019, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on November 9, 2017 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock with the exception of November 9, 2017, which is the opening price based on initial trading of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2018 and 2019 and the selected consolidated balance sheet data at December 31, 2018 and 2019 from our audited consolidated financial statements included elsewhere in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2015 and 2016 and the consolidated balance sheet data as of December 31, 2015, 2016 and 2017 from our audited financial statements not included in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2016	2017	2018	2019
Consolidated Statements of Operations Data:
Operating expenses:
Research and development (1)	$13,730,311	$22,978,599	$40,303,878	$105,285,576	$220,968,770
Cost of acquired in-process research and development	26,486,000	—	—	—	—
General and administrative (1)	6,356,782	4,303,743	10,463,151	22,639,184	67,046,483
Operating loss	(46,573,093)	(27,282,342)	(50,767,029)	(127,924,760)	(288,015,253)
Loss on extinguishment of debt	—	—	—	—	(1,501,215)
Loss from remeasurement of development derivative liability	—	—	—	—	(14,839,000)
Interest expense (2)	—	—	(374,749)	(2,512,956)	(5,284,610)
Interest income	50,853	135,309	277,834	2,960,771	5,108,779
Other income (expense), net	6,284	22,396	(142,150)	(25,249)	(175,314)
Net loss	(46,515,956)	(27,124,637)	(51,006,094)	(127,502,194)	(304,706,613)
Net loss per common share, basic and diluted (3)	$(8.03)	$(3.22)	$(3.68)	$(2.34)	$(4.90)
Weighted-average number of common shares used in net loss per common share, basic and diluted	5,795,040	8,428,366	13,870,949	54,396,483	62,228,601

(1)	Includes share-based compensation as follows:
	Year Ended December 31,
	2015	2016	2017	2018	2019
Research and development	$171,388	$377,776	$2,678,956	$3,559,047	$10,682,553
General and administrative	374,313	701,212	2,739,754	4,174,209	10,461,476
Total share-based compensation expense	$545,701	$1,078,988	$5,418,710	$7,733,256	$21,144,029
(2)

Includes amortization of debt discount associated with term loan facility, promissory note due to the issuance of warrants and convertible senior notes.  See Note 7 to our audited consolidated financial statements included elsewhere in this report.

(3)

See Note 15 in the notes to our audited consolidated financial statements appearing at the end of this document for a description of the method used to calculate basic and diluted net loss per common share.

	December 31,
	2015	2016	2017	2018	2019
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,003,546	$24,863,488	$175,643,529	$176,267,666	$351,985,085
Working capital	34,843,678	23,729,792	175,461,348	185,414,614	307,341,865
Total assets	38,177,109	27,433,258	182,131,456	203,533,559	389,244,980
Term loan facility	—	—	19,806,944	20,388,988	—
Promissory note	—	—	6,583,402	6,655,193	—
Convertible Senior Notes	—	—	—	—	142,566,851
Development derivative liability	—	—	—	—	134,839,000
Total liabilities	3,200,160	3,638,938	33,188,596	42,560,904	355,015,304
Convertible preferred stock	77,191,906	92,054,926	—	—	—
Accumulated deficit	(71,132,922)	(98,257,559)	(149,263,653)	(276,765,847)	(581,472,460)
Total stockholders' equity	34,976,949	23,794,320	148,942,860	160,972,655	34,229,676

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

We have the most advanced clinical program targeting C3 with Phase 3 clinical trials of our lead product candidate, pegcetacoplan, in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. Pegcetacoplan has already shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and C3 glomerulopathy, or C3G.

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018. We expect that both trials will be fully enrolled by the end of the first half of 2020 and that we will announce data from these trials in mid-2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia (specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL) while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001). At week 16, pegcetacoplan-treated patients (n = 41) had an adjusted mean hemoglobin increase of 2.4 g/dL from a baseline of 8.7 g/dL, compared to eculizumab-treated patients (n = 39) who had a change of -1.5 g/dL from a baseline of 8.7 g/dL. Additionally, pegcetacoplan showed promising results in key secondary endpoints. Pegcetacoplan met non-inferiority on transfusion avoidance and absolute reticulocyte count. Pegcetacoplan did not meet pre-specified criteria for non-inferiority on mean lactate dehydrogenase, or LDH, levels. Pegcetacoplan showed positive trends on LDH and fatigue as measured by the Functional Assessment of Chronic Illness Therapy, or FACIT, fatigue score. In the trial, the safety profile of pegcetacoplan was comparable to eculizumab.

In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab, or eculizumab treatment-naïve patients.  We expect to complete enrollment in this trial in the first half of 2020 and to present top-line data in the first quarter of 2021. We refer to this trial as the PRINCE trial.

We intend to meet with regulatory agencies in the first half of 2020 to discuss what information is required to support regulatory submissions of a new drug application, or NDA, or marketing authorization application, or MAA, for pegcetacoplan in PNH.

CAD. In our ongoing Phase 2 clinical trials of pegcetacoplan in patients with CAD, patients have achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the first half of 2020.

C3G. We are also conducting a Phase 2 clinical trial of pegcetacoplan for glomerular diseases with complement involvement, including C3G. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the first half of 2020.

Intravenous C3 Inhibition. We are developing compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use.

We hold worldwide commercialization rights to pegcetacoplan, APL-9 and those other novel compounds targeting C3.

Since our commencement of operations in May 2010, we have devoted substantially all of our resources to developing our proprietary technology, developing product candidates, undertaking preclinical studies and conducting clinical trials for pegcetacoplan, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, preparing for the commercial launch of our products and providing general and administrative support for these operations.

On November 13, 2017, we issued and sold 10,714,000 shares of common stock in our initial public offering, or IPO, at a price to the public of $14.00 per share for net proceeds of $137.2 million after deducting underwriting discounts and commissions of $10.5 million and offering expenses of approximately $2.3 million. In addition, on December 13, 2017, we issued and sold an additional 981,107 shares of common stock at a price to the public of $14.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, for net proceeds of approximately $12.8 million, after underwriting discounts and commissions. On November 13, 2017, upon the closing of the IPO, all shares of redeemable convertible preferred stock then outstanding converted into an aggregate of 30,070,034 shares of common stock.

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in a follow-on public offering at a public offering price of $25.50 per share for net proceeds of $131.2 million, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $0.5 million.

On February 28, 2019, we entered into a development funding agreement, which we refer to as the SFJ agreement, with SFJ Pharmaceuticals Group or SFJ, under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement, and agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for pegcetacoplan in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations. In addition, upon the mutual agreement of us and SFJ, at any time after the earlier of the date that we have reviewed the primary endpoint data from our PEGASUS Phase 3 trial of pegcetacoplan in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of our development costs which we refer to as the Additional SFJ Funding.

On March 11, 2019, we issued and sold 6,900,000 shares of our common stock in a follow-on offering at a public offering price of $17.00 per share for net proceeds of $109.6 million, after deducting underwriting discounts and commissions of $7.0 million and estimated offering expenses of $0.7 million.

On June 7, 2019, we executed an amendment to the SFJ agreement, which we refer to as the SFJ amendment. Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to us to support the development of pegcetacoplan for the treatment of patients with PNH. This additional $20.0 million is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, we received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ amendment.

On September 16, 2019, we issued and sold $220.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, or Convertible Notes, in a private offering. The net proceeds from the sale of the notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the applicable indenture, or the Indenture.

In September 2019, we received $20.0 million from SFJ, as the second installment of the additional $60.0 million due to the achievement of a milestone. We met the remaining development milestones under the SFJ agreement upon the announcement of the results of the PEGASUS phase 3 trial in January 2020. The remaining $20.0 million of the additional $60.0 million installment was paid in January 2020.

On January 13, 2020, we issued and sold 10,925,000 shares of our common stock at a price per share to the public of $37.00 in a follow-on public offering including 1,425,000 shares of shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received total net proceeds of $381.4 million from the sale of shares in the offering after deducting underwriting discounts and commissions of $22.2 million and estimated offering costs of approximately $0.6 million for these transactions.

To date, we have financed our operations primarily through $150.0 million in net proceeds from our IPO, $212.9 million in net proceeds from the private offering of Convertible Notes, $622.2 million in net proceeds from follow-on offerings of our common stock which includes the $381.4 million from the offering in January 2020, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $140.0 million from the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. The amounts due and owed under the term loan facility and the promissory note have been repaid in full.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $51.0 million, $127.5 million and $304.7 million for the years ended December 31, 2017, 2018 and 2019, respectively. As of December 31, 2019, we had an accumulated deficit of $581.5 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with pegcetacoplan and APL-9, including our ongoing Phase 3 program in GA, our ongoing Phase 3 trials in PNH and our ongoing and planned clinical trials of pegcetacoplan in other indications; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs. In addition, we are incurring additional costs associated with operating as a public company.

As of December 31, 2019, we had cash and cash equivalents of $352.0 million. We believe that our cash and cash equivalents as of December 31, 2019, together with the net proceeds of its follow-on public offering of $381.4 million in January 2020 and the $20.0 million received from SFJ in January 2020, will be sufficient to enable us to fund our current operations at least into mid-2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

  Financial Operations Overview

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products within the next twelve months. In the future, we will seek to generate revenue primarily from a combination of product sales and collaborations with strategic partners.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, bonuses, benefits and share-based compensation expense related to individuals performing research and development activities;
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

The following summarizes our most advanced research and development programs:

GA.   We are developing pegcetacoplan for intravitreal administration in geographic atrophy. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018, which we refer to as the DERBY and OAKS trials. We expect that both trials will be fully enrolled in the first half of 2020 and that we will announce data from these trials in mid-2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

PNH. We are developing pegcetacoplan as monotherapy for patients with PNH, administered by subcutaneous injection. We initiated the Phase 3 PEGASUS trial, an 80-patient randomized head-to-head study comparing pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab, in June 2018, completed enrollment in June 2019 and reported top-line results in January 2020. We plan to present detailed 16-week results from the PEGASUS trial at a future scientific meeting and expect to report 48-week topline data in the second half of 2020.  In September 2019, we initiated our PRINCE trial, a 54-patient Phase 3 clinical trial in treatment-naïve patients. We expect to complete enrollment in this trial in the first half of 2020 and to present top-line data in the first quarter of 2021.

CAD. We are developing pegacetacoplan for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of pegcetacoplan in patients with CAD in the first quarter of 2018, reported interim data in December 2018 and provided additional data in June 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the first half of 2020.

C3G.  We are developing pegcetacoplan for patients with glomerular diseases with complement involvement, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of pegcetacoplan in patients with glomerular diseases with complement involvement, in the first quarter of 2018. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the first half of 2020

The successful development of our product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from pegcetacoplan or any other potential product candidates. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainties of:

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

While our significant accounting policies are described in more detail in Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

We measure other share-based awards granted to non-employees at fair value as of the end of each reporting period and record expense for the awards over the period in which the related services are rendered. We estimated the fair value of each stock option grant using the Monte Carlo simulation model, or Monte Carlo, for grants made on or prior to June 30, 2015 and the Black-Scholes option pricing model, or Black-Scholes, for grants made on or after July 1, 2015. We historically have been a privately-held company and lack company-specific historical and implied volatility information over a time period equal to the expected term of our stock options at grant. Therefore, we estimate our expected volatility based on the historical volatility of a representative group of publicly traded biopharmaceutical companies and expect to continue to do so until we have adequate historical data regarding the volatility of our traded stock price. Before the IPO, we determined the expected term of our options utilizing the probability weighted time to liquidity event at each grant date, assuming that holders of our options would exercise at the time of such liquidity event. After the IPO, we calculate the expected term for options granted to employees based on the simplified method set forth in SEC Staff Accounting Bulletin 107, because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.  Under the simplified method, the weighted average vesting period is averaged with the contractual term of the option being valued. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We assume an expected dividend yield of zero because we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

The notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we are required to increase the conversion rate for a holder who elects to convert its notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture. The Convertible Notes will also be subject to redemption at our option, on or after September 20, 2023, if certain conditions are met. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Pursuant to Accounting Standards Codification (“ASC”) Subtopic 470-20 Convertible Debt, we used an effective interest rate of 10.5% to determine the liability component of the Convertible Notes. This resulted in the recognition of $145.1 million as the liability component of the notes and the recognition of the residual amount of $74.9 million as the debt discount with a corresponding increase to additional paid in capital for the equity component of the notes. Aggregate debt issuance costs of $7.1 million was allocated to the liability and equity components in the amounts of $4.7 million and $2.4 million, respectively.

Capped Call Transactions

On September 11, 2019, concurrently with the pricing of the Convertible Notes, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to ASC 815-40 Derivatives and Hedging, we determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million was recorded as a reduction to additional paid-in capital.

Development Derivative Liability

Following regulatory approval by the FDA or the European Medicines Agency, or the EMA, for the use of pegcetacoplan as a treatment for PNH we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20 million funding payment made under the SFJ amendment). Additionally, we granted a security interest in all of our assets, excluding intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ agreement is presented as a derivative liability on the consolidated balance sheet as of December 31, 2019. The liability was initially recorded at the value of the $60.0 million of aggregate cash received pursuant to the contractual terms, which was determined to have been fairly valued as a level 3 derivative. During 2019, we received an additional $60.0 million as we met additional milestones in the SFJ agreement. The SFJ agreement was remeasured quarterly in 2019 and finally at December 31, 2019 as a level 3 derivative, with the total change in fair value from the date of execution to December 31, 2019 of $14.8 million recorded in loss from remeasurement of development derivative liability on the consolidated income statement.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) our cost of borrowing (16.6%).

SFJ’s implied cost of borrowing was 8.0% and our implied cost of borrowing was 16.6% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2019

The following table summarizes our results of operations for the years ended December 31, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2018	2019	$	%
Operating expenses:
Research and development	$105,285,576	$220,968,770	$115,683,194	109.9%
General and administrative	22,639,184	67,046,483	44,407,299	196.2
Operating loss	(127,924,760)	(288,015,253)	(160,090,493)	125.1
Loss on extinguishment of debt	—	(1,501,215)	(1,501,215)	100.0
Loss from remeasurement of development derivative liability	—	(14,839,000)	(14,839,000)	100.0
Interest expense	(2,512,956)	(5,284,610)	(2,771,654)	110.3
Interest income	2,960,771	5,108,779	2,148,008	72.5
Other expense, net	(25,249)	(175,314)	(150,065)	594.3
Net loss	$(127,502,194)	$(304,706,613)	$(177,204,419)	139.0

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2018 and 2019, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2018	2019	$	%
Clinical trial costs	$54,928,992	$96,038,981	$41,109,989	74.8%
Contract manufacturing	27,925,474	71,728,933	43,803,459	156.9
Pre-clinical study expenses	2,836,183	9,374,317	6,538,134	230.5
Compensation and related personnel costs	14,207,537	37,648,194	23,440,657	165.0
Other research and development costs	3,989,978	6,186,266	2,196,288	55.0
Device development expenses	1,397,412	(7,921)	(1,405,333)	(100.6)
Total research and development expenses	$105,285,576	$220,968,770	$115,683,194	109.9

Research and development expenses increased by $115.7 million to $221.0 million for the year ended December 31, 2019 from $105.3 million for the year ended December 31, 2018, an increase of 109.9%. The increase in research and development expenses was primarily attributable to an increase of $41.1 million in clinical trial costs associated with the preparation for and commencement of our Phase 3 clinical trials, an increase of $43.8 million in manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials, an increase of $23.5 million in compensation and related personnel costs primarily due to the hiring of additional personnel in 2019, an increase of $6.5 million related to preclinical study expenses, and an increase of $2.2 million in research and development supporting activities and offset by a decrease of $1.4 million in device development expenses. We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $44.4 million to $67.0 million for the year ended December 31, 2019, from $22.6 million for the year ended December 31, 2018, an increase of 196.2%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $21.0 million due to the hiring of additional personnel, an increase in professional and consulting fees of $20.2 million, an increase in office, travel and related costs of $2.1 million, an increase of $1.5 million in information technology expenses and an increase in insurance costs of $0.6 million. These increases were offset by a decrease in license agreement costs of $1.0 million from the payment of certain milestones met in 2018. The increased employee related costs of $21.0 million consisted of $12.7 million related to an increase in salaries and benefits primarily due to the hiring of additional members of our management team, $6.3 million related to stock option expense associated with the grants of stock options to employees and $2.0 million in recruitment expense. The increased professional and consulting fees of $20.2 million primarily consisted of an increase in consulting fees of $16.7 million, an increase of $2.0 million in legal fees, an increase in communication and public relations fees of $0.9 million, an increase of $0.5 million in accounting fees, and an increase of $0.1 million in public company costs.

Loss on Extinguishment of Debt

On March 26, 2019, we repaid all outstanding amounts due and owed, including applicable termination fees, under our term loan facility with Silicon Valley Bank. The final payment included the outstanding balance of the term loan as well as (i) a prepayment fee contractually owed of $0.1 million, (ii) a final payment equal to 8% of the original principal amount of the term loan, or $1.6 million, and (iii) per diem interest of $0.1 million, for a total payment of $21.8 million, which resulted in a loss on extinguishment of debt of $1.2 million. On September 16, 2019, we repaid outstanding amounts due and owed on the promissory note with Golda Darty Partners, S.A. or GDP. The remaining discount on the promissory note related to the issuance of warrants in connection with the issuance of the promissory note resulted in a loss on extinguishment of debt of $0.3 million.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $14.8 million for the year ended December 31, 2019. On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019. In each of June and September 2019, we achieved a $20.0 million development milestone under the terms of the agreement, result in receipt of an aggregate of $40.0 million of additional funding from SFJ. The change in fair value of the derivative liability is due to the remeasurement at December 31, 2019 which resulted in a loss of $14.8 million for the year ended December 31, 2019. The derivative liability was remeasured as a level 3 derivative.

Interest Expense

Interest expense was $5.3 million for the year ended December 31, 2019, an increase of $2.8 million, compared to $2.5 million for the year ended December 31, 2018. The increase in interest expense was primarily attributable to the amortization of the discount on the Convertible Notes offset by the decrease in interest expense attributable to our long-term debt under the term loan facility that we repaid in March 2019 and the promissory note that we repaid in 2019.

Interest Income

Interest income was $5.1 million for the year ended December 31, 2019, an increase of $2.1 million, compared to $3.0 million for the year ended December 31, 2018. The increase in interest income earned in 2019 from 2018 was due to the interest earned on our cash and cash equivalents that increased from the receipt of proceeds from of our follow-on offering in March 2019, the payments to us under the SFJ agreement and the receipt of proceeds from the Convertible Notes offering in September 2019.

Other Expense, Net

Other expense increased $0.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  The increase was primarily related to corporate franchise taxes and fees.

Comparison of Years Ended December 31, 2017 and 2018

The following table summarizes our results of operations for the years ended December 31, 2017 and 2018, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
	2017	2018	$	%
Operating expenses:
Research and development	$40,303,878	$105,285,576	$64,981,698	161.2%
General and administrative	10,463,151	22,639,184	12,176,033	116.4
Operating loss	(50,767,029)	(127,924,760)	(77,157,731)	152.0
Interest expense	(374,749)	(2,512,956)	(2,138,207)	570.6
Interest income	277,834	2,960,771	2,682,937	965.7
Other expense, net	(142,150)	(25,249)	116,901	(82.2)
Net loss	$(51,006,094)	$(127,502,194)	$(76,496,100)	150.0

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

Research and development expenses increased by $65.0 million to $105.3 million for the year ended December 31, 2018 from $40.3 million for the year ended December 31, 2017, an increase of 161.2%. The increase in research and development expenses was primarily attributable to an increase of $39.7 million in clinical trial costs associated with the preparation for and commencement of our Phase 3 clinical trials of pegcetacoplan, an increase of $14.6 million in manufacturing expenses in connection with the supply for our Phase 3 clinical trials of pegcetacoplan, an increase of $9.3 million in compensation and related personnel costs primarily due to increased headcount in 2018, an increase of $1.1 million related to preclinical study expenses, and an increase of $0.3 million in research and development supporting activities, offset by a slight decrease of $0.1 million in device development expenses.

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

Interest Expense

Interest expense was $2.5 million for the year ended December 31, 2018, an increase of $2.1 million, compared to $0.4 million for the year ended December 31, 2017. The increase in interest expense was attributable to interest expense incurred on our loan facility with Silicon Valley Bank and our promissory note with GDP.

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

Other Expense, Net

Other income, net increased $0.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily related to corporate franchise taxes and fees.

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

Subsequent to December 31, 2019, on January 13, 2020, we issued and sold 10,925,000 shares of our common stock in a follow-on offering at a public offering price of $37.00, including 1,425,000 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $381.4 million after deducting underwriting discounts and commissions of $22.2 million and offering costs of approximately $0.6 million.

Agreement with SFJ

On February 28, 2019, we entered into the SFJ agreement, under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement, and has agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for pegcetacoplan in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations. In addition, upon the mutual agreement between us and SFJ, at any time after the earlier of the date that we have reviewed the primary endpoint data from its PEGASUS Phase 3 trial of pegcetacoplan in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of our development costs.

On June 7, 2019, we amended the funding agreement with SFJ. Under the amendment, SFJ agreed to make an additional $20.0 million of funding payment to us to support the development of pegcetacoplan for the treatment of patients with PNH. This additional $20.0 million was in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, we received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ amendment. On September 23, 2019, we received $20.0 million from SFJ as the second installment of the additional $60.0 million due to the achievement of a milestone. We met the remaining development milestones under the SFJ agreement upon the announcement of the PEGASUS Phase 3 trial data in January 2020. The remaining $20.0 million was paid in January 2020.

Following regulatory approval by the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, for the use of pegcetacoplan as a treatment for PNH we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding made under the SFJ amendment). Additionally, we granted a security interest in all of our assets, excluding intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

Indebtedness

Term Loan Facility

On October 20, 2017, we entered into a loan and security agreement with Silicon Valley Bank providing for a $20.0 million term loan facility, which we refer to as the term loan facility.

Borrowings under the term loan facility accrued interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%. Under the agreement, we were required to make monthly interest-only payments through November 1, 2019 and we were required to make 24 equal monthly payments of principal, plus accrued interest, thereafter from November 1, 2019 through October 1, 2021, when all unpaid principal and interest were to become due and payable.

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

In connection with our entry into the term loan facility, in October 2017 we issued to Silicon Valley Bank a warrant to purchase 14,064 shares of our common stock, with an exercise price per share of $5.484. The warrant had a ten-year term and included a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of our company, or the expiration of the warrant, Silicon Valley Bank could require us to repurchase the warrant for a total aggregate purchase price of $250,000. Silicon Valley Bank exercised the warrant in the fourth quarter of 2019.

Promissory Note

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to GDP. The note accrued interest at a rate per annum of 8.0% and was due and payable quarterly in arrears on the 19th day of each April, July, October and January. The promissory note had a maturity date of October 19, 2022. The promissory note was contractually subordinated to our obligations to SFJ under the SFJ agreement. On September 16, 2019, we repaid outstanding amounts due and owed, under the promissory note.

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

The net proceeds from the sale of the Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the sale of the Convertible Notes to pay the cost of the capped call transactions described below.

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

Prior to September 20, 2023, we may not redeem the Convertible Notes. We may redeem for cash all or a portion of the Convertible Notes, at our option, on or after September 20, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017, 2018 and 2019:

	Year Ended December 31,
	2017	2018	2019
Net cash used in operating activities	$(46,595,073)	$(131,240,797)	$(211,135,445)
Net cash used in investing activities	—	—	(1,693,322)
Net cash provided by financing activities	197,375,114	131,903,360	388,541,484
Effect of exchange rate changes on cash and cash equivalents	—	(38,426)	4,702
Net increase (decrease) in cash and cash equivalents	$150,780,041	$624,137	$175,717,419

Net Cash Used in Operating Activities

Net cash used in operating activities was $211.1 million for the year ended December 31, 2019 and consisted primarily of a net loss of $304.7 million adjusted for $40.4 million of non-cash items, including share-based compensation expense of $21.1 million, a loss from remeasurement of development derivative liability of $14.8 million, and a loss on early extinguishment of debt of $1.5 million, a net increase in accounts payable, accrued expenses and other liabilities of $48.7 million and a net decrease in operating assets of $4.5 million. The net increase in operating liabilities resulted primarily from an increase in accrued expenses of $50.5 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 was $1.7 million due to the purchase of fixed assets for our offices. There was no cash used in investing activities during the years ended December 31, 2018 and December 31, 2017.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $388.5 million during the year ended December 31, 2019 and consisted primarily of proceeds from the issuance of the Convertible Notes in September 2019 of $212.9 million, the issuance of common stock in our March follow-on offering of $109.6 million, the receipt of $120.0 million from the SFJ agreement and $3.1 million upon the exercise of stock options, offset by $28.7 million for the repayment of our term loan facility and promissory note, and $28.4 million for capped call premiums paid.

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

We believe that our cash and cash equivalents as of December 31, 2019, together with the net proceeds of its follow-on public offering of $381.4 million in January 2020 and the $20.0 million received from SFJ in January 2020 will enable us to fund our operating expenses and capital expenditure requirements at least into mid-2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our existing cash and cash equivalents will be sufficient to enable us to complete all of our ongoing and planned Phase 3 clinical trials of pegcetacoplan or to complete the development of pegcetacoplan or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for pegcetacoplan, APL-9 and future product candidates;
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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible Notes (1)	273,878,611	7,700,000	15,400,000	15,400,000	235,378,611
Non-cancellable purchase commitments	35,300,000	35,300,000	—	—	—
Operating Leases (2)	17,679,804	3,679,786	6,605,527	6,090,976	1,303,515
Total	$326,858,415	$46,679,786	$22,005,527	$21,490,976	$236,682,126

(1)

Amounts include interest on long-term debt represents obligations under the debt outstanding as of December 31, 2019, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity.

(2)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

On February 28, 2019, we entered into the SFJ agreement. Under the SFJ agreement, following regulatory approval by the FDA or the EMA of the use of pegcetacoplan as a treatment for PNH, we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding made under the SFJ amendment). The timing and likelihood of such payments are not currently known.

During the third quarter of 2019, we entered into contracts to conduct research and development activities with third parties which commit us to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If we were to cancel these contracts, we would be required only to pay for activities incurred through termination date. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We are party to two license agreements with Penn under which we license specified intellectual property from Penn. The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering pegcetacoplan. Each license agreement requires us to pay ongoing annual maintenance payments of $100,000 per year until the first commercial sale of a licensed product. With respect to the license for the nonophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $1.7 million based on achieving specified development and regulatory approval milestones, and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products. In 2018 we made one milestone payment of $0.4 million under the nonophthalmic license. With respect to the license for the ophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory milestones, and up to $5.0 million based on achieving specified annual sales milestones.  In 2018 we made one milestone payment, net of credits for the annual maintenance payment, of $0.7 million under the ophthalmic license. The license agreements also require that we pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since either the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, or the noncancelable minimum purchase commitments under such contracts have already been satisfied, and therefore we believe that our non-cancelable obligations under these agreements are not material. Under these agreements, as of December 31, 2019, we are obligated to pay up to $1.8 million to these vendors.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash and cash equivalents of $352.0 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apellis Pharmaceuticals, Inc. (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2019.

Boston, Massachusetts

February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Apellis Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Development Derivative Liability — Refer to Notes 5 and 9 to the financial statements

Critical Audit Matter Description

On February 28, 2019, the Company entered into a development funding agreement with SFJ Pharmaceuticals Group (“SFJ”) under which SFJ agreed to provide funding to the Company to support the development of one of the Company’s clinical trials (“SFJ Agreement”). The SFJ Agreement is presented as a derivative liability whose fair value is based on unobservable inputs. The liability is initially recorded at the value of the aggregate cash received pursuant to the contractual terms and is subsequently remeasured at each quarter with the change in fair value recorded in loss from remeasurement of development derivative liability on the income statement.

We identified the valuation of the development derivative liability as a critical audit matter. The development derivative liability is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. This model includes unobservable inputs including the probability and timing of achieving U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) approval. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the development derivative liability model and unobservable inputs used by management to estimate the fair value of the development derivative liability included the following, among others:

•

We tested the effectiveness of controls over management’s valuation of the development derivative liability, such as those related to management’s assumptions over the probability and timing of achieving FDA and EMA approval.

•	We evaluated the reasonableness of management’s assumptions over the probability and timing of achieving FDA and EMA approval by comparing the assumptions within the model to:
–	Internal communications to management and the Board of Directors.
–	Information included in the Company’s press releases, as well as in analyst reports for the Company.
–	Inquiries with those responsible for clinical affairs regarding the progress of ongoing trials.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology by testing the source information and the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2020

We have served as the Company's auditor since 2019.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$176,267,666	$351,985,085
Prepaid assets	24,333,851	19,802,008
Other current assets	1,837,704	1,307,591
Total current assets	202,439,221	373,094,684
Non-current Assets:
Right-of-use assets	—	14,110,209
Property and equipment, net	977,918	1,654,999
Other assets	116,420	385,088
Total assets	$203,533,559	$389,244,980
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,254,938	$8,360,527
Accrued expenses	5,103,002	54,782,951
Current portion of long-term-debt	1,666,667	—
Current portion of operating lease liabilities	—	2,609,341
Total current liabilities	17,024,607	65,752,819
Long-term liabilities:
Convertible Senior Notes	—	142,566,851
Development derivative liability	—	134,839,000
Term loan facility	18,722,321	—
Promissory note	6,655,193	—
Operating lease liabilities	—	11,856,634
Other liabilities	158,783	—
Total liabilities	42,560,904	355,015,304
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2018 and 2019	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized and at December 31, 2018 and 2019; 56,279,307 and 63,938,003 shares issued and outstanding at December 31, 2018 and 2019, respectively	5,628	6,393
Additional Paid-in capital	437,855,681	615,849,518
Accumulated other comprehensive loss	(122,807)	(153,775)
Accumulated deficit	(276,765,847)	(581,472,460)
Total stockholders' equity	160,972,655	34,229,676
Total liabilities and stockholders' equity	$203,533,559	$389,244,980

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2018	2019
Operating expenses:
Research and development	$40,303,878	$105,285,576	$220,968,770
General and administrative	10,463,151	22,639,184	67,046,483
Operating loss	(50,767,029)	(127,924,760)	(288,015,253)
Loss on extinguishment of debt	—	—	(1,501,215)
Loss from remeasurement of development derivative liability	—	—	(14,839,000)
Interest expense	(374,749)	(2,512,956)	(5,284,610)
Interest income	277,834	2,960,771	5,108,779
Other expense, net	(142,150)	(25,249)	(175,314)
Net loss	(51,006,094)	(127,502,194)	(304,706,613)
Other comprehensive loss:
Foreign currency loss	—	(122,807)	(30,968)
Total other comprehensive loss	—	(122,807)	(30,968)
Comprehensive loss, net of tax	$(51,006,094)	$(127,625,001)	$(304,737,581)
Net loss per common share, basic and diluted	$(3.68)	$(2.34)	$(4.90)
Weighted-average number of common shares used in net loss per common share, basic and diluted	13,870,949	54,396,483	62,228,601

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Convertible					Accumulated
	Preferred Stock		Common Stock		Additional	Other		Total
	Outstanding		Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2017	56,347,420	$92,054,926	8,428,366	$843	$29,996,110	$—	$(98,257,559)	$23,794,320
Issuance of Series E convertible preferred stock, net of issuance costs	7,792,035	19,747,847	—	—	—	—	—	19,747,847
Issuance of common stock upon exercise of stock options	—	—	46,881	5	164,496	—	—	164,501
Issuance of warrants to an affiliate of stockholder	—	—	—	—	430,160	—	—	430,160
Issuance of common stock upon exercise of warrants	—	—	93,764	9	514,191	—	—	514,200
Conversion of convertible preferred stock to common stock	(64,139,455)	(111,802,773)	30,070,034	3,007	111,799,766	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	11,695,107	1,169	149,878,047	—	—	149,879,216
Share-based compensation expense	—	—	—	—	5,418,710	—	—	5,418,710
Net loss	—	—	—	—	—	—	(51,006,094)	(51,006,094)
Balance at December 31, 2017	—	—	50,334,152	5,033	298,201,480	—	(149,263,653)	148,942,860
Issuance of common stock in follow-on offering, net of offering costs	—	—	5,500,000	550	131,193,480	—	—	131,194,030
Issuance of common stock upon exercise of stock options	—	—	445,155	45	727,465	—	—	727,510
Share-based compensation expense	—	—	—	—	7,733,256	—	—	7,733,256
Net loss	—	—	—	—	—	—	(127,502,194)	(127,502,194)
Foreign currency loss	—	—	—	—	—	(122,807)	—	(122,807)
Balance at December 31, 2018	—	—	56,279,307	5,628	437,855,681	(122,807)	(276,765,847)	160,972,655
Issuance of common stock in follow-on offering, net of offering costs	—	—	6,900,000	690	109,580,418	—	—	109,581,108
Issuance of common stock upon exercise of stock options or warrants	—	—	758,696	75	3,129,355	—	—	3,129,430
Recognition of equity component of convertible notes	—	—	—	—	72,520,035	—	—	72,520,035
Purchase of capped call transactions and associated costs	—	—	—	—	(28,380,000)	—	—	(28,380,000)
Share-based compensation expense	—	—	—	—	21,144,029	—	—	21,144,029
Net loss	—	—	—	—	—	—	(304,706,613)	(304,706,613)
Foreign currency loss	—	—	—	—	—	(30,968)	—	(30,968)
Balance at December 31, 2019	—	$—	63,938,003	$6,393	$615,849,518	$(153,775)	$(581,472,460)	$34,229,676

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2018	2019
Operating Activities
Net loss	$(51,006,094)	$(127,502,194)	$(304,706,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,418,710	7,733,256	21,144,029
Loss on early extinguishment of debt	—	—	1,501,215
Loss from remeasurement of development derivative liability	—	—	14,839,000
Non-cash lease expense	—	—	355,766
Depreciation expense	—	—	239,683
Amortization of debt discounts	—	—	51,725
Amortization of discounts for promissory note	13,563	71,791	—
Amortization of term loan facility discounts	11,935	582,043	104,172
Amortization of discounts for convertible notes, net of financing costs	—	—	2,186,014
Changes in operating assets and liabilities:
Prepaid assets	(3,927,155)	(299,006)	4,531,039
Other current assets	50,443	(19,275,118)	287,353
Other assets	10,177	(309,361)	(322,789)
Accounts payable	(51,622)	(978,188)	(1,640,774)
Accrued expenses	932,299	6,587,469	50,453,518
Other liabilities	1,952,671	2,148,511	(158,783)
Net cash used in operating activities	(46,595,073)	(131,240,797)	(211,135,445)
Investing Activities
Purchase of property and equipment	—	—	(1,693,322)
Net cash used in investing activities	—	—	(1,693,322)
Financing Activities
Issuance of Series E convertible preferred stock, net of issuance costs	19,747,847	—	—
Deferred issuance costs	—	(18,180)	—
Proceeds from issuance of term loan, net of issuance costs	19,795,007	—	—
Proceeds from issuance of promissory note, net of issuance costs	6,569,840	—	—
Proceeds from issuance of common stock, net of issuance costs	150,062,959	131,194,030	109,581,108
Proceeds from development derivative liability	—	—	120,000,000
Payments for capped call transactions and associated costs	—	—	(28,380,000)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	212,912,238
Proceeds from issuance of stock options and warrants	520,760	—	—
Proceeds from exercise of stock options and warrants	678,701	727,510	3,129,430
Repayment of promissory note	—	—	(7,000,000)
Repayment of term loan facility	—	—	(21,701,292)
Net cash provided by financing activities	197,375,114	131,903,360	388,541,484
Effect of exchange rate changes on cash and cash equivalents	—	(38,426)	4,702
Net increase in cash and cash equivalents	150,780,041	624,137	175,717,419
Cash and cash equivalents at beginning of period	24,863,488	175,643,529	176,267,666
Cash and cash equivalents at end of period	$175,643,529	$176,267,666	$351,985,085
Supplemental Disclosure of Non-Cash Financing Activities
Conversion of convertible preferred stock to common stock	$111,802,773	$—	$—
Cash paid for interest	$134,167	$1,816,333	$987,377
Equity component of convertible notes	$—	$—	$72,520,035

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

The Company was incorporated in September 2009 under the laws of the State of Delaware. The Company’s principal executive offices are located in Waltham, Massachusetts, effective January 1, 2020. Prior to that date, the Company’s principal offices were in Crestwood, Kentucky.

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

The net proceeds from the sale of the Convertible Notes were approximately $212,912,000 after deducting the initial purchasers’ discounts and commissions of $6,600,000 and offering expenses of $487,763 paid by the Company. The Company used $28,380,000 of the net proceeds from the sale of the Convertible Notes to pay the cost of the capped call transactions described below in Note 7.

On September 16, 2019, the Company entered into an indenture (the “Indenture”) with respect to the Convertible Notes with U.S. Bank National Association, as trustee (the “Trustee”). The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with the terms of the Convertible Notes. See Note 7 – Long-term Debt for additional information.

Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement with SFJ Pharmaceuticals Group (“SFJ”) under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with paroxysmal nocturnal hemoglobinuria (“PNH”). Pursuant to the agreement, SFJ paid the Company $60,000,000 following the signing of the agreement, and agreed to pay the Company up to an additional $60,000,000 in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least ten months of the Company’s operations. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of pegcetacoplan in patients with PNH and March 31, 2020, SFJ may fund an additional $50,000,000 of the Company’s development costs (the “Additional SFJ Funding”).

On June 7, 2019, the Company and SFJ amended the development funding agreement (the “SFJ amendment”). Under the SFJ amendment, SFJ agreed to make an additional $20,000,000 funding payment to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. This additional $20,000,000 payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40,000,000 from SFJ, consisting of $20,000,000 as the first installment of the additional $60,000,000 upon the achievement of a milestone and the $20,000,000 payable under the SFJ amendment.

On September 23, 2019, the Company received $20,000,000 from SFJ as the second installment of the additional $60,000,000 upon the achievement of a milestone.

The Company met the remaining development milestone under the SFJ agreement upon the Company’s announcement of the primary endpoint data from its PEGASUS Phase 3 trial on January 7, 2020 and the final installment of $20,000,000 of the additional $60,000,000 was paid on January 29, 2020.

Follow-on Public Offering

On March 11, 2019, the Company issued and sold 6,900,000 shares of its common stock at a price per share of $17.00 in a follow-on public offering (“2019 follow-on offering”). The Company received net proceeds of approximately $109,581,000 after deducting underwriting discounts and commissions of approximately $7,038,000 and offering costs of $680,891.

On April 23, 2018, the Company issued and sold 5,500,000 shares of its common stock at a price per share of $25.50 in a follow-on public offering. The Company received net proceeds of $131,324,477 after deducting underwriting discounts and commissions of $8,415,000 and offering costs of $509,973.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Subsequent to December 31, 2019, on January 13, 2020, the Company issued and sold 10,925,000 shares of its common stock at a price per share to the public of $37.00 in a follow-on public offering, including an additional 1,425,000 shares of its common stock that were sold at the follow-on public offering price of $37.00 per share pursuant to the underwriters’ in full exercise of their option to purchase additional shares of common stock.  The Company received net proceeds of approximately $381,374,000 from the sale of shares in the follow on offering after deducting underwriting discounts and commissions of approximately $22,233,000 and offering costs of approximately $618,000. As of February 27, 2020, the date of issuance of these consolidated financial statements, the Company believes that its cash and cash equivalents as of       December 31, 2019 of $351,985,085, together with the net proceeds of its follow-on offering of approximately $381,374,000 in January 2020 and the $20,000,000 received from SFJ in January 2020, will be sufficient to fund its operations and capital expenditures for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company’s future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations, or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd, Apellis Switzerland GmbH, Apellis Ireland Ltd., and Apellis MA Securities, Inc. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”).

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2019 presentation.

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s follow-on offerings and filing of a registration statements on Form S-3 in 2018 and 2019, and related to the Company’s offering of Convertible Notes in 2019. Costs were deferred until completion of the follow-on offerings and offering of Convertible Notes, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds. Deferred issuance costs related to the registration statement on Form S-3 that the Company filed in January 2020 have been capitalized and will be reclassified to additional paid-in capital as a reduction of the proceeds at the time when shares are issued. The Company does not consider these amounts material at December 31, 2019.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: share-based compensation expense, fair value of common stock and preferred stock, development derivative liability, accrued expenses, prepaid expenses and convertible debt.

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

The Company’s financial instruments, in addition to those presented in Note 7, Long-term Debt and Note 9, Fair Value Measurements, include cash and cash equivalents, the Australian research and development credit, accounts payable and accrued liabilities. Management believes that the carrying amounts of cash and cash equivalents, the Australian research and development credit, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates the fair value. As of December 31, 2018 and 2019, the Company had assets consisting of cash and cash equivalents held in banks outside of the United States of approximately $121,600 and $1,598,300, respectively.

Foreign Currency

The financial position and results of operations of the Company's Australian and Swiss subsidiaries are measured using the foreign subsidiary's local currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period from January 1, 2019 through December 31, 2019. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. Prior to August 1, 2018, when the functional currency of the Company’s Australian subsidiary was changed from the U.S. dollar to the Australian dollar, the transactions with the Australian subsidiary were recorded in U.S. dollars and were not translated.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2019, the Company did not have any significant uncertain tax positions.

Share-based Compensation

The Company recognizes all share-based payments to employees, including grants of employee stock options, in the statements of operations and comprehensive loss based on their estimated fair values over the requisite service periods for each award. The Company remeasures the fair value of share-based awards to non-employees until a performance commitment is reached or counterparty performance is complete. The Company’s share-based compensation awards are comprised of stock options. The Company estimates the fair value of each stock option grant using the Monte Carlo simulation model (“Monte Carlo”) for grants made prior to June 30, 2015 and the Black-Scholes option pricing model (“Black-Scholes”) for grants made on or after July 1, 2015 through October 2017. After the Company’s IPO in November 2017, the Company’s board of directors determined the fair value of underlying common stock based upon the closing price of the Company’s common stock as reported on the date of the grant.

Both Monte Carlo and Black-Scholes for option pricing require the input of the six minimum considerations detailed in ASC 718, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of comparable companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company believes the group selected has sufficient similar economic and industry characteristics. Before the IPO, the Company calculated the expected term for options granted to employees based on a quarterly weighted average probability of exit analysis considering milestones that the Company had achieved and each of the potential exit scenarios available to the Company at that time. After the IPO, the Company calculates the expected term for options granted to employees based on the “simplified” method set forth in SEC Staff Accounting Bulletin 107, because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. Under the simplified method, the weighted average vesting period is averaged with the contractual term of the option being valued. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Concentrations of Credit Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents are held at financial institutions in the United States, Australia and Switzerland. The Company is exposed to credit risk in the event of default by the financial institution to the extent that cash and cash equivalent balances recorded in the balance sheets are in excess of the amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average shares outstanding during the period. For purposes of the diluted net loss per share calculation, convertible notes and common stock options are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Comprehensive Loss

The Company’s components of comprehensive loss other than its net loss, are the foreign currency gains/losses recorded from the remeasurement of the long term intra-entity loan transaction to the Company’s wholly owned subsidiaries as well as the foreign currency gain/ loss from the translation of the Company’s wholly owned subsidiaries into U.S. dollars in 2018 and 2019. These components are a result of the change in the Australian subsidiary’s functional currency to Australian dollars effective August 1, 2018 and the creation of the Swiss subsidiary in 2019.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will apply one comprehensive revenue recognition model across all contracts, entities and sectors. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most of the existing revenue recognition requirements in U.S. GAAP. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, for public companies, including interim periods within that reporting period. As the Company does not currently have revenue, the adoption of the new standard had no impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, amending several elements surrounding the recognition and measurement of financial instruments and requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income. Effective January 1, 2018, the Company adopted this ASU on a prospective basis. The adoption did not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than twelve months. Leases will be either classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 also requires significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The Company adopted ASU 2016-02 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the guidance, the Company carried forward the assessment of whether contracts contain or are leases, the classification of leases and remaining terms. The Company recognized $5,511,865 of ROU assets and operating lease liabilities, primarily relating to office space leases, on the consolidated balance sheet upon adoption. During 2019, the Company leased additional office space resulting in an initial recognition value of $9,838,982 of ROU assets and operating lease liabilities.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement – Disclosure Framework, that modifies the disclosure requirements with respect to fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. Effective January 1, 2018, the Company early adopted this ASU, which did not have a material impact on its consolidated financial statements and related disclosures.

3. Common Stock

The Company has reserved the following shares of common stock for future issuance:

	December 31,
	2017	2018	2019
Shares reserved under 2010 Equity Incentive Plan	5,817,844	5,013,153	—
Shares reserved under 2017 Equity Incentive Plan	1,682,596	4,032,390	6,319,001
Shares reserved under 2017 Employee Stock Purchase Plan	468,823	972,164	972,164
Common stock warrants	14,064	14,064	—
Total	7,983,327	10,031,771	7,291,165

4. Convertible Preferred Stock

Authorized capital stock includes 10,000,000 shares of preferred stock at December 31, 2018 and 2019.

Series E Convertible Preferred Stock

In August 2017, the Company issued 7,792,035 shares of Series E convertible preferred stock at $2.571 per share for aggregate proceeds of $20,033,322, less issuance costs of $285,475.

Upon closing of the Company’s IPO on November 13, 2017, all shares of convertible preferred stock converted into shares of common stock.

5. Development Derivative Liability

On February 28, 2019, the Company entered into the SFJ agreement under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid the Company $60,000,000 following the signing of the agreement, and agreed to pay the Company up to an additional $60,000,000 in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of pegcetacoplan in patients with PNH and March 31, 2020, SFJ may fund an additional $50,000,000 of the Company’s development costs.

On June 7, 2019, the Company and SFJ amended the development funding agreement. Under the SFJ amendment, SFJ agreed to make an additional $20,000,000 funding payment to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. This additional $20,000,000 payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40,000,000 from SFJ, consisting of $20,000,000 as the first installment of the additional $60,000,000 upon the achievement of a milestone and the $20,000,000 payable under the SFJ amendment.

On September 23, 2019, the Company received $20,000,000 from SFJ as the second installment of the additional $60,000,000 upon the achievement of a milestone.

The Company met the remaining development milestone under the SFJ agreement upon the Company’s announcement of the primary endpoint data from its PEGASUS Phase 3 trial on January 7, 2020 and the final installment of $20,000,000 of the additional $60,000,000 was paid on January 29, 2020.

Under the SFJ agreement following regulatory approval by the FDA or EMA for the use of pegcetacoplan as a treatment for PNH the Company will be obligated to pay SFJ an initial payment of up to $5,000,000 (or a total of $10,000,000 if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226,000,000 in the aggregate (or up to $452,000,000 if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is lower or greater than $120,000,000 (including as a result of the payment of the Additional SFJ Funding but excluding the $20,000,000 funding payment made under the SFJ amendment). Additionally, the Company granted a security interest in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ agreement is presented as a derivative liability on the consolidated balance sheet as of December 31, 2019. The liability was initially recorded at the value of the $60,000,000 aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, measured as a level 3 derivative. During 2019, the Company received an additional $60,000,000 under the SFJ agreement and the Company met additional milestones in the agreement. The derivative liability was remeasured quarterly at fair value in 2019 and finally at December 31, 2019 as a level 3 derivative, with the total change in fair value of $14,839,000 recorded for the year ended December 31, 2019 in loss from remeasurement of development derivative liability on the consolidated income statement. The remeasurement of the development derivative liability at December 31, 2019 resulted in a remeasured fair value of $134,839,000 as of December 31, 2019 on the consolidated balance sheet.

The following table presents a rollforward of the liability:

Development Derivative Liability
Balance at fair market value, January 1, 2019	$—
Amounts received under the SFJ agreement and SFJ amendment	120,000,000
Loss recorded in loss from remeasurement of development derivative liability	14,839,000
Balance at fair market value, December 31, 2019	$134,839,000

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (16.6%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 16.6% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

6. Accrued Expenses and Prepaid Assets

Accrued expenses are as follows:

	December 31,
	2018	2019
Accrued research and development	$3,481,570	$36,449,386
Accrued payroll liabilities	269,046	11,442,889
Other	1,352,386	6,890,676
Total	$5,103,002	$54,782,951

Prepaid assets include $23,053,511 and $18,102,049 of prepaid research and development costs as of December 31, 2018 and 2019, respectively.

7. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of Convertible Notes with an aggregate principal amount of $220,000,000 issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”).

The net proceeds from the sale of the Convertible Notes were approximately $212,912,000 after deducting the initial purchasers’ discounts and commissions of $6,600,000 and offering expenses of $487,763 paid by the Company. The Company used $28,380,000 of the net proceeds from the sale of the Convertible Notes to pay the cost of the capped call transactions described below.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with the terms of the Convertible Notes.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $39.4625 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company deliver a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the indenture.

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

Pursuant to Accounting Standards Codification (“ASC”) Subtopic 470-20 Convertible Debt, the Company used an effective interest rate of 10.5% to determine the liability component of the Convertible Notes. This resulted in the recognition of $145,065,803 as the liability component of the Convertible Notes and the recognition of the residual amount of $74,934,197 as the debt discount with a corresponding increase to additional paid in capital for the equity component of the Convertible Notes. Aggregate debt issuance costs of $7,087,763 were allocated to the liability and equity components in the amounts of $4,673,600 and $2,414,162, respectively.

Interest expense for the Convertible Notes was $4,399,093 from inception through December 31, 2019, which included amortization of the discount on the Convertible Notes of $2,089,368, accrued semi-annual coupon payable of $2,224,445 and amortization of debt issuance costs of $85,280. As of December 31, 2019, $4,588,320 of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of December 31, 2019 is $142,566,851.

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

Term Loan Facility

On October 20, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) to provide for a $20,000,000 term loan facility (the “term loan facility”). Borrowings under the term loan facility accrued interest at a floating rate per annum equal to the WSJ prime rate plus 1.50%. Under the agreement, the Company was required to make monthly interest-only payments through November 1, 2019 and to make 24 equal monthly payments of principal, plus accrued interest, thereafter from November 1, 2019 through October 1, 2021, when all unpaid principal and interest would become due and payable.

On March 26, 2019, the Company voluntarily repaid all outstanding amounts due and owed, including applicable termination fees, under the term loan facility. The final payment of $21,802,403 totaled per diem interest of $101,111 and $21,701,292 for the outstanding balance of the term loan facility which included (i) a final payment equal to 8% of the original principal amount of the term loan facility of $1,600,000, and (ii) a prepayment fee contractually owed of $100,000 plus other fees of $1,292 which resulted in a total loss on extinguishment of debt of $1,208,132.

In connection with the Company’s entry into the term loan facility, the Company issued to SVB a warrant to purchase 14,064 shares of the Company’s common stock with an exercise price per share of $5.484. The warrant had a ten-year term and includes a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of the Company or the expiration of the warrant, SVB could require the Company to repurchase the warrant for a total aggregate purchase price of $250,000. The warrants were exercised in November 2019.

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

On September 16, 2019, the Company voluntarily repaid all outstanding amounts due and owed under the promissory note, except for a small amount of interest subsequently repaid. The payment of $7,118,904 reflected per diem interest of $118,904 and $7,000,000 for the outstanding principal balance of the promissory note.

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

The contractual maturities of the Company’s long-term debt obligations due subsequent to December 31, 2019 consist of the $220,000,000 Convertible Senior Notes which mature in September 2026.

8. Leases

On January 1, 2019, the Company adopted ASU 2016-02 Leases (Topic 842) using a modified retrospective method. The Company recognized $5,511,865 of lease assets and liabilities. There was no impact to retained earnings upon adoption of Topic 842.  The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception. During 2019, the Company leased additional office space resulting in an initial recognition value of $9,838,982 of lease assets and liabilities.

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

As of December 31, 2019, all leases were classified as operating lease assets and liabilities. Operating lease assets were $14,110,209 and operating lease liabilities were $14,465,975 at December 31, 2019. At December 31, 2019, the weighted average remaining lease term of operating leases was 5.01 years and the weighted average discount rate used to measure the outstanding operating lease liabilities leases was 8.19%.

For the year ended December 31, 2019, the total lease cost for operating lease expense was approximately $2,369,000.

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 is as follows:

Operating cash flows from operating leases	$2,013,273
Right of use assets obtained in exchange for lease obligations	$10,201,170

The maturity of the Company’s operating lease liabilities as of December 31, 2019 are as follows:

2020	$3,679,786
2021	3,336,325
2022	3,269,202
2023	3,287,748
2024 and thereafter	4,106,743
Total future minimum lease payments	17,679,804
Less imputed interest	(3,213,829)
Total operating lease liabilities	$14,465,975

Rental expense under operating leases totaled $798,760 for the year ended December 31, 2018.

Under the previous lease accounting standard, ASC 840, Leases, future minimum rental payments for lease obligations with initial terms in excess of one year as of December 31, 2018 were as follows:

2019	$1,251,720
2020	1,292,025
2021	975,750
2022	998,350
2023 and thereafter	2,341,219
Total	$6,859,064

9. Fair Value Measurements

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not re-measured on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$92,355,167			$92,355,167
Total Financial Assets	$92,355,167	$—	$—	$92,355,167
Financial Liabilities:
Term loan facility		$18,722,321		$18,722,321
Related party promissory note		7,401,203		7,401,203
Total Financial Liabilities	$—	$26,123,524	$—	$26,123,524

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$281,314,069	-		$281,314,069
Total Financial Assets	$281,314,069	$—	$—	$281,314,069
Financial Liabilities:
Convertible senior notes*			$149,496,359	149,496,359
Total Financial Liabilities	$—	$—	$149,496,359	$149,496,359

*The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

As of December 31, 2018, the fair value of the Company's promissory note was $7,401,203, based on discounted cash flows, market-based expectations for interest rates, credit risk and the contractual terms of the debt instrument. The Company paid interest on the term loan facility at a variable interest rate and accordingly the carrying amount approximated fair value at December 31, 2018.

As of December 31, 2019, the fair value of debt component of the Convertible Notes was $149,496,359, based on the discounted cash flows for comparable straight debt instrument. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheet at December 31, 2019.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Common stock warrant liability		$158,783		$158,783
Total Financial Liabilities	$—	$158,783	$—	$158,783

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Development derivative liability			134,839,000	134,839,000
Total Financial Liabilities	$—	$—	$134,839,000	$134,839,000

The fair value of the SFJ agreement is presented as a derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (16.6%). A 10% change in the key inputs of i) the probability and timing of payment and ii) the discount rate utilized would result in a change in fair value of the development derivative liability of approximately 13.3% or $17,886,000.

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 16.6% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms.

The common stock warrant liability was valued based upon the underlying value of the Company’s common stock.

10. License Agreements

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

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $100,000 until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1,650,000, based upon the achievement of development and regulatory approval milestones, and up to $2,500,000, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In 2018, the Company made payments of $1,025,000, net of a credit for the annual license maintenance payment, for the achievement of milestones under these agreements.

11. 401(k) Profit Sharing Plan and Trust

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2017, 2018 and 2019 the Company recorded $123,624, $322,459 and $806,915 respectively, for employer contributions made to the 401(k) Plan.

12. Refundable Research and Development Credits and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The components of loss from continuing operations before provision for income taxes are as follows:

	Year Ended December 31,
	2017	2018	2019
Domestic	$(47,523,183)	$(122,900,285)	$(297,127,180)
Foreign	(3,482,911)	(4,601,909)	(7,579,433)
Total	$(51,006,094)	$(127,502,194)	$(304,706,613)

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the years ended December 31, 2018 and 2019, there was no current or deferred income tax expense or benefit due to the Company’s net losses and increases in its deferred tax asset valuation allowance.

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December
	2017		2018		2019
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(17,852,133)	35.0%	$(26,775,461)	21.0%	$(63,988,409)	21.0%
State income taxes, net of federal benefit	(1,634,924)	3.3	(6,397,993)	5.0	(16,423,857)	5.4
Change in valuation allowances	11,176,291	(20.8)	38,156,506	(29.9)	90,300,408	(29.6)
Re-measurement of deferred taxes	15,659,916	(31.9)	—	—	—	—
Tax credits	(3,316,729)	7.7	(6,149,021)	4.8	(6,113,296)	2.0
Change in state apportionment, Kentucky tax reform and other	—	—	873,508	(0.7)	(16,861)	0.0
Permanent and other	(4,032,421)	6.7	292,461	(0.2)	(3,757,985)	1.2
Effective income tax provision	$—	—%	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2019
Deferred tax assets:
Intangible assets	$19,616	$15,519
Share-based compensation	2,914,583	6,624,638
Deferred interest expense	135,585	—
Contribution carryforwards	36,759	41,409
Net operating loss carryforwards	64,296,165	102,623,330
Research and development credits	7,269,624	14,476,348
Orphan drug credits	7,165,354	9,380,475
Development derivative liability	—	35,874,491
Accruals	—	2,259,190
Other	—	11,250
Total deferred tax assets	81,837,686	171,306,650
Deferred tax liabilities:
Accrual to cash adjustment	(2,463,715)	—
Unrealized gain	(12,094)	—
Convertible debt	—	(11,479,891)
481(a) adjustment	—	(2,891,490)
Total deferred tax liabilities	(2,475,809)	(14,371,381)
Net deferred tax assets before allowance:	79,361,877	156,935,269
Less valuation allowance	(79,361,877)	(156,935,269)
Net deferred tax assets	$—	$—

At December 31, 2018, the Company had approximately $251,388,000 and $254,631,000 of Federal and state net operating loss carryforward, respectively. At December 31, 2019, the Company had approximately $392,878,000 and $358,345,000 of Federal and state net operating loss carryforwards, respectively. The Company also had $24,163,000 of federal research and development tax credit carryforwards as of December 31, 2019. The net operating loss and research and development tax credit carryforwards begin to expire in 2024.

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

The deferred tax asset includes approximately $99,955,000 of Federal and State NOLs and $24,163,000 of Federal and State research & development tax credit carryforwards. Of the $99,955,000 of Federal and State NOLs, approximately $10,716,000 is limited under Section 382. Of the $24,163,000 of Federal and State tax credit carryforwards, approximately $1,892,000 is limited under Section 383. Subsequent ownership changes may further affect the limitation in future years.

The Company’s estimate of the realizability of the deferred tax asset is dependent on its estimate of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative. Based on its analysis, the Company recorded a valuation allowance for deferred tax assets, net of deferred tax liabilities, as of December 31, 2018 and 2019.

Tax Act Enactment

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax. The Tax Act also provides that undistributed and previously untaxed post-1986 foreign earnings will be deemed distributed in 2017 and be subject to tax at reduced effective rates (the “Transition Tax”). The Company has a net cumulative deficit in earnings and profits from its foreign subsidiaries and, consequently, will not be subject to the Transition Tax. The company re-measured certain net deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The total impact to the gross deferred tax asset balance (before valuation allowance) upon enactment of the Tax Act is $15,659,916. As there is a valuation allowance recorded for all deferred tax assets as of December 31, 2017, there was no impact to the net deferred tax assets balance. The Company has completed its assessment of the U.S. Tax Reform Act and has determined no additional impacts during 2018.

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

There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties at December 31, 2018, or 2019.

The Company files income tax returns in the U.S. federal jurisdiction, and applicable state jurisdictions and in Australia’s and Switzerland’s federal jurisdiction. The Company’s earliest tax years open and subject to examination by taxing authorities are 2016, for the U.S. federal jurisdiction, and 2015, for U.S. states’ and Australia’s federal jurisdiction. Federal and state net operating losses are subject to review by taxing authorities in the year utilized.

13. Commitments and Contingencies

The Company has entered into a leasing agreement for lab space in Watertown, Massachusetts with an estimated commencement date of June 2, 2020 (the “Lab Lease”). The Lab Lease has a term of 85 months and includes leasing 9,704 square feet of office space. The Lab Lease provides for initial monthly lease payments of $58,224 per month. The base rent payable over the lease period is $5,425,279.

The Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15,000,000 or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of December 31, 2019, the Company would be required to pay certain termination costs and other fees of approximately $1,789,000 that would be incurred in future periods.

As of December 31, 2019, the Company has non-cancellable purchase commitments for 2020 with certain manufacturing vendors in the amount of approximately $35,300,000.

The Company also has certain payment and other obligations under the SFJ agreement, which are discussed above in Note 5.

Indemnifications—In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred any cost to defend lawsuits or settle claims related to these indemnification provisions.

Legal—During the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. Management does not believe that any such claims would have a material impact on the Company’s consolidated financial statements.

14. Equity Incentive Plans

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

Additionally, during 2019 and thereafter, the Company has granted equity awards as equity inducement awards material to entry into employment with the Company to certain newly hired employees outside of the Company’s existing plans in accordance with Nasdaq listing rule 5635(c)(4).

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

Under the Executive Separation Benefits and Retention Plan and by resolutions adopted by the Compensation Committee in October 2019, the stock options granted to the Company’s executives and employees will become fully vested upon the occurrence of a change in control, as defined in the Executive Separation Benefits and Retention Plan, if such executive or employee is terminated without cause or resigns for good reason within 12 months after such change in control.

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -	Weighted -
		Average	Average	Average
		Exercise	Grant Date	Contractual	Aggregate
		Price	Fair Value	Life	Intrinsic
	Shares	Per Share	Per Option	(in years)	Value
Outstanding, December 31, 2017	6,355,581	4.78	2.66	7.64	107,534,863
Granted	2,060,685	15.86	13.13	—	—
Exercised	(468,263)	2.61	1.46	—	4,953,187
Forfeited	(450,269)	6.58	4.27	—	—
Outstanding, December 31, 2018	7,497,734	8.09	5.52	7.31	45,706,169
Granted	4,365,520	21.15	17.31	—	—
Exercised	(747,136)	3.85	2.81	—	15,659,119
Forfeited	(261,681)	12.67	10.34	—	—
Outstanding, December 31, 2019	10,854,437	13.52	10.43	7.59	185,847,165
Options exercisable, December 31, 2019	4,808,730	6.94	4.62	5.82	113,868,890
Expected to vest, December 31, 2019	6,045,707	18.76	15.04	9.01	71,978,275

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the common stock as of December 31, 2019. Estimated fair values of the common stock at the time of the grants between May 12, 2010 and the Company’s IPO in November 2017 were between $1.71 and $14.00. Actual fair market values of the Company’s common stock from the time of the IPO through December 31, 2019 were between $11.47 and $32.18. The fair market value of options vested during the years ended December 31, 2018 and 2019 were $5,062,428 and $12,906,436, respectively.

Total share-based compensation expense during the years ended was as follows:

	Year Ended December 31,
	2017	2018	2019
Research and development	$2,678,956	$3,559,047	$10,682,553
General and administrative	2,739,754	4,174,209	10,461,476
Total share-based compensation expense	$5,418,710	$7,733,256	$21,144,029

At December 31, 2017, 2018 and 2019, unrecognized compensation expense related to unvested options, was $10,415,787, $27,266,206 and $79,291,036, respectively, which the Company expects to recognize over an estimated weighted-average period of 3.14, 2.99, and 3.24 years, respectively.

The assumptions used in the Monte Carlo and Black-Scholes models to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2017	2018	2019
Risk-free interest rate	1.21 - 2.30%	2.68 - 2.99%	1.42 - 2.56%
Dividend yield	0%	0%	0%
Volatility	51.6 - 55.8%	87.0 - 110.9%	102.6 - 111.2%
Expected terms (years)	5.3 - 7.0	5.94 - 6.25	5.31 - 6.08

2017 Employee Stock Purchase Plan

In October 2017, the Company’s board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“ESPP”), which became effective upon the IPO and provides participating employees with the opportunity to purchase up to an aggregate of 468,823 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 937,646 shares of common stock, (ii) 1.0% of the number of shares of common stock outstanding on the first day of the fiscal year and (iii) an amount determined by the board of directors. The board of directors initiated the first offering under the ESPP in October 2019.

15. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share:

	Year Ended December 31,
	2017	2018	2019
Numerator:
Net loss	$(51,006,094)	$(127,502,194)	$(304,706,613)
Denominator:
Weighted-average number of common shares used in net loss per common share -- basic and diluted	13,870,949	54,396,483	62,228,601
Net loss per common share -- basic and diluted	$(3.68)	$(2.34)	$(4.90)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive:

	Year Ended December 31,
	2017	2018	2019
Common stock under option	6,355,581	7,497,734	10,854,437
Common stock warrants	14,064	14,064	—
Total	6,369,645	7,511,798	10,854,437

16. Related Party Transaction

Effective as of May 1, 2018, the Company entered into a subscription license agreement and a services agreement with Revon Systems, Inc. (“Revon”). Under the subscription license agreement, Revon granted the Company an exclusive license to use the Revon software platform and applications for any purpose with respect to the Company's programs in age-related macular degeneration, hemolytic diseases and complement-dependent nephropathies for an annual license fee of $175,000 and an option to obtain a perpetual, exclusive license thereafter for $350,000. Under the services agreement, Revon provided development services with respect to the Revon software to the Company for $250,000 during the first year. Prior to the acquisition of Revon by an unrelated third party in July 2019, the Company paid the remainder of the annual license fee due for the second year, exercised the option for the perpetual license and discontinued the services agreement. For the year ended December 31, 2019, the Company paid Revon a total of $691,667.

Each of Cedric Francois, the Company’s chief executive officer, Pascal Deschatelets, the Company’s chief operating officer, and Alec Machiels, a member of the board of directors, was an affiliate of Revon. The Board approved the Revon agreements after review by a subcommittee of the disinterested members of the Board and determination by the full Board that the terms of the Revon agreements were fair, reasonable and in the best interests of the Company. The exercise of the option for the perpetual license was approved in accordance with the Company’s related party transaction policy.

17. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2018 and 2019 results of operations on a quarterly basis:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Operating Loss	$(21,438,145)	$(33,485,442)	$(35,804,581)	$(37,196,592)
Net Loss	(21,736,304)	(33,334,300)	(35,972,115)	(36,459,475)
Net Loss per common share, basic and diluted (1)	(0.43)	(0.61)	(0.64)	(0.65)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Operating Loss	$(48,650,570)	$(63,476,438)	$(69,947,962)	$(105,940,283)
Net Loss	(50,574,367)	(71,090,164)	(69,824,659)	(113,217,423)
Net Loss per common share, basic and diluted (1)	(0.87)	(1.12)	(1.10)	(1.77)

(1)

The sum of the four quarters of earnings per share for 2018 and 2019 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

18. Subsequent Events

On January 13, 2020, the Company issued and sold 10,925,000 shares of its common stock at a price per share to the public of $37.00 in a follow-on public offering, including an additional 1,425,000 shares of its common stock that were sold at the follow-on public offering price of $37.00 per share pursuant to the underwriters’ in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of approximately $381,374,000 after deducting underwriting discounts and commissions of approximately $22,232,000 and offering costs of approximately $618,000 for these transactions.

The Company received the final $20,000,000 from the SFJ development funding agreement on January 29, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2019, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2019 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms	100
Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2019 and for each of the three years in the period ended December 31, 2019:
Consolidated Balance Sheets as of December 31, 2018 and 2019	103
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2018 and 2019	104
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2017 to December 31, 2019	105
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2018 and 2019	106
Notes to Consolidated Financial Statements	107

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewtih
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.8
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10†	Office Lease Agreement, dated as of October 21, 2010, by and between the Registrant and DHB Properties, LLC, as amended	S-1/A	333-220941	10/13/2017	10.1
10.11	Summary of Non-Employee Director Compensation Program	S-1/A	333-220941	10/30/2017	10.11
10.12	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.13+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.14+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.15+	Warrant to purchase shares of common stock issued to Golda Darty Partners S.A.	S-1/A	333-220941	10/20/2017	10.17
10.16	Warrant to purchase shares of common stock issued to Silicon Valley Bank	S-1/A	333-220941	10/20/2017	10.18
10.17	Loan and Security Agreement, dated as of October 20, 2017, between the Registrant and Silicon Valley Bank	S-1/A	333-220941	10/20/2017	10.19
10.18	Fourth Addendum to Office Lease Agreement, dated as of July 2, 2018, by and between Registrant and Westwind Way Properties, LLC.	10-Q	001-38276	7/31/2018	10.1

10.19	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.20	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.21	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.22	Equity Distribution Agreement, dated December 28, 2018, by and between the Registrant and Citigroup Capital Markets, Inc.	S-3	333-299091	12/28/2018	1.2
10.23	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.24	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.25	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.26	Offer Letter, dated as of April 13, 2018, by and between the Registrant and Lukas Scheibler	10-Q	001-38276	5/7/2019	10.3
10.27	Form of Capped Call Transaction Confirmation	8-K	001-38276	9/16/2019	10.1
10.28†	Apellis Pharmaceuticals, Inc. Executive Separation Benefits and Retention Plan	8-K	001-38276	10/7/2019	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
23.2	Consent of Ernst & Young LLP					X
31.1~~*~~	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2~~*~~	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1~~*~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2~~*~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: February 27, 2020	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)	February 27, 2020
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)	February 27, 2020
Timothy E. Sullivan

/s/ Nicole D. Perry	Vice President, Finance (Principal Accounting Officer)	February 27, 2020
Nicole D. Perry

/s/ Gerald Chan	Director	February 27, 2020
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 27, 2020
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 27, 2020
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 27, 2020
Stephanie M. O’Brien