Form 10-Q
period 2020-03-31
Apellis Pharmaceuticals, Inc.
filed 2020-04-29
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38276

APELLIS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1537290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Fifth Avenue, Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 977-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	APLS	Nasdaq Global Select Market

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

As of April 24, 2020, the registrant had 75,513,064 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

`	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$417,881	$351,985
Marketable securities	228,813	—
Prepaid assets	22,806	19,802
Restricted cash	1,016	—
Other current assets	1,891	1,308
Total current assets	672,407	373,095
Non-current Assets:
Right-of-use assets	13,715	14,110
Property and equipment, net	1,972	1,655
Other assets	845	385
Total assets	$688,939	$389,245
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,078	$8,361
Accrued expenses	44,930	54,783
Current portion of right of use liabilities	2,732	2,609
Total current liabilities	50,740	65,753
Long-term liabilities:
Convertible senior notes	144,561	142,567
Development derivative liability	223,245	134,839
Operating lease liabilities	11,396	11,857
Total liabilities	429,942	355,016
Stockholders' equity:
Preferred stock, $0.0001 par value; 10.0 million shares authorized, and zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200.0 million shares authorized at March 31, 2020 and December 31, 2019; 75.4 million shares issued and outstanding at March 31, 2020, and 63.9 million shares issued and outstanding at December 31, 2019	7	6
Additional paid in capital	1,008,275	615,850
Accumulated other comprehensive income/(loss)	1,010	(154)
Accumulated deficit	(750,295)	(581,473)
Total stockholders' equity	258,997	34,229
Total liabilities and stockholders' equity	$688,939	$389,245

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$69,282	$40,480
General and administrative	29,504	8,171
Operating loss	(98,786)	(48,651)
Loss on extinguishment of debt	—	(1,208)
Loss from remeasurement of development derivative liability	(68,406)	(736)
Interest income	2,275	867
Interest expense	(3,919)	(593)
Other income/(expense), net	14	(253)
Net loss	(168,822)	(50,574)
Other comprehensive gain:
Unrealized gain on marketable securities	1,394	—
Foreign currency gain/ (loss)	(230)	2
Total other comprehensive gain/ (loss)	1,164	2
Comprehensive loss, net of tax	$(167,658)	$(50,572)
Net loss per common share, basic and diluted	$(2.29)	$(0.87)
Weighted-average number of common shares used in net loss per common share, basic and diluted	73,720	57,897

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2020	63,938	$6	$615,850	$(154)	$(581,473)	$34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,457	—	—	381,458
Issuance of common stock upon exercise of stock options	559	—	1,674	—	—	1,674
Share-based compensation expense	—	—	9,294	—	—	9,294
Unrealized gain on available-for-sale investments	—	—	—	1,394	—	1,394
Net loss	—	—	—	—	(168,822)	(168,822)
Foreign currency loss	—	—	—	(230)	—	(230)
Balance at March 31, 2020	75,422	$7	$1,008,275	$1,010	$(750,295)	$258,997

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279	$5	$437,856	$(123)	$(276,766)	$160,972
Issuance of common stock in follow-on offering, net of offering costs	6,900	1	109,603	—	—	109,604
Issuance of common stock upon exercise of stock options	39	—	192	—	—	192
Share-based compensation expense	—	—	4,559	—	—	4,559
Net loss	—	—	—	—	(50,574)	(50,574)
Foreign currency gain	—	—	—	2	—	2
Balance at March 31, 2019	63,218	$6	$552,210	$(121)	$(327,340)	$224,755

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(168,822)	$(50,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,294	4,559
Loss on early extinguishment of debt	—	1,208
Loss from remeasurement of development derivative liability	68,406	736
Amortization of right-of-use assets	57	73
Depreciation expense	85	41
Amortization of debt discounts	—	19
Amortization of term loan facility discounts	—	104
Amortization of discounts for convertible notes, net of financing costs	1,994	—
Changes in operating assets and liabilities:
Prepaid assets	(3,004)	3,824
Other current assets	(671)	(250)
Other assets	(460)	(46)
Accounts payable	(5,237)	1,906
Accrued expenses	(9,991)	2,764
Other liabilities	—	76
Net cash used in operating activities	(108,349)	(35,560)
Investing Activities
Purchase of property and equipment	(435)	(875)
Purchase of available-for-sale securities	(227,419)	—
Net cash used in investing activities	(227,854)	(875)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	381,593	109,927
Proceeds from development derivative liability	20,000	60,000
Proceeds from exercise of stock options	1,674	192
Repayment of term loan facility	—	(21,701)
Net cash provided by financing activities	403,267	148,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(152)	(4)
Net increase in cash, cash equivalents and restricted cash	66,912	111,979
Cash, cash equivalents and restricted cash at beginning of period	351,985	176,268
Cash, cash equivalents and restricted cash at end of period	$418,897	$288,247
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$417,881	$288,247
Restricted cash	1,016	—
Total cash, cash equivalents, and restricted cash	$418,897	$288,247
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$3,829	$588

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(unaudited)

(Amounts in thousands, except per share amounts)

1. Nature of Organization and Operations

Apellis Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the development of novel therapeutic compounds to treat disease through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade.

The Company was incorporated in September 2009 under the laws of the State of Delaware and has its principal office in Waltham, Massachusetts.

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital and developing its product candidates.

The Company is subject to risks common in the biotechnology industry including, but not limited to, raising additional capital, development by its competitors of new technological innovations, its ability to successfully complete preclinical and clinical development of product candidates and receive timely regulatory approval of products, market acceptance of the Company’s products, protection of proprietary technology, healthcare cost containment initiatives, and compliance with governmental regulations, including those of the U.S. Food and Drug Administration (“FDA”). Additionally, the Company is subject to risks arising from the Coronavirus Disease 2019 (COVID-19) pandemic, which could have adverse effects upon our business and operations, including on our ability to initiate, conduct and complete clinical trials.

Follow-on Public Offerings

On January 13, 2020, the Company issued and sold 10,925 shares of its common stock at a price per share to the public of $37.00 in a follow-on public offering including an additional 1,425 shares of its common stock that were sold at the follow-on public offering price of $37.00 per share pursuant to the underwriters’ in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of $381.5 million after deducting underwriting discounts and commissions of $22.2 million and offering costs of $0.5 million for these transactions.

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 29, 2020, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $417.9 million and marketable securities of $228.8 million as of March 31, 2020 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of the unaudited interim consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations, or is not able to obtain such funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd, Apellis Ireland Ltd, Apellis Switzerland GmbH and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

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

The Company’s financial instruments, in addition to those presented in Note 5, Long-term Debt, Note 7, Marketable Securities, and Note 9, Fair Value Measurements, include cash and cash equivalents, the Australian research and development credit, accounts payable and accrued liabilities. Management believes that the carrying amounts of certain cash and cash equivalents, the Australian research and development credit, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for certain cash and cash equivalents are valued at cost, which approximates their fair value. See Note 9, Fair Value Measurements, for additional information.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s customs import bond and facility lease agreements of $1.0 million as of March 31, 2020.  The Company records as restricted cash the collateral used to secure these letters of credit.  The Company did not have restricted cash as of December 31, 2019.

Foreign Currency

The financial position and results of operations of the Company's Australian, Swiss and Irish subsidiaries are measured using the foreign subsidiary's local currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the respective periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

3. Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2020	2019
Accrued research and development	$30,030	$36,449
Accrued payroll liabilities	7,898	11,443
Other	7,002	6,891
Total	$44,930	$54,783

4. Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement, which we refer to as the SFJ Agreement, with SFJ Pharmaceuticals Group or SFJ, under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations. In addition, upon the mutual agreement of the Company and SFJ, at any time after the earlier of the date that the Company has reviewed the primary endpoint data from its PEGASUS Phase 3 trial of pegcetacoplan in patients with PNH and March 31, 2020, SFJ may fund an additional $50.0 million of the Company’s development costs which we refer to as the Additional SFJ Funding.

On June 7, 2019, the Company and SFJ amended the development funding agreement, which we refer to as the SFJ Amendment. Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. This additional $20.0 million payment is in addition to and not part of the Additional SFJ Funding.

On June 27, 2019, the Company received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ Amendment.

On September 23, 2019, the Company received $20.0 million from SFJ as the second installment of the additional $60.0 million upon the achievement of a milestone.

The Company met the remaining development milestone under the SFJ Agreement upon the Company’s announcement of the primary endpoint data from its PEGASUS Phase 3 trial on January 7, 2020 and the final installment of $20.0 million of the additional $60.0 million was paid on January 29, 2020.

Under the SFJ Agreement following regulatory approval by the FDA or EMA for the use of pegcetacoplan as a treatment for PNH the Company will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding payment made under the SFJ Amendment). Additionally, the Company granted a security interest in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

The SFJ Agreement is presented as a derivative liability on the balance sheet. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms, which was determined to have been fair value, and subsequently remeasured at March 31, 2019 as a level 3 derivative, with the change in fair value of $0.7 million recorded for the three months ended March 31, 2019 in loss from remeasurement of development derivative liability on the statement of operations. During 2019, the Company received an additional $60.0 million under the SFJ Agreement and the Company met additional milestones in the agreement. The remeasurement of the development derivative liability at December 31, 2019 resulted in a remeasured fair value of

$134.8 million on the consolidated balance sheet at December 31, 2019. The Company received an additional $20.0 million in January 2020 and the derivative liability under the SFJ Agreement (as amended), was subsequently remeasured at March 31, 2020 as a level 3 derivative, with the change in fair value of $68.4 million recorded for the three months ended March 31, 2020 in the loss from remeasurement of development derivative liability on the income statement, with a remeasured fair value of $223.2 million on the consolidated balance sheet at March 31, 2020.

The following table presents a rollforward of the development derivative liability:

	Three Months Ended March 31,
	2020	2019
Balance at fair market value, January 1,	$134,839	$—
Amounts received under the SFJ agreement and SFJ amendment	20,000	60,000
Loss recorded in loss from remeasurement of development derivative liability	68,406	736
Balance at fair market value, March 31,	$223,245	$60,736

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (13.47%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 13.47% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

5. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of Convertible Notes with an aggregate principal amount of $220.0 million which were issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee.

The net proceeds from the sale of the Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million by the Company. The Company used $28.4 million of the net proceeds from the sale to pay the cost of the capped call transactions described below.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with their terms.

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

The Company used an effective interest rate of 10.5% to determine the liability component of the Convertible Notes. This resulted in the recognition of $145.1 million as the liability component of the Convertible Notes and the recognition of the residual amount of $74.9 million as the debt discount with a corresponding increase to additional paid in capital for the equity component of the Convertible Notes. Aggregate debt issuance costs of $7.1 million was allocated to the liability and equity components in the amounts of $4.7 million and $2.4 million, respectively.

Interest expense for the Convertible Notes was $3.9 million for the three months ended March 31, 2020 which included the amortization of the discount on the Convertible Notes of $1.9 million, accrued semi-annual coupon payable of $1.9 million and amortization of debt issuance costs of $0.1 million. As of March 31, 2020, $0.7 million of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of March 31, 2020 and December 31, 2019 was $144.6 million and $142.6 million respectively.

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

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million was recorded as a reduction to additional paid-in capital as of September 30, 2019.

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

On March 26, 2019, the Company voluntarily repaid all outstanding amounts due and owed, including applicable termination fees, under the term loan facility. The final payment of $21.8 million totaled per diem interest of $0.1 million and $21.7 million for the outstanding balance of the term loan which included (i) a final payment equal to 8% of the original principal amount of the term loan of $1.6 million, and (ii) a prepayment fee contractually owed of $0.1 million plus other fees which resulted in a total loss on extinguishment of debt of $1.2 million.

In connection with the Company’s entry into the term loan facility, the Company issued to SVB a warrant to purchase 14,064 shares of the Company’s common stock with an exercise price per share of $5.484. The warrant has a ten-year term and included a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of the Company, or the expiration of the warrant, SVB could have required the Company to repurchase the warrant for a total aggregate purchase price of $250. The warrants were exercised in November 2019.

Promissory Note

On October 19, 2017, the Company issued and sold an unsecured promissory note in the principal amount of $7.0 million to Golda Darty Partners S.A. (“GDP”). The promissory note accrued interest at a rate per annum of 8.0%, and was due and payable quarterly in arrears on the 19th day of each April, July, October and January. The promissory note had a maturity date of October 19, 2022 when the $7.0 million would be due and payable in its entirety. The promissory note was contractually subordinated to the Company’s obligations to SFJ under the SFJ Agreement.

On September 16, 2019, the Company voluntarily repaid all outstanding amounts due and owed under the promissory note, except for a small amount of interest subsequently repaid. The payment of $7.1 million totaled per diem interest of $0.1 million and $7.0 million for the outstanding principal balance of the promissory note.

In connection with the issuance and sale of the above promissory note, the Company issued to GDP a warrant to purchase 93,764 shares of the Company’s common stock at a price per share of $5.484, which was exercised in whole in October 2017. The Company recorded the fair value of the warrant in the aggregate amount of $0.4 million as a discount to the promissory note. This amount was being accreted as additional interest expense over the term of the promissory note. Upon the repayment of the promissory note, the Company recorded a loss on extinguishment of debt of $0.3 million due to the remaining discount.

The contractual maturities of the Company’s long-term debt obligations due subsequent to March 31, 2020 consist of the $220.0 million Convertible Senior Notes which mature in September 2026.

6. Leases

On January 1, 2019, The Company adopted ASU 2016-02 Leases (Topic 842) using a modified retrospective method. The Company recognized $5.5 million of lease assets and liabilities. There was no impact to retained earnings upon adoption of Topic 842.  The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception. During 2019, the Company leased additional office space resulting in an initial recognition value of $9.8 million of lease assets and liabilities.

As a practical expedient permitted under Topic 842, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

As of March 31, 2020 and December 31, 2019, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows:

	March 31,	December 31,
	2020	2019
Operating Lease Assets	$13,715	$14,110
Operating Lease Liabilities	$14,128	$14,466
Weighted Average Remaining Term in years	4.77	5.01
Weighted Average discount rate used to measure outstanding lease liabilities	8.32%	8.19%

For the three months ended March 31, 2020 and 2019, the total lease cost for operating lease expense was: $1.0 million and $0.4 million, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31 is as follows:

	2020	2019
Operating cash flows for operating leases	$968	$331
Operating lease assets obtained in exchange for lease obligations	$334	$6,940

The maturities of the Company’s operating lease liabilities as of March 31, 2020 are as follows:

2020	$2,883
2021	3,518
2022	3,283
2023	3,288
2024 and thereafter	4,107
Total future minimum lease payments less	17,079
Imputed interest	(2,951)
Total operating lease liabilities	$14,128

7. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of March 31, 2020 were as follows:

	For the Three Months Ended March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$227,419	$1,394	$—	$228,813

All available-for-sale securities mature in one year or less. The Company did not hold available-for-sale securities as of December 31, 2019.

8. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the three months ended March 31, 2020 and 2019:

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	1,394	(230)	1,164
Balances, March 31, 2020	$1,394	$(384)	$1,010

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$—	$(123)	$(123)
Net other comprehensive income (loss)	—	2	2
Balances, March 31, 2019	$—	$(121)	$(121)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis:

		March 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$256,106	$—	$—	$256,106
	Bank certificates of deposit	40,811	—	—	40,811
Total Financial Assets		$296,917	$—	$—	$296,917

Financial Liabilities:
Convertible senior notes	Convertible senior notes*	$—	$—	$155,008	$155,008
Total Financial Liabilities		$—	$—	$155,008	$155,008

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$281,314	$—	$—	$281,314
Total Financial Assets		$281,314	$—	$—	$281,314

Financial Liabilities:
Convertible senior notes	Convertible senior notes*	$—	$—	$149,496	$149,496
Total Financial Liabilities		$—	$—	$149,496	$149,496

* The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

The fair value of debt component of the Company's Convertible Notes was $155.0 million and $149.5 million, as of March 31, 2020 and December 31, 2019, respectively, based on the discounted cash flows for comparable straight debt instrument. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at March 31, 2020 and December 31, 2019.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis:

		March 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	US government obligations	$117,184	$—	$—	$117,184
Marketable Securities:	US government obligations	228,813	—	—	228,813
Total Financial Assets		$345,997	$—	$—	$345,997

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$223,245	$223,245
Total Financial Liabilities		$—	$—	$223,245	$223,245

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$134,839	$134,839
Total Financial Liabilities		$—	$—	$134,839	$134,839

The fair value of the SFJ Agreement is presented as a derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (13.47%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 13.47% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

10. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three months ended March 31, 2020 and 2019, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative. Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of March 31, 2020.

11. Commitments and Contingencies

The Company has entered into a leasing agreement for lab space in Watertown, Massachusetts with an estimated commencement date of June 2, 2020 (the “Lab Lease”). The Lab Lease has a term of 85 months and includes leasing 9,704 square feet of office space. The Lab Lease provides for initial monthly lease payments of $0.06 million per month. The base rent payable over the lease period is $5.4 million.

The Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of March 31, 2020, the Company would be required to pay certain termination costs and other fees of approximately $2.8 million that would be incurred in future periods.

As of March 31, 2020, the Company has non-cancellable purchase commitments for 2020 with certain manufacturing vendors in the amount of approximately $22.6 million.

The Company also has certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 4.

12. Net Loss per Share

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

	For the Three Months Ended March 31,
	2020	2019
Convertible notes	5,575	—
Common stock options	9,434	9,191
Restricted stock units	298	—
Common stock warrants	—	14
Total	15,307	9,205

13. Related Party Transaction

Effective as of May 1, 2018, the Company entered into a subscription license agreement and a services agreement with Revon Systems, Inc. (“Revon”). Under the subscription license agreement, Revon granted the Company an exclusive license to use the Revon software platform and applications for any purpose with respect to the Company's programs in age-related macular degeneration, hemolytic diseases and complement-dependent nephropathies for an annual license fee of $0.2 million for a two year initial term and an option to obtain a perpetual, exclusive license thereafter for $0.4 million. Under the services agreement, Revon provided development services with respect to the Revon software to the Company for $0.3 million during the first year. Prior to the acquisition of Revon by an unrelated third party in July 2019, the Company paid the remainder of the annual license fee due for the second year, exercised the option for the perpetual license and discontinued the services agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020, which we refer to as the 2019 Annual Report on Form 10-K.

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

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018. We expect that both trials will be fully enrolled by the end of the second quarter of 2020 and that we will announce data from these trials in the third quarter of 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia (specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL) while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001). At week 16, pegcetacoplan-treated patients (n = 41) had an adjusted mean hemoglobin increase of 2.4 g/dL from a baseline of 8.7 g/dL, compared to eculizumab-treated patients (n = 39) who had a change of -1.5 g/dL from a baseline of 8.7 g/dL. Additionally, pegcetacoplan showed promising results in key secondary endpoints. Pegcetacoplan met non-inferiority on transfusion avoidance and absolute reticulocyte count. Pegcetacoplan did not meet pre-specified criteria for non-inferiority on mean lactate dehydrogenase, or LDH, levels. Pegcetacoplan showed positive trends on LDH and fatigue as measured by the Functional Assessment of Chronic Illness Therapy, fatigue score. In the trial, the safety profile of pegcetacoplan was comparable to eculizumab.

In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab, or eculizumab treatment-naïve patients. We expect to complete enrollment in this trial in the second quarter of 2020 and to present top-line data in the first quarter of 2021. We refer to this trial as the PRINCE trial.

We intend to meet with regulatory agencies in the second quarter of 2020 to discuss what information is required to support regulatory submissions of a new drug application, or NDA, or marketing authorization application, or MAA, for pegcetacoplan in PNH.

CAD. In our ongoing Phase 2 clinical trials of pegcetacoplan in patients with CAD, patients have achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the second quarter of 2020.

C3G. We are also conducting a Phase 2 clinical trial of pegcetacoplan for glomerular diseases with complement involvement, including C3G. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the second quarter of 2020.

Intravenous C3 Inhibition. We are developing other compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. Additionally, we plan to initiate a Phase 1/2 clinical trial for APL-9, a clinical -stage targeted C3 inhibitor designed for intravenous administration, for the treatment of patients with acute respiratory distress syndrome (ARDS) secondary to COVID-19. ARDS is a serious lung condition that causes low blood oxygen, often resulting in hospitalization and mechanical ventilation or other life-support measures. APL-9 is a second generation C3 modulator and is designed to be intravenously administered for acute use.

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

On September 16, 2019, we issued and sold $220.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, or Convertible Notes, in a private offering. The net proceeds from the sale of the notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the indenture governing the Convertible Notes, or the

Indenture. See Note 5 to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for additional details regarding the Convertible Notes.

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

On January 13, 2020, we issued and sold 10,925,000 shares of our common stock at a price per share to the public of $37.00 in a follow-on public offering including 1,425,000 shares of shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received total net proceeds of $381.5 million from the sale of shares in the offering after deducting underwriting discounts and commissions of $22.2 million and offering costs of $0.5 million.

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $212.9 million in net proceeds from the private offering of Convertible Notes, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $140.0 million from the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. The amounts due and owed under the term loan facility and the promissory note have been repaid in full.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $168.8 million and $50.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $750.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct clinical trials in our current and new indications with pegcetacoplan and APL-9, including our ongoing Phase 3 program in GA, our ongoing Phase 3 trials in PNH, our ongoing and planned clinical trials of pegcetacoplan in other indications and our planned clinical trial of APL-9 for the treatment of patients with acute respiratory distress syndrome (ARDS) secondary to COVID-19; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $646.7 million, respectively. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020, will be sufficient to fund our operating expenses and capital expenditures into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

The following summarizes our most advanced research and development programs:

GA.   We are developing pegcetacoplan for intravitreal administration in geographic atrophy. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018, which we refer to as the DERBY and OAKS trials. We expect that both trials will be fully enrolled in the second quarter of 2020 and that we will announce data from these trials in the third quarter of 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

PNH. We are developing pegcetacoplan as monotherapy for patients with PNH, administered by subcutaneous injection. We initiated the Phase 3 PEGASUS trial, an 80-patient randomized head-to-head study comparing pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab, in June 2018, completed enrollment in June 2019 and reported top-line results in January 2020. We plan to present detailed 16-week results from the PEGASUS trial at a future scientific meeting and expect to report 48-week topline data in the second half of 2020. In September 2019, we initiated our PRINCE trial, a 54-patient Phase 3 clinical trial in treatment-naïve patients. We expect to complete enrollment in this trial in the second quarter of 2020 and to present top-line data in the first quarter of 2021.

CAD. We are developing pegcetacoplan for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of pegcetacoplan in patients with CAD in the first quarter of 2018, reported interim data in December 2018 and provided additional data in June 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the second quarter of 2020.

C3G. We are developing pegcetacoplan for patients with glomerular diseases with complement involvement, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of pegcetacoplan in patients with glomerular diseases with complement involvement, in the first quarter of 2018. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the second quarter of 2020.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2019 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•	Accrued Research and Development
•	Share-based Compensation
•	Convertible Notes
•	Capped Call Transactions, and
•	Development Derivative Liability

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended March 31,		Change	Change
	2020	2019	$	%
Operating expenses:
Research and development	$69,282	$40,480	$28,802	71%
General and administrative	29,504	8,171	21,333	261
Net operating loss	(98,786)	(48,651)	(50,135)	103
Loss on extinguishment of debt	—	(1,208)	1,208	100
Loss from remeasurement of development derivative liability	(68,406)	(736)	(67,670)	9,194
Interest income	2,275	867	1,408	162
Interest expense	(3,919)	(593)	(3,326)	561
Other income/(expense), net	14	(253)	267	(106)
Net loss	$(168,822)	$(50,574)	$(118,248)	234

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items (certain prior year amounts have been reclassified to conform to the 2020 presentation):

	For the Three Months Ended March 31,		Change	Change
	2020	2019	$	%
Contract manufacturing	$26,178	$14,674	$11,504	78%
Clinical trial costs	19,492	15,219	4,273	28
Compensation and related personnel costs	16,708	6,059	10,649	176
Research / Innovation	3,282	551	2,731	496
Other development costs	2,547	1,657	890	54
Pre-clinical study expenses	720	1,973	(1,253)	(64)
Device development expenses	355	347	8	2
Total research and development expenses	$69,282	$40,480	$28,802	71

Research and development expenses increased by $28.8 million to $69.3 million for the three months ended March 31, 2020 from $40.5 million for the three months ended March 31, 2019, an increase of 71%. The increase in research and development expenses was primarily attributable to an increase of $11.5 million in contract manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials, an increase of $4.3 million in clinical trial costs associated with the preparation for the commencement of our Phase 3 clinical trials, an increase of $10.6 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $2.7 million related to research and innovation activities, an increase of $0.9 million in other development costs and device development expenses and offset by a decrease of $1.2 million in pre-clinical study expenses. We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $21.3 million to $29.5 million for the three months ended March 31, 2020, from $8.2 million for the three months ended March 31, 2019, an increase of 261%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $9.1 million, an increase in professional and consulting fees of $9.9 million, an increase in general office costs of $1.2 million and an increase of $0.4 million in director stock compensation expense, $0.4 million in conference and travel related costs and $0.3 million in insurance. The increase in employee related costs of $9.1 million consisted of a $6.4 million increase in salaries and benefits primarily due to the hiring of additional members of our management team, $1.9 million related to stock expense associated with the grants of stock options and restricted stock units to employees and $0.8 million in recruitment expense. The increased professional and consulting fees of $9.9 million primarily related to an increase in consulting fees of $8.3 million, an increase of $1.2 million in accounting and legal fees, and an increase in communication and public relations fees of $0.4 million.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability increased $67.7 million to $68.4 million for the three months ended March 31, 2020 from $0.7 million for the three months ended March 31, 2019. On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms, which was determined to have been fair value and the change in fair value of the derivative liability of $0.7 million was recorded.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019. In each of June 2019, September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in the receipt of an aggregate of $60.0 million of additional funding from SFJ. We remeasured the fair value of the liability as a level 3 derivative at March 31, 2020.  The change in fair value from December 31, 2019 to March 31, 2020 resulted in a loss of $68.4 million for the quarter ended March 31, 2020.

Interest Expense

Interest expense was $3.9 million for the three months ended March 31, 2020 and $0.6 million for the three months ended March 31, 2019. The interest expense for the three months ended March 31, 2020 was primarily due to interest paid and accrued on and the amortization of the discount on the Convertible Notes. The interest expense for the three months ended March 31, 2019 was primarily attributable to interest expense incurred on our long-term debt under the term loan facility that we repaid in March 2019.

Interest Income

Interest income was $2.3 million for the three months ended March 31, 2020, an increase of $1.4 million, compared to $0.9 million for the three months ended March 31, 2019. The increase in interest income earned during the three months ended March 31, 2020 was due to the interest earned on our cash, cash equivalents and marketable securities, which increased as a result of our follow-on offering in March 2019, the payments to us under the SFJ agreement, the Convertible Notes offering in September 2019 and our follow-on offering in January 2020.

Other Income/(Expense), Net

Other income/expense, net during the three months ended March 31, 2020, increased $0.3 million compared to the three months ended March 31, 2019.

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

On April 23, 2018, we issued and sold 5,500,000 shares of our common stock in a follow-on offering at a public offering price of $25.50 per share. We received net proceeds of $131.2 million, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $0.5 million.

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

On January 13, 2020, we issued and sold 10,925,000 shares of our common stock in a follow-on offering at a public offering price of $37.00, including 1,425,000 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $381.5 million after deducting underwriting discounts and commissions of $22.2 million and offering costs of $0.5 million.

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

Following regulatory approval by the U.S. Food and Drug Administration, or the FDA, or the European Medicines Agency, or the EMA, for the use of pegcetacoplan as a treatment for PNH we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding made under the SFJ amendment). Additionally, we granted a security interest in all of our assets, excluding intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

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

 In connection with our entry into the term loan facility, we issued to Silicon Valley Bank a warrant to purchase 14,064 shares of our common stock, with an exercise price per share of $5.484. The warrant had a ten-year term and included a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of our company, or the expiration of the warrant, Silicon Valley Bank could require us to repurchase the warrant for a total aggregate purchase price of $250,000. The warrant was exercised in the fourth quarter of 2019.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(108,349)	$(35,560)
Net cash used in investing activities	(227,854)	(875)
Net cash provided by financing activities	403,267	148,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(152)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,912	$111,979

Net Cash Used in Operating Activities

Net cash used in operating activities was $108.3 million for the three months ended March 31, 2020 and consisted primarily of a net loss of $168.8 million adjusted for $79.8 million of non-cash items, including a loss from remeasurement of development derivative liability of $68.4 million and share-based compensation expense of $9.3 million, a net increase in accounts payable, accrued expenses and other liabilities of $15.2 million and a net decrease in operating assets of $4.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was $227.9 million due primarily to the purchase of marketable securities with proceeds from the January 2020 follow-on offering. Net cash used in investing activities during the three months ended March 31, 2019 was $0.9 million due to the purchase of fixed assets for our offices.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $403.3 million during the three months ended March 31, 2020 and consisted primarily of proceeds from the follow-on offering in January 2020 of $381.6 million, the receipt of $20.0 million from the SFJ agreement and $1.7 million upon the exercise of stock options.

Net cash provided by financing activities was $148.4 million during the three months ended March 31, 2019 and consisted primarily of proceeds from the issuance of common stock in our March 2019 follow-on offering, net of issuance costs of $109.9 million, the receipt of $60.0 million from the SFJ agreement and $0.2 million upon the exercise of stock options, offset by $21.7 million for the repayment of our term loan facility.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our existing cash, cash equivalents and marketable securities will be sufficient to enable us to complete all of our ongoing and planned Phase 3 clinical trials of pegcetacoplan or to complete the development of pegcetacoplan or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2019 Annual Report on Form 10-K. See Note 11 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments.

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash and cash equivalents of $417.9 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities of $228.8 million consisting of U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely.  As a result of these changes to the working environment the Company has not identified any material changes in the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $168.8 million for the three months ended March 31, 2020 and $304.7 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $750.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials with our lead product candidate, pegcetacoplan for our current indications and for future indications;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•	seek to identify and develop additional product candidates for complement-dependent diseases;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have expended substantial amounts of cash since our inception. For example, in the three months ended March 31, 2020, and in the years ended December 31, 2017, 2018 and 2019, we used net cash of $108.4 million, $46.6 million, $131.2 million and $211.1 million respectively, in our operating activities substantially all of which related to research and development activities. As of March 31, 2020, we had cash, cash equivalents and marketable securities were $647.7 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of pegcetacoplan in multiple disease areas, as well as other product candidates we may seek to develop. In addition, while we may seek one or more collaborators for future development of our product candidates for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash and cash equivalents and marketable securities will not be sufficient to complete all of our ongoing Phase 3 clinical trials of pegcetacoplan or to complete development of pegcetacoplan or any of our other product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2021. Our estimate as to how long we expect our cash and cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities will be sufficient to allow us to announce top-line data on the primary efficacy endpoint in our DERBY and OAKS trials, we do not believe they will be sufficient to enable us to complete the 24 month observation intervals for the DERBY and OAKS clinical trials or complete the clinical and commercial development of pegcetacoplan or any of our other product candidates. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

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

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	our ability to obtain adequate reimbursement for any product we commercialize; and
•	the costs of operating as a public company.

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for paroxysmal-nocturnal hemoglobinuria, or PNH we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding payment made under the SFJ amendment). Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies and conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, began in late 2019 and has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

A small number of employees of our company, including our chief executive officer, have indicated that they were diagnosed with COVID-19. These employees, including our chief executive officer, have subsequently recovered. We have closed our facilities, and our employees work remotely.

We have enrolled, and seek to enroll, patients in our ongoing clinical trials at sites located both in the United States and internationally. We may face difficulties recruiting and retaining patients in our ongoing clinical trials because of logistical effects arising from the pandemic, including increased difficulty for patients and health care providers to travel to or access clinical sites. If patients enrolled in our clinical trials are unable or unwilling to visit clinical trial sites, the data generated by the trials and the timing of completion of our clinical trials may be adversely affected. We may also face disruptions related to the ability to obtain necessary regulatory, institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. In particular, site initiation, participant recruitment and enrollment, participating dosing, availability of drug product or clinical and laboratory supplies, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. The potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

Treatment with complement inhibitors, like pegcetacoplan and APL-9, has immunosuppressive effects. Elderly patients or patients with significantly compromised health, such as those in our clinical trials, could be more susceptible to infections and other complications as a result of treatment with complement inhibitors.  In light of this, the COVID-19 pandemic could lead to delayed enrollment in our trials, more frequent withdrawals from ongoing trials and more frequent or severe adverse events during our trials.

As a result of challenges associated with the pandemic, we have experienced a slowdown in enrollment in our PRINCE trial and in our DERBY and OAKS trials, and we may not be able to meet our timelines for these trials, particularly if the effects of the pandemic do not abate in the short term.

We also may face disruptions as a result of the COVID-19 pandemic that affect our ability to procure items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates and laboratory and clinical supplies for our clinical trials. If we experience supply issues, our clinical trial plans and business operations could be adversely affected.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials or on the ability of our suppliers to provide materials for our product candidates could cause additional delays to clinical trial activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face additional setbacks. It is possible that any of our development programs may be placed on full or partial clinical hold by regulatory authorities at any point, which would delay and possibly prevent further development of our product candidates.

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

Should the COVID-19 pandemic persist, our clinical development plans could be affected. Clinical trial participants and clinical investigators may not be able to comply with clinical trial protocols, if for example quarantines or other travel limitations continue to impede participant movement, affect sponsor access to study sites, or interrupt healthcare services.  In such event, we may be unable to conduct our clinical trials in the manner or on the timelines that we currently anticipate.

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

In particular, the successful completion of our clinical development program for pegcetacoplan for the treatment of PNH is dependent upon our ability to enroll a sufficient number of patients with PNH. PNH, cold agglutinin disease, or CAD, and C3 glomerulopathy, or C3G are rare diseases with a small patient population, and many of those patients are treated with other therapies or products. Further, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches. Given the severe and life-threatening nature of these indications and the expectation that many patients will be on treatment with other therapies or products, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned clinical trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of pegcetacoplan in a timely and cost-effective manner. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic.

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

We intend to meet with regulatory agencies in the second quarter of 2020 to discuss what information is required to support regulatory submissions of an NDA and an MAA for pegcetacoplan in PNH. The FDA has advised us that, for the approval of a new treatment for PNH, hemoglobin stabilization in conjunction with change in transfusion dependence constitute accepted clinical benefit, but that a rise in hemoglobin levels may not translate to clinical benefit in patients who entered the trial with high hemoglobin levels, such as permitted by the inclusion criteria of the PEGASUS trial, and who do not require transfusions. We believe that the data from the PEGASUS trial support a finding of clinical benefit. As clinical data is susceptible to varying interpretations and analyses, we will need to discuss our data with the FDA, European Medicines Agency, or EMA, and other regulatory agencies before we can determine our next steps.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed by Novartis AG as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody, in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy being developed by Hemera Biosciences in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Allegro Ophthalmics LLC, Allergan PLC, Cell Cure Neurosciences, Genentech, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth, Gyroscope Therapeutics, and BioTime, Inc. In October 2019 Alexion obtained an option to co-develop and commercialize elamipretide for certain indications, including GA, from Stealth. Stealth is evaluating elamipretide in a Phase 2 clinical trial in patients with GA.

The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion. Eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.

We are aware of several other companies that are actively developing product candidates for the treatment of PNH, including cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials; nomacopan, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 3 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst, currently in early clinical development; zilucoplan, a cyclic peptide C5 inhibitor developed by Ra Pharmaceuticals, Inc., or Ra, currently in Phase 2 clinical trials, crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 2 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron, currently in Phase 2 clinical trials; and

LNP-023, a Factor B inhibitor being developed by Novartis currently in Phase 2 clinical trials; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc. Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 2 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548 in early clinical development. Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete. In April 2020, Ra was acquired by UCB S.A.

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

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. In addition, these contractors may be adversely affected by the COVID-19 pandemic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. For example, one company currently produces most of the PEG that is used in pharmaceutical and drug development globally. PEG is a component of pegcetacoplan. If this supplier of PEG experiences manufacturing and supply problems with respect to PEG, then the manufacturers with whom we contract may have difficulty in procuring PEG for the supply and manufacture of pegcetacoplan. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. If we or any third-party parties on which we rely are adversely impacted by restrictions or limitations resulting from the COVID-19 pandemic, our ability to manufacture and supply pegcetacoplan may be disrupted, which would limit our ability to conduct our clinical trials or prepare for our commercial launch. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, that court agreed to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States.

These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that our business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2019, the number of our employees increased from 80 on December 31, 2018 to 235 on December 31, 2019.  As of March 31, 2020, we had 266 employees and we expect the number of employees to continue to increase significantly in 2020. Our principal office is located in Massachusetts and we maintain additional offices in Kentucky, California and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

In response to the COVID-19 pandemic, we have closed our physical facilities and our employees work remotely. We intend to reopen our physical facilities after national, state and local authorities have indicated that it is safe to do so.  In the event of a continuation of shelter-in-place orders or and mandated local travel restrictions, our employees conducting research and development activities may not be able to access our facilities and our activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, it is possible that over the long term our operational efficiency may be decreased if our employees and third-party collaborators are unable to meet and work in the same physical location.

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

The trading price of our common stock has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of pegcetacoplan and any other product candidates;
•	the success of existing or new competitive products or technologies;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	short positions, hedging or other transactions in our securities in connection with our Convertible Notes;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Our management will have broad discretion in the application of our cash, cash equivalents and marketable securities and could spend our funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could harm our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our funds in a manner that does not produce income or that loses value.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, we had 75,421,612 shares of common stock outstanding. All of these shares may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, and subject to the volume limitations applicable to affiliates.

We have registered all shares of common stock that we may issue under our equity compensation plans. As of March 31, 2020, we had options to purchase an aggregate of 9,433,591 shares of our common stock outstanding, of which options to purchase 2,395,150 shares were vested and 298,223 outstanding restricted stock units that upon vesting would result in the issuance of 298,223 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,163,094 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Concentration of ownership of our common stock among our executive officers and directors, entities associated with our executive officers and directors and our largest stockholders may allow these stockholders to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs.

As of March 31, 2020, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 25.27% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 16.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Apellis Pharmaceuticals, Inc.

Date: April 29, 2020	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: April 29, 2020	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)

 Benefial own