Form 10-Q
period 2020-06-30
Apellis Pharmaceuticals, Inc.
filed 2020-07-30
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, the registrant had 75,603,991 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

`	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$317,348	$351,985
Marketable securities	515,476	—
Prepaid assets	17,925	19,802
Restricted cash	1,248	—
Other current assets	1,828	1,308
Total current assets	853,825	373,095
Non-current Assets:
Right-of-use assets	12,959	14,110
Property and equipment, net	2,416	1,655
Other assets	906	385
Total assets	$870,106	$389,245
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,927	$8,361
Accrued expenses	45,399	54,783
Current portion of right of use liabilities	2,664	2,609
Total current liabilities	57,990	65,753
Long-term liabilities:
Convertible senior notes	348,842	142,567
Development derivative liability	220,475	134,839
Operating lease liabilities	10,735	11,857
Total liabilities	638,042	355,016
Stockholders' equity:
Preferred stock, $0.0001 par value; 10.0 million shares authorized, and zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200.0 million shares authorized at June 30, 2020 and December 31, 2019; 75.6 million shares issued and outstanding at June 30, 2020, and 63.9 million shares issued and outstanding at December 31, 2019	8	6
Additional paid-in capital	1,100,639	615,850
Accumulated other comprehensive income/(loss)	329	(154)
Accumulated deficit	(868,912)	(581,473)
Total stockholders' equity	232,064	34,229
Total liabilities and stockholders' equity	$870,106	$389,245

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$87,094	$50,698	$156,377	$91,178
General and administrative	28,414	12,778	57,918	20,949
Operating loss	(115,508)	(63,476)	(214,295)	(112,127)
Loss on extinguishment of debt	—	—	—	(1,208)
Gain/(loss) from remeasurement of development derivative liability	2,770	(9,104)	(65,636)	(9,840)
Interest income	1,025	1,421	3,300	2,288
Interest expense	(6,909)	(159)	(10,828)	(753)
Other income/(expense), net	5	228	20	(25)
Net loss	(118,617)	(71,090)	(287,439)	(121,665)
Other comprehensive gain/(loss):
Unrealized gain on marketable securities	(842)	—	552	—
Foreign currency gain/(loss)	161	(1)	(69)	1
Total other comprehensive gain/(loss)	(681)	(1)	483	1
Comprehensive loss, net of tax	$(119,298)	$(71,091)	$(286,956)	$(121,664)
Net loss per common share, basic and diluted	$(1.57)	$(1.12)	$(3.85)	$(2.01)
Weighted-average number of common shares used in net loss per common share, basic and diluted	75,550	63,264	74,635	60,581

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2020	63,938	$6	$615,850	$(154)	$(581,473)	$34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,457	—	—	381,458
Issuance of common stock upon exercise of stock options	559	—	1,674	—	—	1,674
Share-based compensation expense	—	—	9,294	—	—	9,294
Unrealized gain on available-for-sale investments	—	—	—	1,394	—	1,394
Net loss	—	—	—	—	(168,822)	(168,822)
Foreign currency loss	—	—	—	(230)	—	(230)
Balance at March 31, 2020	75,422	7	1,008,275	1,010	(750,295)	258,997
Deferred issuance costs	—	—	(35)	—	—	(35)
Issuance of common stock upon exercise of stock options	148	1	1,354	—	—	1,355
Share-based compensation expense	—	—	11,489	—	—	11,489
Unrealized loss on available-for-sale investments	—	—	—	(842)	—	(842)
Recognition of debt discount on convertible notes	—	—	122,147	—	—	122,147
Purchase of capped call transactions and associated costs	—	—	(43,112)	—	—	(43,112)
Issuance of common stock to employee stock purchase plan	20	—	521	—	—	521
Net loss	—	—	—	—	(118,617)	(118,617)
Foreign currency gain	—	—	—	161	—	161
Balance at June 30, 2020	75,590	$8	$1,100,639	$329	$(868,912)	$232,064

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

CoNTINUED

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279	$5	$437,856	$(123)	$(276,766)	$160,972
Issuance of common stock in follow-on offering, net of offering costs	6,900	1	109,603	—	—	109,604
Issuance of common stock upon exercise of stock options	39	—	192	—	—	192
Share-based compensation expense	—	—	4,559	—	—	4,559
Net loss	—	—	—	—	(50,574)	(50,574)
Foreign currency gain	—	—	—	2	—	2
Balance at March 31, 2019	63,218	6	552,210	(121)	(327,340)	224,755
Deferred issuance costs	—	—	(23)	—	—	(23)
Issuance of common stock upon exercise of stock options	454	—	1,262	—	—	1,262
Share-based compensation expense	—	—	4,183	—	—	4,183
Net loss	—	—	—	—	(71,090)	(71,090)
Foreign currency loss	—	—	—	(1)	—	(1)
Balance at June 30, 2019	63,672	$6	$557,632	$(122)	$(398,430)	$159,086

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(287,439)	$(121,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,783	8,742
Loss on early extinguishment of debt	—	1,208
Loss from remeasurement of development derivative liability	65,636	9,840
Amortization of right-of-use assets	84	149
Depreciation expense	180	87
Amortization of debt discounts	—	38
Amortization of term loan facility discounts	—	104
Amortization of discounts for convertible notes, net of financing costs	5,548	—
Changes in operating assets and liabilities:
Prepaid assets	1,877	10,357
Other current assets	(824)	(3,527)
Other assets	(518)	(91)
Accounts payable	1,600	3,801
Accrued expenses	(9,570)	15,399
Other liabilities	—	91
Net cash used in operating activities	(202,643)	(75,467)
Investing Activities
Purchase of property and equipment	(973)	(1,067)
Purchase of available-for-sale securities	(567,188)	—
Proceeds from maturity of available-for-sale securities	52,500	—
Net cash used in investing activities	(515,661)	(1,067)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	381,423	109,629
Proceeds from development derivative liability	20,000	100,000
Payments for capped call transactions and associated costs	(43,112)	—
Proceeds from issuance of convertible notes, net of issuance costs	323,074	—
Proceeds from exercise of stock options	3,029	1,454
Proceeds from issuance of common stock under employee share purchase plan	521	—
Repayment of term loan facility	—	(21,701)
Net cash provided by financing activities	684,935	189,382
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	12
Net increase in cash, cash equivalents and restricted cash	(33,389)	112,860
Cash, cash equivalents and restricted cash at beginning of period	351,985	176,268
Cash, cash equivalents and restricted cash at end of period	$318,596	$289,128
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$317,348	$289,128
Restricted cash	1,248	—
Total cash, cash equivalents, and restricted cash	$318,596	$289,128
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$3,829	$728

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

The Company is subject to risks common in the biotechnology industry including, but not limited to, raising additional capital, development by its competitors of new technological innovations, its ability to successfully complete preclinical and clinical development of product candidates and receive timely regulatory approval of products, market acceptance of the Company’s products, protection of proprietary technology, healthcare cost containment initiatives, and compliance with governmental regulations, including those of the U.S. Food and Drug Administration (“FDA”). Additionally, the Company is subject to risks arising from the Coronavirus Disease 2019 (COVID-19) pandemic, which could have adverse effects upon its business and operations, including on its ability to initiate, conduct and complete clinical trials.

Convertible Notes Offering

On May 12, 2020, the Company completed a private offering of $300.0 million aggregate principal amount of 3.5% convertible senior notes due 2026 (the “2020 Convertible Notes”). The aggregate purchase price of the 2020 Convertible Notes was $328.9 million, which amount includes accrued interest from March 15, 2020 to, but not including, May 12, 2020.

The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company. The Company used $43.1 million of the net proceeds from the offering to pay the cost of the capped call transactions described below.

The 2020 Convertible Notes form a single series with, and have the same terms as, the Company’s $220.0 million aggregate principal amount of 3.500% convertible senior notes due 2026 issued on September 16, 2019, (the “2019 Convertible Notes”, and together with the 2020 Convertible Notes, the “Convertible Notes”), but have a different issue date, issue price, CUSIP number and different restrictions on transfer. The 2020 Convertible Notes were issued as additional notes under the indenture (the “Indenture”), dated as of September 16, 2019, by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), under which the 2019 Convertible Notes were issued. The 2020 Convertible Notes rank equal in right of payment to the 2019 Convertible Notes.

The 2020 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms. See Note 5 – Long-term Debt for additional information.

Capped Call Transactions

On May 6, 2020, concurrently with the pricing of the 2020 Convertible Notes, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2020 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2020 Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the 2020 Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such 2020 Convertible Notes.

Follow-on Public Offerings

On January 13, 2020, the Company issued and sold 10,925,000 shares of its common stock at a price per share to the public of $37.00 in a follow-on public offering including an additional 1,425,000 shares of its common stock that were sold at the follow-on public offering price of $37.00 per share pursuant to the underwriters’ in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of $381.5 million after deducting underwriting discounts and commissions of $22.2 million and offering costs of $0.5 million for these transactions.

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 30, 2020, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $317.3 million and marketable securities of $515.5 million as of June 30, 2020 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of the unaudited interim consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company (2) enter into collaborative agreements with strategic partners to obtain funding, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations on a timely basis on terms that are favorable to the Company or at all, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Apellis Australia Pty Ltd, Apellis Ireland Ltd, Apellis Switzerland GmbH and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

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

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s customs import bond and facility lease agreements of $1.2 million as of June 30, 2020. The Company records as restricted cash the collateral used to secure these letters of credit.  The Company did not have restricted cash as of December 31, 2019.

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

3. Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2020	2019
Accrued research and development	$23,815	$36,449
Accrued payroll liabilities	11,598	11,443
Other	9,986	6,891
Total	$45,399	$54,783

4. Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement, (the “SFJ Agreement”), with SFJ Pharmaceuticals Group or SFJ, under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations.

On June 7, 2019, the Company and SFJ amended the development funding agreement, (the “SFJ Amendment”). Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. This additional $20.0 million payment is in addition to and not part of the Additional SFJ Funding.

In the six months ended June 30, 2020 and the year ended December 31,2019, the Company received $20.0 million and $100.0 million, respectively, from SFJ, as the Company met milestones as identified in the SFJ Agreement.

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

The SFJ Agreement is presented as a derivative liability on the balance sheet and is considered a level three derivative, and as such is remeasured each quarter. During the three months ended June 30, 2019, the Company received $40.0 million under the SFJ Agreement. The change in fair value due to the remeasurement of the development derivative liability resulted in a $2.8 million gain and $9.1 million loss, for the three months ended June 30, 2020 and 2019, respectively, recorded on the condensed consolidated statement of operations. During the six months ended June 30, 2020 and 2019, the Company received $20.0 million and $100.0 million, respectively. The change in fair value of the development derivative liability included in the statement of operations for the six months ended June 30, 2020 and 2019 was a loss of $65.6 million and $9.8 million, respectively. The development derivative liability has a remeasured fair value of $220.5 million on the consolidated balance sheet at June 30,2020.

The following table presents a rollforward of the development derivative liability:

	Six Months Ended June 30,
	2020	2019
Balance at fair market value, January 1,	$134,839	$—
Amounts received under the SFJ agreement and SFJ amendment	20,000	60,000
Loss recorded in loss from remeasurement of development derivative liability	68,406	736
Balance at fair market value, March 31,	$223,245	$60,736
Amounts received under the SFJ agreement and SFJ amendment	—	40,000
Gain/(loss) recorded in loss from remeasurement of development derivative liability	(2,770)	9,104
Balance at fair market value, June 30,	$220,475	$109,840

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction.

Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (15.08%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 15.08% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

5. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of the 2019 Convertible Notes with an aggregate principal amount of $220.0 million which were issued pursuant to the Indenture with U.S. Bank National Association, as trustee.

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million by the Company. The Company used $28.4 million of the net proceeds from the sale to pay the cost of the capped call transactions in September 2019 described below.

On May 12, 2020, the Company issued the 2020 Convertible Notes with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million. The Company used $43.1 million of the net proceeds from the sale to pay the cost of the additional capped call transactions in May 2020 described below.

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

The Company used an effective interest rate of 10.5% to determine the liability component of the 2019 and 2020 Convertible Notes. This resulted in the recognition of $145.1 million and $204.5 million as the liability component of the 2019 and 2020 Convertible Notes, respectively and the recognition of the residual amount of $74.9 million and $95.5 million as the debt discount with a corresponding increase to additional paid in capital for the equity component of the 2019 and 2020 Convertible Notes, respectively. The 2020 Convertible Notes aggregate debt issuance costs of $6.0 million were allocated to the liability and equity components in the amounts of $3.7 and $2.3 million, respectively.  The 2019 Convertible Notes aggregate debt issuance costs of $7.1 million were allocated to the liability and equity components in the amounts of $4.7 million and $2.4 million, respectively.

Interest expense for the Convertible Notes was $ $6.9 million and $10.8 million and for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, interest expense included the amortization of the discount on the Convertible Notes of $3.4 million, accrued semi-annual coupon payable of $3.4 million and amortization of debt issuance costs of $0.1 million. For the six months ended June 30, 2020 interest expense included the amortization of the discount on the Convertible Notes of $5.3 million, accrued semi-annual coupon payable of $5.3 million and amortization of debt issuance costs of $0.2 million. As of June 30, 2020, $8.1 million of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of June 30, 2020 and December 31, 2019 was $348.8 million and $142.6 million respectively.

Capped Call Transactions

On September 11, 2019, and May 6, 2020 concurrently with the pricing of the 2019 Convertible Notes and the 2020 Convertible Notes, respectively, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share,  there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital as June 30, 2020 for the 2019 and 2020 Convertible notes, respectively.

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

In connection with the Company’s entry into the term loan facility, the Company issued to SVB a warrant to purchase 14,064 shares of the Company’s common stock with an exercise price per share of $5.484. The warrant has a ten-year term and included a put option pursuant to which, in the event of an acquisition, change in control or dissolution or winding up of the Company, or the expiration of the warrant, SVB could have required the Company to repurchase the warrant for a total aggregate purchase price of $250 thousand. The warrants were exercised in November 2019.

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

The contractual maturities of the Company’s long-term debt obligations due subsequent to June 30, 2020 consist of the $348.8 million Convertible Senior Notes which mature in September 2026.

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

As of June 30, 2020 and December 31, 2019, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows:

	June 30,	December 31,
	2020	2019
Operating Lease Assets	$12,959	$14,110
Operating Lease Liabilities	$13,399	$14,466
Weighted Average Remaining Term in years	4.57	5.01
Weighted Average discount rate used to measure outstanding lease liabilities	8.30%	8.19%

For the three months ended June 30, 2020 and 2019, the total lease cost for operating lease expense was $1.0 million and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, the total lease cost for operating lease expense was $2.0 million and $0.9 million.

Supplemental cash flow information related to operating leases for the six months ended June 30 is as follows:

	2020	2019
Operating cash flows for operating leases	$2,056	$713
Operating lease assets obtained in exchange for lease obligations	$334	$7,287

The maturities of the Company’s operating lease liabilities as of June 30, 2020 are as follows:

2020	$1,872
2021	3,519
2022	3,283
2023	3,288
2024 and thereafter	4,107
Total future minimum lease payments less	16,069
Imputed interest	(2,670)
Total operating lease liabilities	$13,399

7. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of June 30, 2020 were as follows:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$514,924	$555	$3	$515,476

All available-for-sale securities mature in one year or less. The Company did not hold available-for-sale securities as of December 31, 2019.

8. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the three and six months ended June 30, 2020 and 2019:

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	1,394	(230)	1,164
Balances, March 31, 2020	$1,394	$(384)	$1,010
Net other comprehensive income (loss)	(842)	161	(681)
Balances, June 30, 2020	$552	$(223)	$329

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$—	$(123)	$(123)
Net other comprehensive income (loss)	—	2	2
Balances, March 31, 2019	$—	$(121)	$(121)
Net other comprehensive income (loss)	—	(1)	(1)
Balances, June 30, 2019	$—	$(122)	$(122)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis:

		June 30, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$273,452	$—	$—	$273,452
	Bank certificates of deposit	40,816	—	—	40,816
Total Financial Assets		$314,268	$—	$—	$314,268

Financial Liabilities:
Convertible senior notes	Convertible senior notes*	$—	$—	$378,732	$378,732
Total Financial Liabilities		$—	$—	$378,732	$378,732

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$281,314	$—	$—	$281,314
Total Financial Assets		$281,314	$—	$—	$281,314

Financial Liabilities:
Convertible senior notes	Convertible senior notes*	$—	$—	$149,496	$149,496
Total Financial Liabilities		$—	$—	$149,496	$149,496

* The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

The fair value of debt component of the Company's Convertible Notes was $378.7 million and $149.5 million, as of June 30, 2020 and December 31, 2019, respectively, based on the discounted cash flows for comparable straight debt instrument. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at June 30, 2020 and December 31, 2019.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis:

		June 30, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable Securities:	US government obligations	$495,494	$—	$—	$495,494
	US government agency	19,982	—	—	19,982
Total Financial Assets		$515,476	$—	$—	$515,476

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$220,475	$220,475
Total Financial Liabilities		$—	$—	$220,475	$220,475

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$134,839	$134,839
Total Financial Liabilities		$—	$—	$134,839	$134,839

The fair value of the SFJ Agreement is presented as a derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (15.08%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 15.08% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

10. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three and six months ended June 2020 and 2019, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative. Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of June 30, 2020.

11. Commitments and Contingencies

The Company has entered into a leasing agreement for lab space in Watertown, Massachusetts with an estimated commencement date of August 6, 2020 (the “Lab Lease”). The Lab Lease has a term of 85 months and includes leasing 9,704 square feet of office space. The Lab Lease provides for initial monthly lease payments of $60 thousand per month. The base rent payable over the lease period is $5.4 million.

The Company has entered into a new lease for its Switzerland office, with a commencement date of July 1, 2020 (the “Swiss Office Lease”). The Swiss Office Lease has a term of 60 months with and includes leasing 938 square meters of office space. The

Swiss Office Lease provides for initial monthly lease payments of CHF38 thousand per month. The base rent payable over the initial lease period is CHF2.3 million.

The Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of June 30, 2020, the Company would be required to pay certain termination costs and other fees of approximately $1.8 million that would be incurred in future periods.

As of June 30, 2020, the Company has non-cancellable purchase commitments for 2020 with certain manufacturing vendors in the amount of approximately $14.1 million.

Following regulatory approval by the FDA or EMA of pegcetacoplan for the treatment of PNH, the Company has certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 4.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Convertible notes	13,177	—	13,177	—
Common stock options	11,832	9,095	11,832	9,095
Restricted stock units	349		349	—
Common stock warrants	—	14	—	14
Total	25,358	9,109	25,358	9,109

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

Each of Cedric Francois, the Company’s chief executive officer, Pascal Deschatelets, the Company’s chief scientific officer, and Alec Machiels, a member of the board of directors, was an affiliate of Revon. The Board approved the Revon agreements after review by a subcommittee of the disinterested members of the Board and determination by the full Board that the terms of the Revon agreements were fair, reasonable and in the best interests of the Company. The exercise of the option for the perpetual license was approved in accordance with the Company’s related party transaction policy.

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

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018. Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

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

We presented additional data from the PEGASUS trial at the 25th Congress of the European Hematology Association, or the EHA, in June 2020. In patients with low or no transfusion requirements, pegcetacoplan-treated patients (n=20) had an adjusted mean hemoglobin increase of 2.97 g/dL vs. eculizumab-treated patients (n=16) who had a change of -0.01 g/dL from the 8.9 g/dL mean baseline. In patients with high transfusion requirements, pegcetacoplan-treated patients (n=21) had an adjusted mean hemoglobin increase of 2.11 g/dL vs. eculizumab-treated patients (n=23) who had a change of -4.02 g/dL from the 8.5 g/dL mean baseline. In the data presented to the EHA, hemoglobin levels following transfusions were excluded from the primary endpoint analysis to isolate the impact of the treatment from that of transfusions.

Additionally, the data presented at EHA demonstrated that pegcetacoplan reduced transfusion requirements broadly across the study population. Overall, 85% of pegcetacoplan-treated patients were transfusion-free over 16 weeks vs. 15% of eculizumab-treated patients. In patients with low or no transfusion requirements, 85% of pegcetacoplan-treated patients were transfusion-free compared to 31% of eculizumab-treated patients. In patients with high transfusion requirements, 86% of pegcetacoplan-treated patients were transfusion-free compared to 4% of eculizumab-treated patients. Pegcetacoplan also showed improvements in key markers of hemolysis and clinically meaningful improvements on fatigue compared to eculizumab at 16 weeks:

•	78% of pegcetacoplan-treated patients achieved reticulocyte normalization compared to 3% of eculizumab-treated patients;
•	71% of pegcetacoplan-treated patients achieved normalization of lactate dehydrogenase, or LDH, levels compared to 15% of eculizumab-treated patients; and
•

73% of pegcetacoplan-treated patients achieved at least a three-point improvement in the Functional Assessment of Chronic Illness Therapy, or FACIT, fatigue score compared to 0% of eculizumab-treated patients.

In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to that of eculizumab.

We intend to present top line results from patients after 48 weeks of treatment in the PEGASUS trial in the fourth quarter of 2020.

In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab, or eculizumab treatment-naïve patients. This trial is fully enrolled and we intend to present top-line data in the first quarter of 2021. We refer to this trial as the PRINCE trial.

We intend to submit a new drug application, or NDA, to the FDA and a marketing approval authorization, or MAA, to the EMA for pegcetacoplan for the treatment of PNH in the second half of 2020.

CAD. In our ongoing Phase 2 clinical trials of pegcetacoplan in patients with CAD, patients have achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the third quarter of 2020.

C3G. We are also conducting a Phase 2 clinical trial of pegcetacoplan for glomerular diseases with complement involvement, including C3G. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the third quarter of 2020.

Intravenous C3 Inhibition. We are developing other compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. In May 2020 we initiated a Phase 1/2 clinical trial for APL-9 in COVID-19 patients with respiratory failure including acute respiratory distress syndrome (ARDS). APL-9 is a second-generation C3 modulator and is designed to be intravenously administered for acute use. We have received approval from an independent data safety monitoring board (DSMB) to enroll an additional 60 patients in the Phase 1/2 clinical trial.

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

On September 16, 2019, we issued and sold $220.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, or 2019 Convertible Notes, in a private offering. The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and offering expenses payable by us. We used $28.4 million of the net proceeds from the offering to pay the cost of the capped call transactions in September 2019 described below. The 2019 Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $39.46 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the indenture governing the 2019 Convertible Notes, or the Indenture. See Note 5 to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for additional details regarding the 2019 Convertible Notes.

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

On May 12, 2020, we issued and sold $300.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, the 2020 Convertible Notes, in a private offering. The aggregate purchase price of the 2020 Convertible Notes was $328.9 million, which amount included accrued interest from March 15, 2020 to, but not including, May 12, 2020. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the initial purchasers’ discounts and commissions and offering expenses payable by us. We used $43.1 million of the net proceeds from the offering to pay the cost of the capped call transactions in May 2020 described below. The 2020 Convertible Notes were issued as additional notes under the Indenture and form a single series with, and have the same terms as the 2019 Convertible Notes, but have a different issue date, issue price, CUSIP number and different restrictions on transfer. See Note 5 to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for additional details regarding the 2020 Convertible Notes.

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from the private offering of Convertible Notes, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. The amounts due and owed under the term loan facility and the promissory note have been repaid in full.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $287.4 million and $121.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $868.9 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct our ongoing clinical trials of pegcetacoplan and APL-9, our planned clinical trials of pegcetacoplan in CAD and C3G and clinical trials of pegcetacoplan and APL-9 in other indications; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $832.8 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2020, will be sufficient to fund our operating expenses and capital expenditures into the first half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

We closed our facilities in March 2020 in response to the COVID-19 pandemic. We have since reopened our facilities, subject to the observation of mandatory safety measures, including masks and physical distancing within the office, increased cleaning and hygiene, and employee training. Employees are permitted to work virtually to the extent possible.

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

The following summarizes our most advanced research and development programs:

GA.   We are developing pegcetacoplan for intravitreal administration in geographic atrophy. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018, which we refer to as the DERBY and OAKS trials. Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

PNH. We are developing pegcetacoplan as monotherapy for patients with PNH, administered by subcutaneous injection. We initiated the Phase 3 PEGASUS trial, an 80-patient randomized head-to-head study comparing pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab, in June 2018, completed enrollment in June 2019 and reported top-line results in January 2020 and reported additional data in June 2020. We presented detailed 16-week results from the PEGASUS trial to the EHA in June 2020 and expect to report 48-week topline data in the fourth quarter of 2020. In September 2019, we initiated our PRINCE trial, a 53-patient Phase 3 clinical trial in treatment-naïve patients. We completed enrollment in this trial in July 2020 and we expect to present top-line data in the first half of 2021.

CAD. We are developing pegcetacoplan for patients with CAD, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of pegcetacoplan in patients with CAD in the first quarter of 2018, reported interim data in December 2018 and provided additional data in June 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with CAD in the third quarter of 2020.

C3G. We are developing pegcetacoplan for patients with glomerular diseases with complement involvement, administered by subcutaneous injection. We initiated a Phase 2 clinical trial of pegcetacoplan in patients with glomerular diseases with complement involvement, in the first quarter of 2018. We presented preliminary data on patients with C3G from this trial at the Annual Meeting of American Society of Nephropathy in November 2019. We intend to disclose our plans and timing for further clinical development of pegcetacoplan for patients with C3G in the third quarter of 2020.

Respiratory Failure including ARDS, Secondary to Covid-19.  We initiated a Phase 1/2 clinical trial for APL-9 in COVID-19 patients with respiratory failure including acute respiratory distress syndrome, or ARDS, and have received approval from an independent data safety monitoring board (DSMB) to enroll an additional 60 patients in the Phase 1/2 clinical trial.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended June 30,		Change	Change
	2020	2019	$	%
Operating expenses:
Research and development	$87,094	$50,698	$36,396	72%
General and administrative	28,414	12,778	15,636	122
Net operating loss	(115,508)	(63,476)	(52,032)	82
Gain/Loss from remeasurement of development derivative liability	2,770	(9,104)	11,874	(130)
Interest income	1,025	1,421	(396)	(28)
Interest expense	(6,909)	(159)	(6,750)	4,245
Other income, net	5	228	(223)	(98)
Net loss	$(118,617)	$(71,090)	$(47,527)	67

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items (certain prior year amounts have been reclassified to conform to the 2020 presentation):

	For the Three Months Ended June 30,		Change	Change
	2020	2019	$	%
Contract manufacturing	$28,620	$19,802	$8,818	45%
Clinical trial costs	26,095	19,416	6,679	34
Compensation and related personnel costs	18,296	7,308	10,988	150
Research / Innovation	5,121	490	4,631	945
Other development costs	7,516	1,312	6,204	473
Pre-clinical study expenses	1,359	2,023	(664)	(33)
Device development expenses	87	347	(260)	(75)
Total research and development expenses	$87,094	$50,698	$36,396	72

Research and development expenses increased by $36.4 million to $87.1 million for the three months ended June 30, 2020 from $50.7 million for the three months ended June 30, 2019, an increase of 72%. The increase in research and development expenses was primarily attributable to an increase of $8.8 million in contract manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials, an increase of $6.7 million in clinical trial costs associated with the continued enrollment of our Phase 3 clinical trials in PNH and GA, an increase of $11.0 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $4.6 million related to research and innovation activities, and an increase of $6.2 million in other development costs and offset by a decrease of $0.9 million in pre-clinical study expenses and device development expenses. We would expect our research and development expenses to continue to increase with the number of aggregate patients enrolled in our trials and as we may add to the number of ongoing trials for subcutaneous pegcetacoplan.

General and Administrative Expenses

General and administrative expenses increased by $15.6 million to $28.4 million for the three months ended June 30, 2020, from $12.8 million for the three months ended June 30, 2019, an increase of 122%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $9.9 million, an increase in professional and consulting fees and general commercial preparation activities of $5.7 million, an increase of $0.4 million in director stock compensation expense, and an increase in $0.3 million in insurance, offset by a decrease in general office costs and conference and travel related expenses of $0.7 million. The increase in employee related costs of $9.9 million consisted of a $6.1 million increase in salaries and benefits primarily due to the increase in the number of employees, $3.6 million related to stock expense associated with the grant of stock options and restricted stock units to employees and $0.2 million in recruitment expense. The increase in other professional and consulting fees and general commercial preparation activities of $5.7 million primarily related to an increase in commercial related activity of $4.8 million, an increase of $0.9 million in general consulting fees, a $0.3 million increase in accounting an increase in communication and public relations fees of $0.1 million and offset by a decrease of $0.4 million legal fees.

Gain/Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019 and in each of September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in the receipt of an aggregate of $60.0 million of additional funding from SFJ.

We remeasure the fair value of the liability as a level 3 derivative at the end of each quarter. The remeasurement as of June 20, 2020 resulted in a change in fair value recorded as a gain in the consolidated statement of operations of $2.8 million for the three months ended June 30, 2020 and as of June 30, 2019 resulted in a change in fair value recorded as a loss of $9.1 million for the three months ended June 30, 2019.

Interest Expense

Interest expense was $6.9 million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019. The interest expense for the three months ended June 30, 2020 was primarily due to interest paid and accrued on and the amortization of the discount on the Convertible Notes. The interest expense for the three months ended June 30, 2019 was primarily attributable to interest expense incurred on our long-term debt under the promissory note that we repaid in September 2019.

Interest Income

Interest income was $1.0 million for the three months ended June 30, 2020, a decrease of $0.4 million, compared to $1.4 million for the three months ended June 30, 2019. The decrease in interest income earned during the three months ended June 30, 2020 was due to a decrease in the federal funds interest rate which resulted in a decrease in the interest earned on our cash, cash equivalents and marketable securities. The decrease in the interest rates caused interest income to decrease although our overall cash, cash equivalents and marketable securities increased over the same period as a result of our follow-on offerings in March 2019 and January 2020, the payments to us under the SFJ agreement, and the convertible notes offerings in September 2019 and May 2020.

Other Income, Net

Other income, net during the three months ended June 30, 2020, decreased $0.2 million compared to the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2020	2019	$	%
Operating expenses:
Research and development	$156,377	$91,178	$65,199	72%
General and administrative	57,918	20,949	36,969	176
Net operating loss	(214,295)	(112,127)	(102,168)	91
Loss on extinguishment of debt	—	(1,208)	1,208	(100)
Loss from remeasurement of development derivative liability	(65,636)	(9,840)	(55,796)	567
Interest income	3,300	2,288	1,012	44
Interest expense	(10,828)	(753)	(10,075)	1,338
Other income/(expense), net	20	(25)	45	(180)
Net loss	$(287,439)	$(121,665)	$(165,774)	136

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019, together with the dollar increase and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2020	2019	$	%
Contract manufacturing	$54,798	$34,477	$20,321	59%
Clinical trial costs	45,588	34,634	10,954	32
Compensation and related personnel costs	35,004	13,367	21,637	162
Research / Innovation	7,668	1,041	6,627	637
Other development costs	10,798	2,970	7,828	264
Pre-clinical study expenses	2,079	3,996	(1,917)	(48)
Device development expenses	442	693	(251)	(36)
Total research and development expenses	$156,377	$91,178	$65,199	72

Research and development expenses increased by $65.2 million to $156.4 million for the six months ended June 30, 2020 from $91.2 million for the six months ended June 30, 2019, an increase of 72%. The increase in research and development expenses was primarily attributable to an increase of $20.3 million in manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials, an increase of $11.0 million in clinical trial costs associated with the continued enrollment of our Phase 3 clinical trials in PNH and GA, an increase of $21.6 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $14.5 million related to research and development supporting activities, offset by a decrease of $1.9 million in preclinical study expenses and $0.3 million in device development expenses. We would expect our research and development expenses to continue to increase with the number aggregate patients enrolled in our trials and as we may add to the number of ongoing trials for subcutaneous pegcetacoplan.

General and Administrative Expenses

General and administrative expenses increased by $37.0 million to $57.9 million for the six months ended June 30, 2020, from 20.9 million for the six months ended June 30, 2019, an increase of 176%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $19.0 million, an increase in professional and consulting fees and commercial preparation activities of $15.8 million, an increase in office, travel and related costs of $0.7 million and an increase in insurance costs of $0.5 million and an increase of $0.8 million in director stock option compensation. The increased employee related costs of $19.0 million consisted of $12.4 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel, $5.5 million related to stock expense associated with the grant of stock options and restricted stock units to employees and $1.0 million in recruitment expense. The increased professional and consulting fees of $15.8 million primarily consisted of an increase in commercial related activity of $11.6 million, general consulting fees of $2.6 million, an increase of $1.2 million in legal and accounting fees, and an increase in of $0.4 million in communication and public relations fees.

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

Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual term which was determined to have been fair value.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019 and in each of September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in the receipt of an aggregate of $60.0 million of additional funding from SFJ.

We remeasured the fair value of the liability as a level 3 derivative at June 30, 2020 and 2019. Loss from remeasurement of development derivative liability increased $55.8 million to $65.6 million for the six months ended June 30, 2020 from $9.8 million for the six months ended June 30, 2019. The increase was primarily related to the favorable release of PEGASUS data in January 2020 and the resulting impact upon the probability of repayment.

Interest Expense

Interest expense was $10.8 million for the six months ended June 30, 2020, an increase of $10.0 million, compared to $0.8 million for the six months ended June 30, 2019. The interest expense for the six months ended June 30, 2020 was due to interest paid and accrued on and the amortization of the discount on the convertible notes. The interest expense for the six months ended June 30, 2019 was primarily attributable to interest expense incurred on our long-term debt under the term loan facility that we repaid in March 2019 and the promissory note that we repaid in September 2019.

Interest Income

Interest income was $3.3 million for the six months ended June 30, 2020, an increase of $1.0 million, compared to $2.3 million for the six months ended June 30, 2019. The increase in interest income earned during the six months ended June 30, 2020 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offerings of common stock in March 2019 and January 2020, the convertible note offerings in September 2019 and May 2020 and the payments to us under the SFJ agreement.

Other income/(expense), net

Other income/(expense), net during the six months ended June 30, 2020, increased $0.04 million compared to the six months ended June 30, 2019.

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

On September 16, 2019, we completed a private offering of $220.0 million aggregate principal amount of the 2019 Convertible Notes. We received net proceeds of approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and offering costs of $7.1 million.

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

On May 12, 2020, we completed a private offering of $300.0 million aggregate principal amount of 2020 Convertible Notes. We received net proceeds of approximately $322.9 million, which included accrued interest March 15, 2020 to, but not including May 12, 2020, and the initial purchasers’ discounts and commissions and offering costs of $6.0 million. Prior to our IPO, we financed our operations primarily through $112.6 million in proceeds from the private placement of shares of our convertible preferred stock, $20.0 million in proceeds from borrowings under our term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note to GDP.

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

Convertible Notes

On September 16, 2019, we completed a private offering of the 2019 Convertible Notes with an aggregate principal amount of $220.0 million.

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the sale of the Convertible Notes to pay the cost of the capped call transactions in September 2019 described below.

On May 12, 2020, we issued the 2020 Convertible Notes with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million payable by the Company. The Company used $43.1 million of the net proceeds from the sale to pay the cost of the additional capped call transactions in May 2020 described below.

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

On September 11, 2019, and May 6, 2020 concurrently with the pricing of the 2019 Convertible Notes and 2020 Convertible Notes, respectively, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(202,643)	$(75,467)
Net cash used in investing activities	(515,661)	(1,067)
Net cash provided by financing activities	684,935	189,382
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,389)	$112,860

Net Cash Used in Operating Activities

Net cash used in operating activities was $202.6 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $287.4 million adjusted for $92.2 million of non-cash items, including a loss from remeasurement of development derivative liability of $65.6 million and share-based compensation expense of $20.8 million, a net increase in accounts payable of $1.6 million offset by an decrease in accrued expenses of $9.6 million and a net decrease in operating assets of $0.5 million.

Net cash used in operating activities was $75.5 million for the six months ended June 30, 2019 and consisted primarily of a net loss of $121.7 million adjusted for $20.2 million of non-cash items, including share-based compensation expense of $8.7 million, a loss on early extinguishment of debt of $1.2 million, and a loss from remeasurement of development derivative liability of $9.8 million, a net increase in accounts payable, accrued expenses and other liabilities of $19.3 million and a net decrease in operating assets of $6.7 million. The net decrease in operating assets resulted primarily from a decrease in prepaid expenses of $10.4 million offset by other receivables of $3.0 million and an increase in refundable research and development credit of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 was $515.7 million due primarily to the purchase of marketable securities with proceeds from the follow-on common stock offering in January 2020 and the issuance of the 2020 Convertible Notes in May 2020.

Net cash used in investing activities during the six months ended June 30, 2019 was $1.1 million due to the purchase of fixed assets for our offices.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $684.9 million during the six months ended June 30, 2020 and consisted primarily of proceeds from the follow-on common stock offering in January 2020 of $381.4 million, the proceeds from the issuance of the 2020 Convertible Notes in May 2020 of $323.1 million, the receipt of $20.0 million from the SFJ agreement and $3.0 million upon the exercise of stock options and the employee share purchase plan, offset by the $43.1 million used to purchase the capped call.

Net cash provided by financing activities was $189.4 million during the six months ended June 30, 2019 and consisted primarily of proceeds from the issuance of common stock in our follow-on offering of common stock in March 2019, net of issuance costs of $109.6 million, the receipt of $100.0 million from the SFJ agreement and $1.4 million upon the exercise of stock options, offset by $21.7 million for the repayment of our term loan facility.

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

We believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We do not expect our existing cash, cash equivalents and marketable securities will be sufficient to enable us to complete all of our ongoing Phase 3 clinical trials of pegcetacoplan or to complete the development of pegcetacoplan, APL-9 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $317.4 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities of $515.5 million consisting of U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, beginning in March 2020 certain of our employees began working remotely. We have not identified any material changes in the Company’s internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $287.4 million for the six months ended June 30, 2020 and $304.7 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $868.9. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings of common stock, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•

continue to develop and conduct clinical trials with our lead product candidate, pegcetacoplan for our current indications and for future indications and APL-9 for our current indication and for future indications;

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have expended substantial amounts of cash since our inception. For example, in the six months ended June 30, 2020, and in the years ended December 31, 2019, 2018 and 2017, we used net cash of $202.6 million, $211.1 million, $131.2 million and $46.6 million, respectively, in our operating activities substantially all of which related to research and development activities. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $832.8 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the first half of 2022. Our estimate as to how long we expect our cash and cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities will be sufficient to allow us to announce top-line data on the primary efficacy endpoint in our DERBY and OAKS trials, we do not believe they will be sufficient to enable us to complete the 24 month observation intervals for the DERBY and OAKS clinical trials or complete the clinical and commercial development of pegcetacoplan or any of our other product candidates. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for paroxysmal-nocturnal hemoglobinuria, or PNH we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. In May 2020, we announced our plans to submit a new drug application, or NDA, to the FDA and a marketing approval authorization, or MAA, to the EMA for pegcetacoplan for the treatment of PNH in the second half of 2020. Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

We have incurred an aggregate of $520.0 million of indebtedness as a result of the issuance of convertible notes in September 2019 and May 2020, or the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes. [Review account updates]

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

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

Pegcetacoplan is a novel therapeutic compound and its potential benefit in controlling autoimmune and inflammatory diseases has not been established. Pegcetacoplan is designed to control disease through inhibition of C3. There are no approved therapies that act by inhibiting C3 and only two approved therapies that act by inhibiting the complement system. As a result, pegcetacoplan may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet obtained marketing approval of any product candidate. We have evaluated pegcetacoplan in preclinical studies and in clinical trials, and have advanced pegcetacoplan into Phase 3 clinical development in geographic atrophy, or GA, and PNH, but we have not obtained regulatory approval to sell pegcetacoplan, APL-9 or any product based on our therapeutic approaches.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

A small number of employees of our company, including our chief executive officer, have indicated that they were diagnosed with COVID-19. These employees, including our chief executive officer, have subsequently recovered. We have recently re-opened our facilities on a limited basis with strict guidelines, but most of our employees continue to work remotely.

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

We are dependent on the successful development and commercialization of our lead product candidate, pegcetacoplan. If we are unable to develop, obtain marketing approval for or successfully commercialize this product candidate or another product candidate, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of pegcetacoplan and other product candidates, such as APL-9. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize pegcetacoplan and other product candidates in one or more disease indications.

The success of pegcetacoplan and other product candidates will depend on several factors, including the following:

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

We, and any future collaborators, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted a NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. We, and any future collaborators, may never receive such approvals. We, and any future collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan intravitreal drug product. We also voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD, which we subsequently discontinued. A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in all eight patients completely resolved. We reviewed these events with the data safety monitoring board for the ophthalmology program, conducted a series of non-human studies and introduced improvements to the manufacturing process. Based on these efforts, we believe that the likely source of inflammation resided in an impurity in the active pharmaceutical ingredient that was introduced by the scale-up of the manufacturing process to produce commercial lot sizes. We modified our manufacturing process in order to eliminate the impurity and have manufactured sufficient supply of pegcetacoplan utilizing the modified manufacturing process to conduct the Phase 3 GA program. In March 2019, we restarted enrollment of our Phase 3 clinical program in GA, and we announced that we completed enrollment in July 2020.

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

Should the COVID-19 pandemic persist, our clinical development plans could be affected. Clinical trial participants and clinical investigators may not be able to comply with clinical trial protocols, if for example quarantines or other travel limitations impede participant movement, affect sponsor access to study sites, or interrupt healthcare services. In such event, we may be unable to conduct our clinical trials in the manner or on the timelines that we currently anticipate.

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

PNH, cold agglutinin disease, or CAD, and C3 glomerulopathy, or C3G are rare diseases with small patient populations, and many of those patients are treated with other therapies or products. Further, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches. Given the severe and life-threatening nature of these indications and the expectation that many patients will be on treatment with other therapies or products, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned clinical trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of pegcetacoplan in a timely and cost-effective manner. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic.

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

We may not be successful in our efforts to develop APL-9 for the treatment of patients with COVID-19 with respiratory failure including acute respiratory distress syndrome.

In May 2020, we initiated a Phase 1/2 clinical trial of APL-9 as a potential treatment for patients with COVID-19 with respiratory failure including acute respiratory distress syndrome, or ARDS. ARDS is a serious lung condition that causes low blood oxygen, often resulting in hospitalization and mechanical ventilation or other life-support measures.

The timing and success of our clinical trial of APL-9 for the treatment of these COVID-19 patients will depend on our ability to enroll patients in the trial. Many other companies are pursuing the development of product candidates for the treatment of COVID-19, and patient enrollment may be affected by availability of commercially available treatments and other clinical trials of competing product candidates. Patient enrollment may also be affected by other factors, including the incidence of COVID-19 over time and the perceived risks and benefits of the use of APL-9 as a treatment relative to competing treatments. Our inability to enroll a sufficient number of patients could result in significant delays or could require us to abandon the trial and development of APL-9 for the treatment of these patients altogether.

The COVID-19 pandemic may be effectively contained before we can successfully develop APL-9 as a treatment for these COVID-19 patients and we may not be able to recoup our financial investment in the trial through sales of APL-9. For example, a vaccine may be developed and be available in sufficient quantities to contain the spread of the SARS-CoV-2 virus before we are able to obtain marketing approval of APL-9. Our commitment of financial resources and personnel to the development of APL-9 for the treatment of these patients may cause delays in or otherwise negatively impact our other development programs and research and discovery efforts with our other product candidates. Various government entities and private foundations are offering incentives, grants and contracts to encourage additional investment into treatments for patients with COVID-19. Such funding may have the effect of increasing the number of competitors and/or providing advantages to competitors working on treatments for COVID-19.

In this trial, we are administering APL-9 as an add-on to the current standard of care. The standard of care for COVID-19 patients may change during our trial or following our trial, and the clinical data that we obtain in our ongoing Phase 1/2 may not translate to supporting the use of APL-9 as an add-on to a new standard of care. To date, patients with ARDS secondary to COVID-19 have experienced high fatality rates and the response of these patients with treatment may differ from the treatment of patients with typical ARDS that is not secondary to COVID-19. Given the severe nature of the indication and limited treatment history of patients with ARDS secondary to COVID-19, we cannot be certain that APL-9 will be able to demonstrate a clinical benefit as a treatment option for these patients.

Given the rapidity of the onset of the COVID-19 pandemic, scientific and medical research on the SARS-CoV-2 virus is ongoing and evolving. We cannot be certain that the evidence that we believe suggests that APL-9 may be beneficial to these patients will be established in a clinical trial. Furthermore, the failure of APL-9 to demonstrate safety and efficacy in these patients could negatively impact the perception of us and APL-9 by investors. Additionally, it is possible that unexpected safety issues could occur in these COVID-19 patients. Any such safety issues could affect our development plans for APL-9 in other indications.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA or EMA may refuse to accept for substantive review any NDAs or MAAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates, including our planned NDA and MAA for pegcetacoplan for the treatment of PNH. If the FDA or EMA does not accept or approve our NDAs or MAAs for any of our product candidates, including pegcetacoplan, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other required trials or studies, approval of any NDA, MAA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our NDAs or MAAS.

The FDA has advised us that, for the approval of a new treatment for PNH, hemoglobin stabilization in conjunction with change in transfusion dependence constitute accepted clinical benefit, but that a rise in hemoglobin levels may not translate to clinical benefit in patients who entered the trial with high hemoglobin levels, such as permitted by the inclusion criteria of the PEGASUS trial, and who do not require transfusions. We believe that the data from the PEGASUS trial support a finding of clinical benefit. We met with regulatory agencies in the second quarter of 2020 to discuss what information is required to support regulatory submissions for pegcetacoplan in PNH and we intend to submit an NDA to the FDA and an MAA to the EMA in the second half of 2020.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed by Novartis AG as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody, in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy being developed by Hemera Biosciences in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Allegro Ophthalmics LLC, Allergan PLC, Cell Cure Neurosciences, Genentech, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth, Gyroscope Therapeutics, and BioTime, Inc. Stealth is evaluating elamipretide in a Phase 2b clinical trial in patients with GA.

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

We are aware of various companies conducting clinical trials for treatments of respiratory conditions secondary to COVID-19.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two executive orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 2, 2020, the Supreme Court agreed to hear this case and oral arguments are expected to occur in the second half of 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We are highly dependent on the pharmaceutical research and development and business development expertise of our executive team, including Cedric Francois, M.D., Ph.D., our President and Chief Executive Officer, and Pascal Deschatelets, Ph.D., our Chief Scientific Officer. The members of our executive team are employed “at will,” meaning any of them may terminate his employment with us at any time with or without notice and for any reason or no reason. In the future, we may be dependent on other members of our management, scientific and development team.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2019, the number of our employees increased from 80 on December 31, 2018 to 235 on December 31, 2019. As of June 30, 2020, we had 297 employees and we expect the number of employees to continue to increase significantly in 2020. Our principal office is located in Massachusetts and we maintain additional offices in Kentucky, California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

We closed our facilities in March 2020 in response to the COVID-19 pandemic.  We have since re-opened our physical facilities, subject to compliance with safety requirements, but most of our employees continue to work remotely. In the event of a renewal of shelter-in-place orders or and mandated local travel restrictions, our employees conducting research and development activities may not be able to access our facilities and our activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, it is possible that over the long term our operational efficiency may be decreased if our employees and third-party collaborators are unable to meet and work in the same physical location.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2020, we had options to purchase an aggregate of 11,831,791 shares of our common stock outstanding, of which options to purchase 5,301,576 shares were vested and 348,646 outstanding unvested restricted stock units that upon vesting would result in the issuance of 348,646 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,153,094 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of June 30, 2020, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 24.9% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 15.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision will not apply to actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees.

Item 6.	Exhibits.

Exhibit Number	Description

4.1

Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019)

4.2	Form of 3.500% Convertible Senior Note due 2026 (included within Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 16, 2019)

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: July 30, 2020	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: July 30, 2020	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)

 Benefial own