Form 10-Q
period 2020-09-30
Apellis Pharmaceuticals, Inc.
filed 2020-11-02
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 28, 2020, the registrant had 75,736,924 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

`	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$415,560	$351,985
Marketable securities	312,598	—
Prepaid assets	11,299	19,802
Restricted cash	1,255	—
Other current assets	1,637	1,308
Total current assets	742,349	373,095
Non-current Assets:
Right-of-use assets	18,545	14,110
Property and equipment, net	6,531	1,655
Other assets	909	385
Total assets	$768,334	$389,245
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,069	$8,361
Accrued expenses	60,766	54,783
Current portion of right of use liabilities	3,438	2,609
Total current liabilities	75,273	65,753
Long-term liabilities:
Convertible senior notes	353,769	142,567
Development derivative liability	217,778	134,839
Operating lease liabilities	15,674	11,857
Total liabilities	662,494	355,016
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10.0 million shares authorized, and zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200.0 million shares authorized at September 30, 2020 and December 31, 2019; 75.7 million shares issued and outstanding at September 30, 2020, and 63.9 million shares issued and outstanding at December 31, 2019	8	6
Additional paid-in capital	1,112,203	615,850
Accumulated other comprehensive income/(loss)	(1,759)	(154)
Accumulated deficit	(1,004,612)	(581,473)
Total stockholders' equity	105,840	34,229
Total liabilities and stockholders' equity	$768,334	$389,245

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Licensing revenue	$646	$—	$646	$—
Total revenue	646	—	646	—
Operating expenses:
Research and development	93,207	51,319	249,584	142,497
General and administrative	36,991	18,629	94,909	39,578
Total operating expenses:	130,198	69,948	344,493	182,075
Net operating loss	(129,552)	(69,948)	(343,847)	(182,075)
Loss on extinguishment of debt	—	(293)	—	(1,501)
Gain/(loss) from remeasurement of development derivative liability	2,697	(263)	(62,939)	(10,103)
Interest income	670	1,342	3,970	3,630
Interest expense	(9,499)	(602)	(20,327)	(1,354)
Other income/(expense), net	(16)	(61)	4	(86)
Net loss	(135,700)	(69,825)	(423,139)	(191,489)
Other comprehensive loss:
Unrealized gain/(loss) on marketable securities	(430)	—	122	—
Foreign currency loss	(1,658)	(83)	(1,727)	(83)
Total other comprehensive loss	(2,088)	(83)	(1,605)	(83)
Comprehensive loss, net of tax	$(137,788)	$(69,908)	$(424,744)	$(191,572)
Net loss per common share, basic and diluted	$(1.79)	$(1.10)	$(5.65)	$(2.79)
Weighted-average number of common shares used in net loss per common share, basic and diluted	75,628	63,753	74,925	68,737

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2020	63,938	$6	$615,850	$(154)	$(581,473)	$34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,457	—	—	381,458
Issuance of common stock upon exercise of stock options	559	—	1,674	—	—	1,674
Share-based compensation expense	—	—	9,294	—	—	9,294
Unrealized gain on available-for-sale investments	—	—	—	1,394	—	1,394
Net loss	—	—	—	—	(168,822)	(168,822)
Foreign currency loss	—	—	—	(230)	—	(230)
Balance at March 31, 2020	75,422	7	1,008,275	1,010	(750,295)	258,997
Deferred issuance costs	—	—	(35)	—	—	(35)
Issuance of common stock upon exercise of stock options	148	1	1,354	—	—	1,355
Share-based compensation expense	—	—	11,489	—	—	11,489
Unrealized loss on available-for-sale investments	—	—	—	(842)	—	(842)
Recognition of debt discount on convertible notes	—	—	122,147	—	—	122,147
Purchase of capped call transactions and associated costs	—	—	(43,112)	—	—	(43,112)
Issuance of common stock to employee stock purchase plan	20	—	521	—	—	521
Net loss	—	—	—	—	(118,617)	(118,617)
Foreign currency gain	—	—	—	161	—	161
Balance at June 30, 2020	75,590	8	1,100,639	329	(868,912)	232,064
Issuance of common stock upon exercise of stock options	104	—	1,127	—	—	1,127
Share-based compensation expense	—	—	12,099	—	—	12,099
Unrealized loss on available-for-sale investments	—	—	—	(430)	—	(430)
Recognition of debt discount on convertible notes	—	—	(1,662)	—	—	(1,662)
Net loss	—	—	—	—	(135,700)	(135,700)
Foreign currency loss	—	—	—	(1,658)	—	(1,658)
Balance at September 30, 2020	75,694	$8	$1,112,203	$(1,759)	$(1,004,612)	$105,840

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

CoNTINUED

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279	$5	$437,856	$(123)	$(276,766)	$160,972
Issuance of common stock in follow-on offering, net of offering costs	6,900	1	109,603	—	—	109,604
Issuance of common stock upon exercise of stock options	39	—	192	—	—	192
Share-based compensation expense	—	—	4,559	—	—	4,559
Net loss	—	—	—	—	(50,574)	(50,574)
Foreign currency gain	—	—	—	2	—	2
Balance at March 31, 2019	63,218	6	552,210	(121)	(327,340)	224,755
Deferred issuance costs	—	—	(23)	—	—	(23)
Issuance of common stock upon exercise of stock options	454	—	1,262	—	—	1,262
Share-based compensation expense	—	—	4,183	—	—	4,183
Net loss	—	—	—	—	(71,090)	(71,090)
Foreign currency loss	—	—	—	(1)	—	(1)
Balance at June 30, 2019	63,672	6	557,632	(122)	(398,430)	159,086
Issuance of common stock upon exercise of stock options	200	—	955	—	—	955
Share-based compensation expense	—	—	5,295	—	—	5,295
Recognition of debt discount on convertible notes	—	—	72,514	—	—	72,514
Purchase of capped call transactions and associated costs	—	—	(28,380)	—	—	(28,380)
Net loss	—	—	—	—	(69,825)	(69,825)
Foreign currency loss	—	—	—	(83)	—	(83)
Balance at September 30, 2019	63,872	$6	$608,016	$(205)	$(468,255)	$139,562

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(423,139)	$(191,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	32,882	14,037
Loss on early extinguishment of debt	—	1,501
Loss from remeasurement of development derivative liability	62,939	10,103
Amortization of right-of-use assets	209	227
Depreciation expense	370	153
Amortization of debt discounts	—	51
Amortization of term loan facility discounts	—	104
Amortization of discounts for convertible notes, net of financing costs	10,476	234
Changes in operating assets and liabilities:
Prepaid assets	8,503	9,591
Other current assets	(627)	(884)
Other assets	(519)	(120)
Accounts payable	2,392	1,792
Accrued expenses	4,047	25,545
Other liabilities	—	91
Net cash used in operating activities	(302,467)	(129,064)
Investing Activities
Purchase of property and equipment	(4,711)	(1,538)
Purchase of available-for-sale securities	(567,187)	—
Proceeds from maturity of available-for-sale securities	255,000	—
Net cash used in investing activities	(316,898)	(1,538)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	381,423	109,629
Proceeds from development derivative liability	20,000	120,000
Payments for capped call transactions and associated costs	(43,112)	(28,380)
Proceeds from issuance of convertible notes, net of issuance costs	322,874	213,400
Proceeds from exercise of stock options	4,155	2,384
Proceeds from issuance of common stock under employee share purchase plan	521	—
Repayment of promissory note	—	(7,000)
Repayment of term loan facility	—	(21,701)
Net cash provided by financing activities	685,861	388,332
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,666)	(3)
Net increase in cash, cash equivalents and restricted cash	64,830	257,727
Cash, cash equivalents and restricted cash at beginning of period	351,985	176,268
Cash, cash equivalents and restricted cash at end of period	$416,815	$433,995
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$415,560	$433,995
Restricted cash	1,255	—
Total cash, cash equivalents, and restricted cash	$416,815	$433,995
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$12,929	$959

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

The Company is subject to risks common in the biotechnology industry including, but not limited to, raising additional capital, development by its competitors of new technological innovations, its ability to successfully complete preclinical and clinical development of product candidates and receive timely regulatory approval of products, market acceptance of the Company’s products, protection of proprietary technology, healthcare cost containment initiatives, and compliance with governmental regulations, including those of the U.S. Food and Drug Administration (“FDA”). Additionally, the Company is subject to risks arising from the Coronavirus Disease 2019 (COVID-19) pandemic, which could have adverse effects upon its business and operations, including on its ability to initiate, conduct and complete clinical trials, delay the initiation of planned and future clinical trials or disrupt regulatory activities.

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

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 2, 2020, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $415.6 million and marketable securities of $312.6 million as of September 30, 2020, together with the $250 million upfront payment and subsequent committed development reimbursement payments that Swedish Orphan Biovitrum AB (Publ), (“Sobi”) has agreed to pay the Company under the collaboration and license agreement with Sobi as discussed in Note 14, Subsequent Events, will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of the unaudited interim consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Apellis Australia Pty Ltd, Apellis Bermuda Limited, Apellis Germany GmbH, Apellis Ireland Ltd, Apellis Netherlands B.V., Apellis Switzerland GmbH, Apellis UK Limited, APL DEL Holdings LLC and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020.

Licensing Revenue

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s customs import bond and facility lease agreements of $1.3 million as of September 30, 2020. The Company records as restricted cash the collateral used to secure these letters of credit.  The Company did not have restricted cash as of December 31, 2019.

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

3. Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2020	2019
Accrued research and development	$35,676	$36,449
Accrued payroll liabilities	17,004	11,443
Other	8,086	6,891
Total	$60,766	$54,783

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

In the nine months ended September 30, 2020 and the year ended December 31,2019, the Company received $20.0 million and $120.0 million, respectively, from SFJ, as the Company met milestones as identified in the SFJ Agreement.

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

The SFJ Agreement is presented as a derivative liability on the balance sheet and is considered a level three derivative, and, as such, is remeasured each quarter. During the three months ended September 30, 2019, the Company received $20.0 million under the SFJ Agreement. The change in fair value due to the remeasurement of the development derivative liability resulted in a $2.7 million gain and a $0.3 million loss for the three months ended September 30, 2020 and 2019, respectively, recorded on the condensed consolidated statement of operations. During the nine months ended September 30, 2020 and 2019, the Company received $20.0 million and $120.0 million, respectively. The change in fair value of the development derivative liability included in the statement of operations for the nine months ended September 30, 2020 and 2019 resulted in a loss of $62.9 million and $10.1 million, respectively. The development derivative liability has a remeasured fair value of $217.8 million on the consolidated balance sheet at September 30, 2020.

The following table presents a rollforward of the development derivative liability:

	Nine Months Ended September 30,
	2020	2019
Balance at fair market value, January 1,	$134,839	$—
Amounts received under the SFJ agreement and SFJ amendment	20,000	60,000
Loss recorded in loss from remeasurement of development derivative liability	68,406	736
Balance at fair market value, March 31,	$223,245	$60,736
Amounts received under the SFJ agreement and SFJ amendment	—	40,000
(Gain)/loss recorded in loss from remeasurement of development derivative liability	(2,770)	9,104
Balance at fair market value, June 30,	$220,475	$109,840
Amounts received under the SFJ agreement and SFJ amendment	—	20,000
(Gain)/loss recorded in loss from remeasurement of development derivative liability	(2,697)	263
Balance at fair market value, September 30,	$217,778	$130,103

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (16.18%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 16.18% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

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

Interest expense for the Convertible Notes was $9.5 million and $20.3 million and for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, interest expense included the amortization of the discount on the Convertible Notes of $4.8 million, accrued semi-annual coupon payable of $4.6 million and amortization of debt issuance costs of $0.1 million. For the nine months ended September 30, 2020 interest expense included the amortization of the discount on the Convertible Notes of $10.1 million, accrued semi-annual coupon payable of $9.8 million and amortization of debt issuance costs of $0.4 million. As of September 30, 2020, $8.0 million of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of September 30, 2020 and December 31, 2019 was $353.8 million and $142.6 million respectively.

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

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital as September 30, 2020 for the 2019 and 2020 Convertible Notes, respectively.

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

The contractual maturities of the Company’s long-term debt obligations due subsequent to September 30, 2020 consist of the $353.8 million Convertible Senior Notes which mature in September 2026.

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

As of September 30, 2020 and December 31, 2019, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows:

	September 30,	December 31,
	2020	2019
Operating Lease Assets	$18,545	$14,110
Operating Lease Liabilities	$19,112	$14,466
Weighted Average Remaining Term in years	4.93	5.01
Weighted Average discount rate used to measure outstanding lease liabilities	7.84%	8.19%

For the three months ended September 30, 2020 and 2019, the total lease cost for operating lease expense was $1.1 million and $0.6 million, respectively. For the nine months ended September 30, 2020 and 2019, the total lease cost for operating lease expense was $3.1 million and $1.4 million.

Supplemental cash flow information related to operating leases for the nine months ended September 30 is as follows:

	2020	2019
Operating cash flows for operating leases	$3,322	$1,223
Operating lease assets obtained in exchange for lease obligations	$6,664	$14,296

The maturities of the Company’s operating lease liabilities as of September 30, 2020 are as follows:

2020	$1,223
2021	4,759
2022	4,636
2023	4,633
2024 and thereafter	7,846
Total future minimum lease payments less	23,097
Imputed interest	(3,985)
Total operating lease liabilities	$19,112

7. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of September 30, 2020 were as follows:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$312,476	$122	$—	$312,598

All available-for-sale securities mature in one year or less. The Company did not hold available-for-sale securities as of December 31, 2019.

8. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the three and nine months ended September 30, 2020 and 2019:

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	1,394	(230)	1,164
Balances, March 31, 2020	1,394	(384)	1,010
Net other comprehensive income (loss)	(842)	161	(681)
Balances, June 30, 2020	552	(223)	329
Net other comprehensive income (loss)	(430)	(1,658)	(2,088)
Balances, September 30, 2020	$122	$(1,881)	$(1,759)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$—	$(123)	$(123)
Net other comprehensive income (loss)	—	2	2
Balances, March 31, 2019	—	(121)	(121)
Net other comprehensive income (loss)	—	(1)	(1)
Balances, June 30, 2019	—	(122)	(122)
Net other comprehensive income (loss)	—	(83)	(83)
Balances, September 30, 2019	$—	$(205)	$(205)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis:

		September 30, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$271,158	$—	$—	$271,158
	Bank certificates of deposit	40,821	—	—	40,821
Total Financial Assets		$311,979	$—	$—	$311,979

Financial Liabilities:
Convertible senior notes	Convertible senior notes*	$—	$—	$370,994	$370,994
Total Financial Liabilities		$—	$—	$370,994	$370,994

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$281,314	$—	$—	$281,314
Total Financial Assets		$281,314	$—	$—	$281,314

Financial Liabilities:
Convertible senior notes	Convertible senior notes*	$—	$—	$149,496	$149,496
Total Financial Liabilities		$—	$—	$149,496	$149,496

* The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

The fair value of debt component of the Company's Convertible Notes was $371.0 million and $149.5 million, as of September 30, 2020 and December 31, 2019, respectively, based on the discounted cash flows for comparable straight debt instrument. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at September 30, 2020 and December 31, 2019.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis:

		September 30, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable Securities:	US government obligations	$292,603	$—	$—	$292,603
	US government agency	19,995	—	—	19,995
Total Financial Assets		$312,598	$—	$—	$312,598

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$217,778	$217,778
Total Financial Liabilities		$—	$—	$217,778	$217,778

		December 31, 2019
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$134,839	$134,839
Total Financial Liabilities		$—	$—	$134,839	$134,839

The fair value of the SFJ Agreement is presented as a derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (16.18%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 16.18% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

10. Refundable Research and Development Credit and Income Taxes

The Company earns non-income related refundable Australian research and development credits that are settled and paid to the Company annually. The associated income from the credits are an offset to research and development expenses.

The Company’s income tax provision is computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. For the three and nine months ended September 2020 and 2019, there were no current or deferred income tax expenses or benefits due to the Company’s net losses, research and development credits and increases in its deferred tax asset valuation allowance during those periods.

The Company’s estimate of the realizability of the deferred tax asset is dependent on estimates of projected future levels of taxable income. In analyzing future taxable income levels, the Company considered all evidence currently available, both positive and negative. Based on this analysis, the Company has recorded a valuation allowance for all deferred tax assets as of September 30, 2020.

11. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of September 30, 2020, the Company would be required to pay certain termination costs and other fees of approximately $2.1 million that would be incurred in future periods.

As of September 30, 2020, the Company has non-cancellable purchase commitments for 2020 with certain manufacturing vendors in the amount of approximately $3.1 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible notes	13,177	—	13,177	—
Common stock options	12,174	10,374	12,174	10,374
Restricted stock units	433	—	433	—
Common stock warrants	—	14	—	14
Total	25,784	10,388	25,784	10,388

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

14. Subsequent Events

On October 27, 2020, the Company and its subsidiaries Apellis Switzerland GmbH and APL DEL Holdings, LLC entered into a Collaboration and License Agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

Under the collaboration agreement, the Company granted Sobi an exclusive (subject to certain retained rights of the Company), sublicensable license of certain patent rights and know-how to develop and commercialize Licensed Products in all countries outside of the United States. The Company retains the right to commercialize Licensed Products in the United States, and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Sobi has agreed to pay the Company an upfront payment of $250 million within 10 days of execution of the collaboration agreement and up to an aggregate of $915 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis.  Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ Pharmaceuticals.

Under the collaboration agreement, the Company and Sobi have agreed to collaborate to develop Licensed Products for the treatment of  paroxysmal nocturnal hemoglobinuria, cold agglutinin disease, hematopoietic stem cell transplantation-associated thrombotic microangiopathy, C3 glomerulopathy and immune complex membranoproliferative glomerulonephritis, and amyotrophic lateral sclerosis, and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for paroxysmal nocturnal hemoglobinuria in the European Union and the United Kingdom. The Company and Sobi will form several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement to be negotiated by the parties.  The collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

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

We have the most advanced clinical program targeting C3 with Phase 3 clinical trials of our lead product candidate, pegcetacoplan, in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. Pegcetacoplan has already shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and C3 glomerulopathy, or C3G.  We have also initiated clinical trials of pegcetacoplan in patients with immune complex membranoproliferative glomerulonephritis, or IC-MPGN, and patients with amyotrophic lateral sclerosis, or ALS.

In October 2020, we entered into a collaboration and license agreement, or the collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi.  Under the collaboration agreement, we will co-develop pegcetacoplan for systemic indications, including PNH, CAD and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology; C3G and IC-MPGN in nephrology; and ALS in neurology.  Sobi has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan.  We retain commercialization rights for systemic pegcetacoplan in the United States and worldwide commercial rights for ophthalmological pegcetacoplan, which includes our geographic atrophy program in addition to worldwide commercialization rights for APL-9 and other novel compounds targeting C3.

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018. Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021. We refer to these trials as the DERBY and OAKS trials. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia, specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL, while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab, with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001), and promising results in key secondary endpoints. Additional data from the PEGASUS trial presented in June 2020 demonstrated increased hemoglobin levels, reduced transfusion requirements and improved key markers of hemolysis across the patient population, both in patients with high transfusion requirements and in patients with low or no transfusion requirements. In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to that of eculizumab.  We intend to present 48-week top-line results from the PEGASUS trial in the fourth quarter of 2020.

In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab within three months before entering the trial. This trial is fully enrolled and we intend to present top-line data in the first half of 2021. We refer to this trial as the PRINCE trial.

We submitted a new drug application, or NDA, to the FDA and a marketing authorization application, or MAA, to the EMA for pegcetacoplan for the treatment of PNH in September 2020. We expect a decision by the FDA on the acceptance of the NDA and guidance on a potential Prescription Drug User Fee Act, or PDUFA, target action date in the fourth quarter of 2020.  The EMA validated the MAA in October 2020, and an opinion from the Committee for Medicinal Products for Human Use (CHMP) is expected in 2021.

CAD/HSCT-TMA. Sobi will lead development activities for the Phase 3 study in CAD and a Phase 2 study in HSCT-TMA, both planned to begin in 2021.  In our Phase 2 clinical trial of pegcetacoplan in patients with CAD, patients achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels.

C3G/IC-MPGN. We have initiated and will continue to lead a registrational program in C3G / IC-MPGN.  We recently initiated a Phase 2 randomized, controlled trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN, in which patients will be randomized in a 3:1 ratio to receive pegcetacoplan or maintain standard of care for 12 weeks and thereafter all patients will receive pegcetacoplan from week 13 to week 52. The primary endpoint of this trial is the proportion of patients with reduction in C3c staining on renal biopsy after 12 weeks of treatment with pegcetacoplan. We refer to this trial as the NOBLE trial. We also plan to begin a Phase 3 clinical trial, having reduction of proteinuria as its primary endpoint, in the first half of 2021. We presented data on five patients with C3G from our Phase 2 clinical trial of pegcetacoplan for glomerular diseases with complement involvement, including C3G, at the Annual Meeting of American Society of Nephrology in October 2020, showing that patients treated with pegcetacoplan demonstrated sustained improvements across key clinical measures, including a 73.3% reduction in mean proteinuria, an important marker of kidney damage, after 48 weeks of treatment.

ALS.  We have initiated a randomized, placebo-controlled Phase 2 clinical trial of pegcetacoplan in approximately 200 adults with sporadic ALS and expect to dose the first patient by the end of 2020.  Patients will be randomized in a 2:1 ratio to receive pegcetacoplan or placebo while continuing to receive their existing standard of care treatment for ALS. After one year, all patients in the study will receive pegcetacoplan. The primary endpoint of this trial is the Combined Assessment of Function and Survival (CAFS) rank scores at week 52. We refer to this trial as the MERIDIAN trial.

Intravenous C3 Inhibition. We are developing other compounds targeting C3 for intravenous administration. In particular, we are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. In May 2020 we initiated a Phase 1/2 randomized, placebo-controlled clinical trial for APL-9 in 66 patients with respiratory failure including acute respiratory distress syndrome (ARDS) secondary to COVID-19. APL-9 is a C3 modulator and is designed to be intravenously administered for acute use.

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

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See Note 14, to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Sobi has agreed to pay us an upfront payment of $250 million within 10 days of execution of the collaboration agreement, and up to an aggregate of $915 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse us for up to $80 million in development costs. We are entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for our payment obligations to SFJ Pharmaceuticals.

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

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $423.1 million and $191.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $1.0 billion. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and APL-9; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $728.2 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2020, along with the $250 million upfront payment that is due from Sobi within 10 days of execution of the collaboration agreement and subsequent committed development reimbursement payments under the collaboration agreement, will be sufficient to fund our operating expenses and capital expenditures into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

We closed our facilities in March 2020 in response to the COVID-19 pandemic. We have since reopened our facilities, subject to the observation of mandatory safety measures, including masks and physical distancing within the office, increased cleaning and hygiene, and employee training. Employees are permitted to work virtually to the extent possible.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products within the next twelve months. In the future, we will seek to generate revenue primarily from a combination of product sales and collaborations with our strategic partners.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Three Months Ended September 30,		Change	Change
	2020	2019	$	%
Revenue:
Licensing revenue	$646	$—	646	100%
Total revenue	646	—	646	100%
Operating expenses:
Research and development	93,207	51,319	41,888	82%
General and administrative	36,991	18,629	18,362	99
Total operating expenses	130,198	69,948	60,250	86
Net operating loss	(129,552)	(69,948)	(59,604)	85
Loss on extinguishment of debt	—	(293)	293	(100)
Gain/(Loss) from remeasurement of development derivative liability	2,697	(263)	2,960	(1,125)
Interest income	670	1,342	(672)	(50)
Interest expense	(9,499)	(602)	(8,897)	1,478
Other expense, net	(16)	(61)	45	(74)
Net loss	$(135,700)	$(69,825)	$(65,875)	94

Licensing Revenue

During the three months ended September 30, 2020, we entered into two different agreements with third parties to provide APL-9 for use in certain research projects.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items (certain prior year amounts have been reclassified to conform to the 2020 presentation):

	For the Three Months Ended September 30,		Change	Change
	2020	2019	$	%
Contract manufacturing	$31,923	$13,941	$17,982	129%
Clinical trial costs	27,674	20,959	6,715	32
Compensation and related personnel costs	19,978	10,042	9,936	99
Research / Innovation	3,634	2,878	756	26
Other development costs	8,886	1,844	7,042	382
Pre-clinical study expenses	1,007	1,308	(301)	(23)
Device development expenses	105	347	(242)	(70)
Total research and development expenses	$93,207	$51,319	$41,888	82

Research and development expenses increased by $41.9 million to $93.2 million for the three months ended September 30, 2020 from $51.3 million for the three months ended September 30, 2019, an increase of 82%. The increase in research and development expenses was primarily attributable to an increase of $18.0 million in contract manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials, an increase of $6.7 million in clinical trial costs associated with the continued enrollment of our Phase 3 clinical trials in PNH and GA, an increase of $9.9 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $7.8 million related to research and innovation activities and other development costs and offset by a decrease of $0.5 million in pre-clinical study expenses and device development expenses. We would expect our research and development expenses to continue to increase with the number of aggregate patients enrolled in our trials and as we may add to the number of ongoing trials for subcutaneous pegcetacoplan.

General and Administrative Expenses

General and administrative expenses increased by $18.4 million to $37.0 million for the three months ended September 30, 2020, from $18.6 million for the three months ended September 30, 2019, an increase of 99%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $8.2 million, an increase in professional and consulting fees and general commercial preparation activities of $9.7 million, an increase of $0.4 million in director stock compensation expense, and an increase in $0.3 million in insurance, offset by a decrease in general office costs and conference and travel related expenses of $0.2 million. The increase in employee related costs of $8.2 million consisted of a $5.7 million increase in salaries and benefits primarily due to the increase in the number of employees, $3.5 million related to stock expense associated with the grant of stock options and restricted stock units to employees offset by a decrease of $1.0 million in recruitment expense. The increase in other professional and consulting fees and general commercial preparation activities of $9.7 million primarily related to an increase in commercial related activity of $6.3 million, a $2.6 million increase in legal and accounting fees, and an increase in general professional fees of $0.7 million and an increase in communication and public relations fees of $0.1 million.

Gain/Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The development derivative liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019 and in each of September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in the receipt of an aggregate of $60.0 million of additional funding from SFJ.

We remeasure the fair value of the liability as a level 3 derivative at the end of each quarter. The remeasurement as of September 30, 2020 resulted in a change in fair value recorded as a gain in the consolidated statement of operations of $2.7 million for the three months ended September 30, 2020 and as of September 30, 2019 resulted in a change in fair value recorded as a loss of $0.3 million for the three months ended September 30, 2019.

Interest Expense

Interest expense was $9.5 million for the three months ended September 30, 2020 and $0.6 million for the three months ended September 30, 2019. The interest expense for the three months ended September 30, 2020 and 2019 was primarily due to interest paid and accrued on and the amortization of the discount on the Convertible Notes. The interest expense for the three months ended September 30, 2019 also included interest expense incurred on our long-term debt under the promissory note that we repaid in September 2019.

Interest Income

Interest income was $0.7 million for the three months ended September 30, 2020, a decrease of $0.6 million, compared to $1.3 million for the three months ended September 30, 2019. The decrease in interest income earned during the three months ended September 30, 2020 was due to a decrease in the federal funds interest rate which resulted in a decrease in the interest earned on our cash, cash equivalents and marketable securities. The decrease in the interest rates caused interest income to decrease although our overall cash, cash equivalents and marketable securities increased over the same period as a result of our follow-on offerings in January 2020, the payments to us under the SFJ agreement, and the convertible notes offering in May 2020.

Other Expense, Net

Other expense, net during the three months ended September 30, 2020, decreased $0.1 million compared to the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2020	2019	$	%
Revenue:
Licensing revenue	$646	$—	646	100%
Total revenue	646	—	646	100%
Operating expenses:
Research and development	249,584	142,497	107,087	75%
General and administrative	94,909	39,578	55,331	140
Total operating expenses	344,493	182,075	162,418	89
Net operating loss	(343,847)	(182,075)	(161,772)	89
Loss on extinguishment of debt	—	(1,501)	1,501	(100)
Loss from remeasurement of development derivative liability	(62,939)	(10,103)	(52,836)	523
Interest income	3,970	3,630	340	9
Interest expense	(20,327)	(1,354)	(18,973)	1,401
Other income/(expense), net	4	(86)	90	(105)
Net loss	$(423,139)	$(191,489)	$(231,650)	121

Licensing Revenue

In the third quarter of the nine months ended September 30, 2020, we entered into two different agreements with third parties to provide APL-9 for use in certain research projects.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2020 and 2019, together with the dollar increase and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2020	2019	$	%
Contract manufacturing	$86,721	$48,417	$38,304	79%
Clinical trial costs	73,257	55,620	17,637	32
Compensation and related personnel costs	54,987	23,383	31,604	135
Research / Innovation	11,690	3,919	7,771	198
Other development costs	19,296	4,814	14,482	301
Pre-clinical study expenses	3,086	5,304	(2,218)	(42)
Device development expenses	547	1,040	(493)	(47)
Total research and development expenses	$249,584	$142,497	$107,087	75

Research and development expenses increased by $107.1 million to $249.6 million for the nine months ended September 30, 2020 from $142.5 million for the nine months ended September 30, 2019, an increase of 75%. The increase in research and development expenses was primarily attributable to an increase of $38.3 million in manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials, an increase of $17.6 million in clinical trial costs associated with the continued enrollment of our Phase 3 clinical trials in PNH and GA, an increase of $31.6 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $22.3 million related to research and development supporting activities, offset by a decrease of $2.2 million in preclinical study expenses and $0.5 million in device development expenses. We would expect our research and development expenses to continue to increase with the number aggregate patients enrolled in our trials and as we may add to the number of ongoing trials for subcutaneous pegcetacoplan.

General and Administrative Expenses

General and administrative expenses increased by $55.3 million to $94.9 million for the nine months ended September 30, 2020, from 39.6 million for the nine months ended September 30, 2019, an increase of 140%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $27.2 million, an increase in professional and consulting fees and commercial preparation activities of $25.4 million, an increase of $1.2 million in director stock option compensation, an increase in insurance costs of $0.8 million and an increase in office, travel and related costs of $0.7 million . The increased employee related costs of $27.2 million consisted of $18.2 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel, $8.9 million related to stock expense associated with the grant of stock options and restricted stock units to employees and $0.1 million in recruitment expense. The increased professional and consulting fees of $25.4 million primarily consisted of an increase in commercial related activity of $17.8 million, an increase in general consulting fees of $3.1 million, an increase of $3.9 million in legal and accounting fees, and an increase in of $0.6 million in communication and public relations fees.

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

We remeasured the fair value of the liability as a level 3 derivative at September 30, 2020 and 2019. Loss from remeasurement of development derivative liability increased $52.8 million to $62.9 million for the nine months ended September 30, 2020 from $10.1 million for the nine months ended September 30, 2019. The increase was primarily related to the favorable release of PEGASUS data in January 2020 and the resulting impact upon the probability of repayment.

Interest Expense

Interest expense was $20.3 million for the nine months ended September 30, 2020, an increase of $18.9 million, compared to $1.4 million for the nine months ended September 30, 2019. The interest expense for the nine months ended September 30, 2020 and 2019 was due to interest paid and accrued on and the amortization of the discount on the convertible notes. The interest expense for the nine months ended September 30, 2019 was also attributable to interest expense incurred on our long-term debt under the term loan facility that we repaid in March 2019 and the promissory note that we repaid in September 2019.

Interest Income

Interest income was $4.0 million for the nine months ended September 30, 2020, an increase of $0.4 million, compared to $3.6 million for the nine months ended September 30, 2019. The increase in interest income earned during the nine months ended September 30, 2020 was due to the interest earned on our cash and cash equivalents, which increased as a result of the completion of our follow-on offering of common stock in January 2020, the convertible note offerings in September 2019 and May 2020 and the payments to us under the SFJ agreement.

Other income/(expense), net

Other income/(expense), net during the nine months ended September 30, 2020, increased $0.1 million compared to the nine months ended September 30, 2019.

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

Agreement with Sobi

On October 27, 2020, we entered into a collaboration and license agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration, which we refer to as the licensed products.

We granted Sobi an exclusive (subject to certain retained rights), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States.  We retain the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States.

Sobi has agreed to pay us an upfront payment of $250 million, and up to an aggregate of $915 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80 million in development costs. We will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis.  Under the agreement, we will be responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ Pharmaceuticals.

We will collaborate with Sobi to develop licensed products for the treatment of  PNH, CAD, HSCT-TMA, C3G and IC-MPGN, and ALS, and any other indications subsequently agreed upon by the parties, for commercialization by or on our behalf in the United States and by or on behalf of Sobi outside of the United States.  The initial development plan sets forth the initial development activities to be conducted by each of us and Sobi, with our bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing licensed products for paroxysmal nocturnal hemoglobinuria in the European Union and the United Kingdom. If the parties do not agree to jointly pursue any development activities for the licensed products, the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

The initial development plan sets forth the initial development activities to be conducted by the parties.   We will bear all costs incurred in conducting the activities set forth in such initial development plan as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing licensed products for paroxysmal nocturnal hemoglobinuria in the European Union and the United Kingdom. We will form several governance committees with Sobi to oversee the development and manufacture, and to review and discuss the commercialization, of licensed products.

We will supply licensed products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement to be negotiated by the parties.  The collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of licensed products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

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

Promissory Note

On October 19, 2017, we issued and sold an unsecured promissory note in the principal amount of $7.0 million to GDP. The note accrued interest at a rate per annum of 8.0% and was due and payable quarterly in arrears on the 19th day of each April, July, October and January. The promissory note had a maturity date of October 19, 2022. The promissory note was contractually subordinated to our obligations to SFJ under the SFJ agreement. On September 16, 2019, we repaid outstanding amounts due and owed under the promissory note.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(302,467)	$(129,064)
Net cash used in investing activities	(316,898)	(1,538)
Net cash provided by financing activities	685,861	388,332
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,666)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,830	$257,727

Net Cash Used in Operating Activities

Net cash used in operating activities was $302.5 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $423.1 million adjusted for $106.8 million of non-cash items, including a loss from remeasurement of development derivative liability of $62.9 million and share-based compensation expense of $32.9 million, a net decrease in operating assets of $7.4 million, an increase in accounts payable of $2.4 and an increase in accrued expenses of $4.0 million.

Net cash used in operating activities was $129.1 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of $191.5 million adjusted for $26.4 million of non-cash items, including share-based compensation expense of $14.0 million, a loss on early extinguishment of debt of $1.5 million, and a loss from remeasurement of development derivative liability of $10.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $27.4 million and a net decrease in operating assets of $8.6 million.  The net decrease in operating assets resulted primarily from a decrease in prepaid expenses of $9.6 million offset by an increase in other assets of $0.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 was $316.9 million due primarily to the purchase of marketable securities with proceeds from the follow-on common stock offering in January 2020 and the issuance of the 2020 Convertible Notes in May 2020 offset by the maturities of these investments.

Net cash used in investing activities during the nine months ended September 30, 2019 was $1.5 million due to the purchase of fixed assets for our offices.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $685.9 million during the nine months ended September 30, 2020 and consisted primarily of proceeds from the follow-on common stock offering in January 2020 of $381.4 million, the proceeds from the issuance of the 2020 Convertible Notes in May 2020 of $322.9 million, the receipt of $20.0 million from the SFJ agreement and $4.7 million upon the exercise of stock options and the employee share purchase plan, offset by the $43.1 million used to purchase the capped call.

Net cash provided by financing activities was $388.3 million during the nine months ended September 30, 2019 and consisted primarily of proceeds from the issuance of the Convertible Notes in September 2019 of $212.9 million, the issuance of common stock in our March follow-on offering of $109.6 million, the receipt of $120.0 million from  the SFJ Agreement and $2.4 million upon the exercise of stock options, offset by $28.7 million for the repayment of our term loan facility and promissory note and $28.4 million for capped call premiums paid.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2020, along with the $250 million upfront payment that is due from Sobi within 10 days of execution of the collaboration agreement and subsequent committed development reimbursement payments under the collaboration agreement, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities will be sufficient to allow us to complete the 24 month observation intervals for the DERBY and OAKS clinical trials, we do not expect our existing cash, cash equivalents and marketable securities will be sufficient to enable us to complete the clinical and commercial development of pegcetacoplan, APL-9 or any of our other product candidates. Because of the numerous risks and uncertainties associated with the development of pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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
•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash and cash equivalents of $415.6 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities of $312.6 million consisting of U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $423.1 million for the nine months ended September 30, 2020 and $304.7 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of 1.0 billion. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings of common stock, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or our collaborators, including Sobi, are able to obtain marketing approval for, and successfully commercialize, one or more of our product candidates. Successful commercialization will require achievement of key milestones, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have expended substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2020, and in the years ended December 31, 2019, 2018 and 2017, we used net cash of $302.5 million, $211.1 million, $131.2 million and $46.6 million, respectively, in our operating activities substantially all of which related to research and development activities. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $728.2 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of pegcetacoplan in multiple disease areas, as well as other product candidates we may seek to develop. In addition to our collaboration agreement with Sobi, we may seek one or more additional collaborators for future development of our product candidates for one or more indications, however we may not be able to enter into an additional collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds other than Sobi’s reimbursement obligations under the collaboration agreement. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities, along with the $250 million upfront payment from Sobi that is due within 10 days of execution of the collaboration agreement and subsequent committed development reimbursement payments, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. Our estimate as to how long we expect our cash and cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities, along with the $250 million upfront payment from Sobi and subsequent committed development reimbursement payments, will be sufficient to allow us to complete the 24 month observation intervals for the DERBY and OAKS clinical trials, we do not believe they will be sufficient to  complete the clinical and commercial development of pegcetacoplan, APL-9 or any of our other product candidates. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, pegcetacoplan, APL-9 and future product candidates;
•	our ability to maintain a productive collaborative relationship with Sobi with respect to pegcetacoplan, including our ability to achieve milestone payments under our agreement with Sobi;
•

our ability to identify additional collaborators for any of our product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of clinical trials and of seeking regulatory approvals;
•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for paroxysmal-nocturnal hemoglobinuria, or PNH we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. In September 2020, we submitted a new drug application, or NDA, to the FDA and a marketing approval authorization, or MAA, to the EMA for pegcetacoplan for the treatment of PNH. Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

We submitted a NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020. If we receive regulatory approval for the use of pegcetacoplan as a treatment for PNH, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. In addition, if the agreement is terminated prior to obtaining regulatory approval for the treatment of PNH, under specified circumstances, we also will be required to make substantial payments to SFJ. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

Pegcetacoplan is a novel therapeutic compound and its potential benefit in controlling autoimmune and inflammatory diseases has not been established. Pegcetacoplan is designed to control disease through inhibition of C3. There are no approved therapies that act by inhibiting C3 and only two approved therapies that act by inhibiting the complement system. As a result, pegcetacoplan may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet obtained marketing approval of any product candidate. We have evaluated pegcetacoplan in preclinical studies and in clinical trials, and have advanced pegcetacoplan into Phase 3 clinical development in geographic atrophy, or GA, and PNH, and submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020, but we have not obtained regulatory approval to sell pegcetacoplan, APL-9 or any product based on our therapeutic approaches.

If we are unsuccessful in our development efforts, we may not be able to advance the development of pegcetacoplan or any other product candidate, commercialize products, raise capital, expand our business or continue our operations.

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies and conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic may adversely impact economies worldwide, which could result in adverse effects on our business and operations and ability to raise capital.

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

A small number of employees of our company, including our chief executive officer, have indicated that they were diagnosed with COVID-19. These employees, including our chief executive officer, have subsequently recovered. We have re-opened our facilities on a limited basis with strict guidelines, but most of our employees continue to work remotely.

We have enrolled, and seek to enroll, patients in our ongoing clinical trials at sites located both in the United States and internationally. We may face difficulties recruiting and retaining patients in our ongoing clinical trials because of logistical effects arising from the pandemic, including increased difficulty for patients and health care providers to travel to or access clinical sites. If patients enrolled in our clinical trials are unable or unwilling to visit clinical trial sites, the data generated by the trials and the timing of completion of our clinical trials may be adversely affected. We may also face disruptions related to the ability to obtain necessary regulatory, institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. In particular, site initiation, participant recruitment and enrollment, participant dosing, availability of drug product or clinical and laboratory supplies, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. The potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

Treatment with complement inhibitors, like pegcetacoplan and APL-9, has immunosuppressive effects. Elderly patients or patients with significantly compromised health, such as those in our clinical trials, could be more susceptible to infections and other complications as a result of treatment with complement inhibitors. In light of this, the COVID-19 pandemic could lead to delayed enrollment in our trials, more frequent missed appointments and withdrawals from ongoing trials and more frequent or severe adverse events during our trials.

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

The COVID-19 pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital. We cannot be certain what the overall impact of the continuation or worsening of the COVID-19 pandemic may be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We are dependent on the successful development and commercialization of our lead product candidate, pegcetacoplan. If we are unable to develop, obtain marketing approval for or successfully commercialize this product candidate or another product candidate, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of pegcetacoplan and other product candidates, such as APL-9. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize pegcetacoplan outside the United States. Our prospects are substantially dependent on our ability, or that of Sobi or any future collaborator, to develop, obtain marketing approval for and successfully commercialize pegcetacoplan and other product candidates in one or more disease indications.

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

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	the performance of Sobi and any future collaborators;
•	obtaining pegcetacoplan drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	an acceptable safety profile following any marketing approval;
•	commercial acceptance of our products, if approved, by patients, the medical community and third-party payors;
•	our ability to compete with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to develop, receive marketing approval for and successfully commercialize pegcetacoplan or another product candidate, on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have not previously submitted or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. In September 2020, we submitted a NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH.  We may never receive such approvals. We  must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we may:

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

Under our collaboration with Sobi, we are relying on Sobi to conduct clinical trials of pegcetacoplan and seek regulatory approval for pegcetacoplan outside the United States.  If Sobi or any future collaborator are unable to successfully complete clinical trials of our product candidates and obtain regulatory approvals on a timely basis, or at all, our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties may be materially impaired.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, or any collaborator conducting clinical trials of our product candidates such as Sobi, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, by design pegcetacoplan has immunosuppressive effects and, in some cases, may be administered to patients with underlying significantly compromised health. Administration of our product candidates could make patients more susceptible to infection.

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

If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or our collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

If we, or any collaborator conducting clinical trials of any of our product candidates such as Sobi, experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;
•	we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we, or our collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or our collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or our collaborators, anticipate;

•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;
•

our third-party contractors or those of our collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of our collaborators, may deviate from the trial protocol, fail to comply with regulatory requirements or fail to meet their contractual obligations to us or our collaborators in a timely manner or at all;

•	regulators or institutional review boards may not authorize us, our collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we, or our collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•

patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•

we, or our collaborators, may have to delay, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

regulators or institutional review boards may require that we, or our collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•

the FDA or comparable foreign regulatory authorities may disagree with our, or our collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials, including the data from our PEGASUS trial;

•

the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or our collaborators, enter into agreements for clinical and commercial supplies;

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

Product development costs for us will increase if we experience delays in testing or pursuing marketing approvals and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or our collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of our collaborators, to bring products to market before we, or our collaborators, do and impair our ability, or the ability of our collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we, or any collaborator conducting clinical trials of any of our product candidates such as Sobi, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

PNH, cold agglutinin disease, or CAD, immune complex membranoproliferative glomerulonephritis, or IC-MPGN, and C3 glomerulopathy, or C3G are rare diseases with small patient populations, and many of those patients are treated with other therapies or products. Further, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches. Given the severe and life-threatening nature of these indications and the expectation that many patients will be on treatment with other therapies or products, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned clinical trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of pegcetacoplan in a timely and cost-effective manner. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic.

Our inability, or the inability of our collaborators, to enroll a sufficient number of patients for our, or their, clinical trials could result in significant delays or may require us or them to abandon one or more clinical trials altogether. Enrollment delays in our, or their, clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our, or our collaborators’, ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

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

In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or our collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

We may not be successful in our efforts to develop APL-9 for the treatment of patients with respiratory failure including acute respiratory distress syndrome secondary to COVID-19.

In May 2020, we initiated a Phase 1/2 clinical trial of APL-9 as a potential treatment for patients with respiratory failure including acute respiratory distress syndrome, or ARDS, secondary to COVID-19. ARDS is a serious lung condition that causes low blood oxygen, often resulting in hospitalization and mechanical ventilation or other life-support measures.

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

We have never obtained marketing approval for a product candidate. We submitted a NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020. It is possible that the FDA or EMA may refuse to accept for substantive review any NDAs or MAAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates, including our planned NDA and MAA for pegcetacoplan for the treatment of PNH. If the FDA or EMA does not accept or approve our NDAs or MAAs for any of our product candidates, including pegcetacoplan, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other required trials or studies, approval of any NDA, MAA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our NDAs or MAAS.

The FDA has advised us that, for the approval of a new treatment for PNH, hemoglobin stabilization in conjunction with change in transfusion dependence constitute accepted clinical benefit, but that a rise in hemoglobin levels may not translate to clinical benefit in patients who entered the trial with high hemoglobin levels, such as permitted by the inclusion criteria of the PEGASUS trial, and who do not require transfusions. We believe that the data from the PEGASUS trial support a finding of clinical benefit. We submitted an NDA to the FDA and an MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if any of our product candidates receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of our collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we, or our collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we, or our collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•	we, or our collaborators, could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and

•	our reputation may suffer.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to competitive therapies;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	the price at which the product is offered for sale;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	the approval of other new products for the same indications;
•	the timing of market introduction of our approved products as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	potential product liability claims;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

We have granted exclusive commercialization rights for systemic pegcetacoplan outside of the United States to Sobi under our agreement with Sobi.  If Sobi is unable to meet its contractual obligations, we may be forced to focus our efforts internally to commercialize systemic pegcetacoplan outside of the United States without the assistance of a commercialization partner or seek another commercialization partner, either of which would result in us incurring greater expenses and could cause a delay in market penetration while we expand our commercial operations or seek an alternative commercialization partner. Such costs may exceed the increased revenues we would receive from direct systemic pegcetacoplan sales outside of the United States, at least in the near term. We would also be forced to declare a breach of the agreement with Sobi and seek a termination of the agreement which could result in an extended and uncertain dispute with Sobi, including arbitration or litigation, any of which would be costly.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or our collaborators, may seek to develop or commercialize in the future, including from therapies that act through the complement system and therapies that use different approaches.

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: CLG561, an anti-properdin monoclonal antibody being developed by Novartis AG, or Novartis, as a monotherapy or adjunctive therapy with LFG316, an anti-C5 monoclonal antibody, in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy being developed by Hemera Biosciences in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Allegro Ophthalmics LLC, Allergan PLC, Cell Cure Neurosciences, Genentech, Ionis Pharmaceuticals, Inc., Janssen Research & Development, LLC, Regenerative Patch Technologies, Stealth BioTherapeutics,Inc., or Stealth, Gyroscope Therapeutics, and BioTime, Inc. Stealth is evaluating elamipretide in a Phase 2b clinical trial in patients with GA.

The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion Pharmaceuticals, or Alexion. Eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.

We are aware of several other companies that are actively developing product candidates for the treatment of PNH, including cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials; nomacopan, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 3 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst Pharmaceuticals, currently in early clinical development; zilucoplan, a cyclic peptide C5 inhibitor developed by UCB S.A., currently in Phase 2 clinical trials, crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 2 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals, currently in Phase 2 clinical trials; and LNP-023, a Factor B inhibitor being developed by Novartis currently in Phase 2 clinical trials; and other product candidates directed at other mechanisms of complement inhibition such as NM-9405, an anti-properdin antibody in preclinical development by NovelMed Therapeutics, Inc. Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 2 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548 in early clinical development. Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are no currently marketed drug treatments for CAD but treatments in development, include sutimlimab, a C1s monoclonal antibody inhibitor, being developed by Sanofi, in Phase 3 clinical trials; parsaclisib, a PI3K-d inhibitor, being developed by Incyte Corporation, in Phase 2 clinical trials; and KZR-616, a proteasome inhibitor, being developed by Kezar Lifesciences, in Phase 2 clinical trials.

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

Currently there are four drug treatments approved by the FDA for treatment of ALS or its symptoms, including edaravone marketed as Radicava by Mitsubishi Tanabe Pharma America; riluzole, now generic; thickened riluzole, marketed as Tiglutik by ITF Pharma, and dextromethorphan HBr/quinidine sulfate (marketed as Nuedexta by Avanir Pharmaceuticals.   Various companies are conducting clinical trials for symptoms of, or neurological conditions, related to, ALS, with over 50 molecules currently in development  that target a broad array of biology, including at least three other anti-complement therapies: Ultomiris by Alexion, Zilucoplan by UCB/Ra, and ANX005 by Annexon Biosciences.  Additionally, Amylyx Pharmaceuticals, Inc. recently reported positive results from their Phase 2 CENTAUR study of AMX0035.

We are aware of various companies conducting clinical trials for treatments of respiratory conditions secondary to COVID-19, including targeted and broad anti-inflammatory approaches being evaluated in phase 2 and phase 3 trials. We are aware of several anti-complement product candidates currently being developed in respiratory conditions secondary to COVID19, including two C3 inhibition approaches, some of which are in phase 3 development.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or our collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or our collaborators, are able to obtain approval for ours, which could result in our competitors establishing a strong market position before we, or our collaborators, are able to enter the market.

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

Even if we, or any collaborator that is commercializing any of our product candidates such as Sobi, are able to commercialize any product candidate, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or our collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of our collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and abroad. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or our collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

The commercial potential of our products depends in part on reimbursement by government health administration authorities, private health insurers and other organizations. If we, or any collaborator that is commercializing our product candidates such as Sobi are unable to obtain coverage or reimbursement for our products, as monotherapy or in combination with other therapies, including possible combinations with eculizumab, at the levels anticipated, our financial condition could be harmed. Additionally, if new compounds currently in development by potential competitors, including biosimilars of eculizumab, obtain marketing approval, there may be downward pressure on reimbursement levels for therapies in our target disease areas, which could have a negative impact on our ability to achieve and maintain profitability.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or any collaborator, including Sobi, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we, or our collaborator, obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or our collaborators including Sobi, commercially sell any product that we may develop. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our prospects for the development and commercialization of our product candidates will depend in significant part on the success of the collaboration with Sobi and future collaborations.

We have entered into a collaboration with Sobi for the development and commercialization outside of the United States for systemic pegcetacoplan and we may seek to enter into additional collaborations for the development and commercialization of certain of our product candidates. We may have limited control over the amount and timing of resources that our collaborators, including Sobi, will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

For example, our agreement with Sobi is subject to early termination in the event of any uncured material breach of the agreement or under specific circumstances relating to insolvency. If we do not maintain a productive collaborative relationship with Sobi or if Sobi is unable to meet its contractual obligations or if there is an early termination of the agreement as described above, we would be forced to either establish a commercial infrastructure outside of the United States so that we could undertake the commercialization efforts which had been theretofore undertaken by Sobi or we would need to seek an alternative collaborator. The establishment of a commercial infrastructure and assumption by us of commercialization activities outside of the United States would require substantial resources, financial and otherwise, and could result in us incurring greater expenses than the increase in revenues from our direct sales of systemic pegcetacoplan. It could also cause a delay in market penetration while we expand our commercial operations. Seeking and obtaining an alternative collaborator outside the United States could also adversely impact sales of systemic pegcetacoplan and market penetration outside of the United States

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If our collaborators, including Sobi are involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

We have in the past established, and in the future, may seek to establish, additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We entered into the collaboration agreement with Sobi in October 2020 concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration. We may seek to establish one or more additional collaborators for the development and commercialization of one or more of our product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we intend to enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.

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

Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. Our collaboration agreement with Sobi, we agreed not to, directly or indirectly, alone or with or for any other person or entity, conduct any clinical development or commercialization of APL-9 for PNH, cold agglutinin disease, hematopoietic stem cell transplantation thrombotic microangiopathy, C3 glomerulopathy and immune complex membranoproliferative glomerulonephritis, and amyotrophic lateral sclerosis or any other indications subsequently agreed upon by the parties.

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

We are a party to patent license agreements with The University of Pennsylvania under which we license patent rights relating to a family of compounds for use in all fields. The licensed patent rights include issued U.S. and foreign patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and that specifically recite the active component. We may enter into additional license agreements in the future. Our license agreements with Penn impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

We, or any partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. Moreover, in some circumstances, we might not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering any technology that we may license from third parties in the future. These patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our license agreements with Penn provide that Penn has the right under certain circumstances to control the preparation, prosecution and maintenance of the underlying patent rights.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. In September 2020, we submitted a NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or our collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. In addition, to the extent that we seek to develop a combination drug-device product for delivery of a product candidate or we rely on a previously cleared device to deliver a product candidate, we will also be dependent on FDA clearance or approval of such products.

Under our agreement with Sobi, Sobi is responsible for seeking regulatory approval outside the United States for pegcetacoplan for agreed upon indications. delay in obtaining or failure to obtain required approvals and clearances could negatively impact our ability or that of our collaborators, including Sobi, to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our products in the European Union and other foreign jurisdictions, we, and our collaborators, such as Sobi, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and our collaborators, such as Sobi, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

We, or our collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to pegcetacoplan for the treatment of PNH and for the treatment of C3 glomerulopathy. We, or our collaborators, may seek orphan drug designations for pegcetacoplan for other indications and for other product candidates and may be unable to obtain such designations.

Even if we, or our collaborators, obtain orphan drug designation for a product candidate, such as is the case for pegcetacoplan for the treatment of PNH, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we, or our collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Even if we, or our collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and our collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates which we or they market. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and our collaborators, are not able to comply with post-approval regulatory requirements, we, and our collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or our collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any of our product candidates for which we, or our collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or our collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Current and future legislation may increase the difficulty and cost for us and our collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 2, 2020, the Supreme Court agreed to hear this case and has scheduled oral arguments for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). More recently, President Trump has issued several executive orders that are intended to lower the costs of prescription drug products. These orders direct the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and our collaborators to more stringent product labeling and post-marketing testing and other requirements.

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

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2019, the number of our employees increased from 80 on December 31, 2018 to 235 on December 31, 2019. As of September 30, 2020, we had 350 employees and we expect the number of employees to continue to increase significantly in the remainder of 2020 and 2021. Our principal office is located in Massachusetts and we maintain additional offices in Kentucky, California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of September 30, 2020, we had options to purchase an aggregate of 12,174,180 shares of our common stock outstanding, of which options to purchase 5,888,904 shares were vested and 432,441 outstanding unvested restricted stock units that upon vesting would result in the issuance of 432,441 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,108,982 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of September 30, 2020, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 24.9% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 15.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Amendment No. 1 to 2017 Employee Stock Purchase Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: November 2, 2020	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 2, 2020	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)

 Benefial own