Form 10-K
period 2020-12-31
Apellis Pharmaceuticals, Inc.
filed 2021-02-25
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $1,953,553,262. The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 22, 2021 was 80,375,365.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020.   Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•

our plans with respect to our ongoing and planned clinical trials for our product candidates, whether conducted by us or Swedish Orphan Biovitrum AB (Publ) or by any future collaborators, including the timing of dosing of patients, enrollment and completion of these trials and of the anticipated results from these trials;

•	our plans to develop our current and future product candidates for any additional indications;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our plans to initiate clinical trials of our current and future product candidates;

•	the potential clinical benefits and attributes of our current and future product candidates we may develop and the inhibition of C3;

•	our plans to research and develop any current and future product candidates we may develop;

•	our current and any future collaborations for the development and commercialization of our current and future product candidates;

•	the potential benefits of any collaboration;

•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	our ability to identify additional products or product candidates with significant commercial potential;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry;

•	the impact of the COVID-19 pandemic on our clinical trials, business and operations; and

•	the impact of government laws and regulations.

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis and Apellis Assist names and logos are our trademarks, trade names and service marks.

The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability. Our net losses were $344.9 million, $304.7 million and $127.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

•

We have not yet successfully obtained marketing approvals nor commercialized any pharmaceutical products, which may make it difficult to evaluate our future prospects. We will need to transition from a company with a development focus to a company capable of supporting commercial activities.

•

We will need substantial additional funding, to allow us to support both the systemic and ophthalmological pegcetacoplan programs through commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate certain product development programs or commercialization efforts. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022.

•

If we receive regulatory approval for the use of pegcetacoplan as a treatment for PNH or if our agreement with SFJ Pharmaceuticals Group, or SFJ, is terminated prior to receiving such approval in specified circumstances, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the development funding agreement, SFJ could exercise its remedies as a holder of a first priority security interest in our assets and our business could be materially harmed.

•

We are dependent on the successful development and commercialization of pegcetacoplan. If we are unable to develop, obtain marketing approval for or successfully commercialize pegcetacoplan or if we experience significant delays in doing so, our business could be harmed.

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Swedish Orphan Biovitrum AB (Publ), or Sobi, from obtaining approvals for the commercialization of pegcetacoplan or any of our product candidates that we develop. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize pegcetacoplan or any other product candidate that we develop.

•

The COVID-19 pandemic may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic may adversely impact economies worldwide, which could result in adverse effects on our business and operations and ability to raise capital.

•

There are no approved therapies that act by inhibiting C3 and only two approved therapies in our target indications that act by inhibiting the complement system. We may not be able to successfully develop and commercialize pegcetacoplan or other product candidates.

•

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulators, we may incur additional costs or experience delays in completing, or ultimately be able to complete, the development and commercialization of these product candidates.

•

We rely on third parties to conduct our clinical trials and to manufacture and distribute our product candidates for our clinical trials. We contract with third parties for the manufacture, storage and distribution of our product candidates for clinical trials as well as in connection with our commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. If these third parties do not perform satisfactorily, our development or commercialization efforts could be delayed or impaired.

•

Our prospects for the development and commercialization of our product candidates will depend in significant part on the success of our collaboration with Sobi for the global co-development and commercialization of systemic pegcetacoplan outside of the United States.  Our ability to generate revenues from this collaboration will depend on Sobi.

•

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business, including our patent license agreements with the University of Pennsylvania under which we license patents with claim that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and that specifically recite the active component.

PART I

Item 1. Business.

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

We have the most advanced clinical programs targeting C3 with Phase 3 clinical trials of our lead product candidate, pegcetacoplan, in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. Pegcetacoplan has already shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and C3 glomerulopathy, or C3G. We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration and plan to conduct clinical trials of these compounds in additional complement-dependent indications.

In October 2020, we entered into a collaboration and license agreement, or the collaboration agreement, with Sobi.  Under the collaboration agreement, we agreed to co-develop pegcetacoplan for systemic indications, including PNH, CAD and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology; C3G and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology; and amyotrophic lateral sclerosis, or ALS, in neurology.  Sobi has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan.  We retain commercialization rights for systemic pegcetacoplan in the United States and worldwide commercial rights for ophthalmological pegcetacoplan, which includes our GA program in addition to worldwide commercialization rights for APL-9 and other product candidates targeting C3.

Ophthalmological pegcetacoplan

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating ophthalmological administration of pegcetacoplan in patients with GA in September 2018. We refer to these trials as the DERBY and OAKS trials. Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021.

In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.

Additionally, data released in October 2020 from a post hoc analysis of seven patients in our Phase 1b trial of pegcetacoplan in patients with advanced GA and low vision demonstrated a trend in reduced lesion growth in eyes treated with pegcetacoplan versus untreated fellow eyes after 18 months of treatment.

Systemic pegcetacoplan

We are developing pegcetacoplan with Sobi for systemic administration in several indications, including PNH, C3G, IC-MPGN, ALS, CAD and HSCT-TMA.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia, specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL, while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab, with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001), and promising results in key secondary endpoints. Additional data from the PEGASUS trial presented in June 2020 and December 2020 demonstrated increased hemoglobin levels, reduced transfusion requirements and improved key markers of hemolysis across the patient population, both in patients with high transfusion requirements and in patients with low or no transfusion requirements, which improvements were sustained through 48 weeks of treatment.  In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to that of eculizumab.

In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab within three months before entering the trial. We refer to this trial as the PRINCE trial. The PRINCE trial is fully enrolled and we intend to present top-line data in the second quarter of 2021.

We submitted a new drug application, or NDA, to the FDA and a marketing authorization application, or MAA, to the EMA for pegcetacoplan for the treatment of PNH in September 2020. The FDA accepted the NDA and set the Prescription Drug User Fee Act, or PDUFA, target action date for May 14, 2021.  The EMA validated the MAA in October 2020, with the potential for a European Commission decision on the MAA in the second half of 2021.

C3G/IC-MPGN. We have initiated and will continue to lead our registrational program in C3G / IC-MPGN.  In October 2020, we reported data from the Phase 2 DISCOVERY trial in five C3G patients treated with pegcetacoplan for 48 weeks.  We initiated a Phase 2 randomized, controlled trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN, in October 2020 and we expect to dose the first patient in this trial in the first half of 2021. We refer to this trial as the NOBLE trial. We also plan to begin a Phase 3 clinical trial in patients with native kidney or post-transplant recurrence of C3G or IC-MPGN, having reduction of proteinuria as its primary endpoint, in the second half of 2021.

ALS.  We have initiated a randomized, placebo-controlled Phase 2 clinical trial of pegcetacoplan in approximately 200 adults with sporadic ALS.  We refer to this trial as the MERIDIAN trial. We treated the first patient in the MERIDIAN trial in November 2020 and expect to complete enrollment for the MERIDIAN trial in the second half of 2021.

CAD and HSCT-TMA. Under our collaboration, Sobi will lead development activities for CAD and HSCT-TMA with a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA, both planned to begin in 2021.  In our Phase 2 clinical trial of pegcetacoplan in patients with CAD, patients achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels compared to baseline.

Pipeline

We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration.  We plan to conduct clinical trials of these compounds in additional complement-dependent indications.

APL-9 is a C3 modulator designed to be intravenously administered for acute use.  In May 2020 we initiated a Phase 1/2 randomized, placebo-controlled clinical trial of APL-9 in 66 patients with respiratory failure including acute respiratory distress syndrome, or ARDS, secondary to COVID-19. We expect to report results from this trial in the second quarter of 2021.

We are also developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications.

We plan to advance three new product candidates into clinical development by the end of 2022.

Our Approach

The complement system plays a pivotal role in both innate and adaptive immune systems. Complement proteins are produced primarily by the liver and circulate in the blood and through the body’s tissues. The complement system may be activated through three principal pathways, known as the classical, lectin and alternative pathways, each of which requires the C3 protein to enable three principal immune responses: opsonization, inflammation and formation of the membrane attack complex, or MAC. When C3 is activated, C3 fragments, such as C3b, tag cell surfaces in a process called opsonization, which marks the cells for removal from tissues or the bloodstream. Two other fragments, C3a and C5a, are released, contributing to inflammation in the surrounding tissues. Further complement activation causes membrane attack complex formation on cell surfaces, piercing holes and causing cells to lyse, or rupture, and others to depolarize or lose membrane potential.

The following figure depicts the complement system, its three principal activation pathways and its principal effects:

Lectin pathway
Activated by lectin and mannose complex
Classical pathway
Activated by antigen-antibody immune complex
Alternative pathway
Spontaneous C3 convertase activation
Factor B ← Factor D
Amplification loop
APL-2
C3
C3a
C3b
Inflammation
Cell removal
Antigen uptake
C5
C5a
C5b
MAC
Inflammation
Cell lysis, secretion, death, or proliferation

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

We have designed pegcetacoplan to target complement proteins centrally at the level of C3. We believe that this approach can result in broad inhibition of the complement pathways and has the potential to effectively control complement-dependent diseases. We believe that pegcetacoplan has the potential to be a best-in-class treatment and may address the limitations of existing treatment options or provide a treatment option where there is none.

Our Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of therapeutics to treat autoimmune and inflammatory diseases through complement inhibition. We hold commercialization rights for systemic pegcetacoplan in the United States and worldwide commercialization rights to ophthalmological pegcetacoplan, which includes our GA program, in addition to worldwide commercialization rights for APL-9 and other novel compounds targeting C3. To achieve our goals, we are pursuing the following strategies:

•

Complete Phase 3 clinical development and prepare for regulatory submission of pegcetacoplan in GA. We are developing pegcetacoplan as monotherapy for GA, administered by intravitreal injections. We expect to announce data from the DERBY and OAKS trials in the third quarter of 2021 and to prepare submissions to regulatory authorities for marketing approval of pegcetacoplan as a treatment of geographic atrophy.

•

Prepare for commercialization of pegcetacoplan in PNH. We are developing pegcetacoplan as monotherapy for patients with PNH, administered by subcutaneous injection, and are preparing to commercialize systemic pegcetacoplan in the United States and to support Sobi’s commercialization efforts in the rest of the world. We submitted a new drug application, or NDA, to the FDA and a marketing authorization application, or MAA, to the EMA for pegcetacoplan for the treatment of PNH in September 2020. The FDA accepted the NDA and set the Prescription Drug User Fee Act, or PDUFA, target action date for May 14, 2021.

•

Continue clinical development of systemic pegcetacoplan in other indications, including ALS and C3G/IC-MPGN. We are developing pegcetacoplan for patients with C3G and C3G/IC-MPGN, administered by subcutaneous injection. Sobi has primary responsibility for the clinical development pegcetacoplan for patients with CAD and HSCT-TMA.

•

Continue development and expansion of our pipeline. We plan to continue development of treatments for a broad range of complement-dependent autoimmune and inflammatory diseases with pegcetacoplan and additional new product candidates.

Our Programs

Our lead product candidate, pegcetacoplan, is a C3 inhibitor. Pegcetacoplan is a conjugate of a compstatin analogue, formulated both for ophthalmological administration by injections directly into the eye, and systemic administration by subcutaneous injection, which is an injection into the tissue under the skin. We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration.

The following table summarizes key information about our ongoing clinical programs:

Program	Clinical Trials	Trial Participants	Estimated Timeline
Ophthalmological pegcetacoplan

GA	Phase 3 trials (DERBY/OAKS)	Patients with GA	Top-line data expected 3Q 2021
	Phase 2 trial (FILLY)	Patients with GA	Data reported in Aug 2017
	Phase 1b trial	Patients with low vision GA	Data reported in Apr 2020 and Oct 2020
Systemic pegcetacoplan
PNH	Phase 3 trial (PEGASUS)	Eculizumab-treated patients with PNH	Data reported in Jan 2020 and in Dec 2020
	Phase 3 trial (PRINCE)	Treatment-naïve patients with PNH	Top-line data expected 1H 2021
C3G/IC- MPGN	Phase 2 Trial (DISCOVERY)	Patients with glomerular diseases with complement involvement	Data reported Oct 2020
	Phase 2 Trial (NOBLE)	Patients with post-transplant recurrence of C3G or IC-MPGN	First patient treatment expected 1H 2021
	Phase 3 Trial	Patients with native kidney or post-transplant recurrence of C3G or IC-MPGN	Plan to initiate 2H 2021
ALS	Phase 2 Trial (MERIDIAN)	Patients with sporadic ALS	Complete enrollment 2H 2021
CAD	Phase 2 Trial (PLAUDIT)	Patients with CAD and wAIHA	Data reported Jun 2019
	Phase 3 Trial	Patients with CAD	Plan to initiate 2021 (Sobi)
HSCT-TMA	Phase 2 Trial	Patients with HSCT-TMA	Plan to initiate 2021 (Sobi)
Pipeline
ARDS	Phase 2 trial	COVID patients	Top-line data reported 2Q 2021

Ophthalmological pegcetacoplan

We are developing pegcetacoplan to be injected intravitreally as a monotherapy for patients with ophthalmological indications, including geographic atrophy, or GA.

Geographic Atrophy

Background

GA is a type of advanced age-related macular degeneration, or AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we believe that at least five million people worldwide, including at least one million people in the United States, including have GA.

At the American Academy of Ophthalmology, or AAO, in November 2020, a retrospective study of 69,000 patients diagnosed with GA was presented that analyzed changes in visual acuity and disease progression over two years.  The analysis was presented by Verana Health, a data analysis group in retinal diseases under a collaboration with us, and the AAO’s IRIS® (Intelligent Research in Sight) Registry, the nation’s first comprehensive clinical registry for eye disease. Key findings from the real-world clinical data showed:

•

At the first study visit, patients presented with relatively preserved vision, especially in eyes with extrafoveal GA lesions (lesions outside the fovea, which is the central portion of the retina). However, patients with extrafoveal and foveal GA lesions progressively lost vision over time at a rate of approximately five letters on a vision chart per year.

•

Progression from GA to new onset wet AMD was observed in 4.7% of patients with bilateral GA (GA in both eyes) and 13.3% of patients with wet AMD in the contralateral eye (AMD in the non-treatment eye) during the first 12 months. The rate at 24 months was 8.2% and 21.6% in bilateral GA and wet AMD in the contralateral eye, respectively.

•

A large proportion of GA patients did not return for a follow-up visit after two years. Of the GA patients potentially eligible for inclusion in the analysis, only 40% had a follow-up visit after two years and were ultimately included in the study.

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

Because pegcetacoplan both blocks the production of C3a and C5a and prevents the accumulation of C3 fragments on retinal cells through the inhibition of C3, we believe that pegcetacoplan may control complement activation in the retinal environment to return it to its quiescent state. We do not believe that selective inhibitors of the alternative pathway, which would only partially block the formation of C3b on the retinal cell surface, or C5 inhibitors, which cannot prevent C3b deposition on retinal cells, can cause the retinal environment to return to its quiescent state.

Current Therapies and Their Limitations

There are no therapies approved to treat GA. There are, however, therapies in development for GA including a number of product candidates in late stages of clinical development.

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

Clinical Development

We initiated the DERBY and OAKS Phase 3 clinical trials of pegcetacoplan in patients with GA following completion of our Phase 2 clinical trial in patients with GA, which we refer to as the FILLY trial. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period for the Phase 2 FILLY trial and in February 2018 we completed the analysis of data from the six-month monitoring period from that trial. Prior to the FILLY trial, we completed a Phase 1 clinical trial of pegcetacoplan in patients with wet AMD in 2016. In July 2018, we received fast track designation from the FDA for pegcetacoplan in GA.

Phase 3 Clinical Trials

Our ongoing Phase 3 clinical program in GA consists of two 600-patient prospective, multicenter, randomized, double-masked, sham-injection controlled trials (DERBY and OAKS) being conducted at 200 sites worldwide to assess the efficacy and safety of multiple intravitreal injections of pegcetacoplan in patients with GA.  Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021.

Patients in each Phase 3 trial receive a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months. In the sham-injection cohorts, patients receive a simulated injection. As with our Phase 2 clinical trial, the primary endpoint of each trial is the change in total area of GA lesions in the study eye from baseline to month 12 compared to sham. The measurements of change in lesion size will be analyzed at 12 months (primary endpoint, monthly group) and 24 months. We set statistical significance as a p-value of 0.05 or less, meaning that there is a 1 in 20 or less probability that the observed results occurred by chance. Patients who develop new onset exudation in the study eye will continue to be treated with pegcetacoplan along with anti-VEGF injections, the current standard of care for wet AMD.

The observation intervals in pivotal studies in AMD are typically 24 months in total duration to meet regulatory requirements for long-term safety and to demonstrate durability of the treatment effect on anatomical and functional endpoints. However, based on our experience in the Phase 2 FILLY trial, we believe that pegcetacoplan can show treatment effect at 12 months and we therefore plan to analyze the data after all patients have completed 12 months of treatment in the trial in addition to a second assessment after 24 months of treatment. This design is in line with the recommendations of the FDA and the EMA.

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

Phase 1b Clinical Trial in Low Vision Geography Atrophy

We are conducting a Phase 1b clinical trial to evaluate the safety of monthly intravitreal treatments with pegcetacoplan in 12 patients with bilateral GA secondary to AMD and with low vision, which we initiated in September 2018.  Patients are dosed monthly with pegcetacoplan in one eye using the fellow eye as an untreated control. In April 2020, we reported results in patients demonstrating a trend in reduced GA lesion growth in treated eyes versus the lesion growth in untreated fellow eyes. In October 2020, we reported data from an 18-month post hoc analysis based on the seven study patients for whom data were available for at least 18 months. In this population, the growth rate of GA lesions in the treated eye was on average 52% (mean square root) slower than the untreated fellow eye (p=0.01). It has been shown in third-party studies that lesions in both eyes tend to grow at the same rate in patients with bilateral GA.  Of the 12 enrolled patients, there were no reported cases of inflammation and one patient (8%) developed new-onset exudation at month 12.

Phase 1b/2 Clinical Trial in Wet AMD

We conducted a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of intravitreal pegcetacoplan therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the study eye in the second quarter of 2018.  As with our Phase 3 program in GA, we voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD in October 2018. We discontinued the Phase 1b/2 trial of pegcetacoplan in patients with wet AMD.

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

Systemic Pegcetacoplan

We and Sobi plan to jointly advance the clinical development of systemic pegcetacoplan in five parallel registrational programs across hematology, nephrology, and neurology. These include new registrational programs in CAD and HSCT-TMA. We will lead clinical development for PNH, C3G/IC-MPGN and ALS, and Sobi will lead development activities for a Phase 3 trial in CAD and a Phase 2 trial in HSCT-TMA, both planned to start in 2021.

Paroxysmal Nocturnal Hemoglobinuria

Background

PNH is a rare, chronic, debilitating blood disorder that is most frequently acquired in early adulthood and usually continues throughout the life of the patient. Some of the prominent symptoms of PNH include severe anemia, a condition that results from having too few red blood cells, severe abdominal pain, severe headaches, back pain, excessive weakness, fatigue and recurrent infections. If not treated, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis and 50% of affected individuals within ten years of diagnosis, primarily due to the formation of life-threatening blood clots inside the blood vessels, or thrombosis. Based on prevalence data published in an abstract in a peer-reviewed journal, we estimate that there are approximately 4,700 patients with PNH in the United States and approximately15,000 patients with PNH worldwide.

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

Current Therapies and Their Limitations

Eculizumab, marketed as Soliris, and ravulizumab, marketed as Ultomiris, both by Alexion Pharmaceuticals, Inc., or Alexion are the only therapies that have been approved for the treatment of PNH. Eculizumab, which is administered every two weeks intravenously, or directly into the veins, is designed to treat PNH by targeting C5 and preventing the formation of the membrane attack complex and intravascular hemolysis. Many patients with PNH on treatment with eculizumab continue to be anemic. Ravulizumab is administered intravenously every week and subcutaneously once per week and is designed to have a longer half-life and greater inhibition of C5 than eculizumab. Ravulizumab was tested in two Phase 3 non-inferiority trials with eculizumab and was found to be non-inferior to eculizumab.

Retrospective third-party studies have reported that up to 70% of patients with PNH who are on treatment with eculizumab remained anemic and up to 36% of patients on eculizumab continued to require at least one transfusion per year. In these studies, 100% of patients with PNH on eculizumab showed evidence of C3-related opsonization on their red blood cells. We believe that uncontrolled extravascular hemolysis is responsible in part for these continuing complications.

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

Regulatory Matters

We submitted an NDA to the FDA and an MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020. The FDA accepted the NDA and set the PDUFA target action date for May 14, 2021.  The EMA validated the MAA in October 2020, with the potential for a European Commission decision on the MAA in the second half of 2021.

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

Clinical Development

If we are able to obtain marketing approval for pegcetacoplan for PNH, we plan to allow PNH patients on treatment with eculizumab to assess the benefit of pegcetacoplan in co-treatment with eculizumab for a limited time, before deciding to switch to pegcetacoplan monotherapy or to revert to eculizumab monotherapy.

If pegcetacoplan is approved for the treatment of patients with PNH, we believe that pegcetacoplan could be a best-in-class therapy for PNH, differentiated by mechanism, and that pegcetacoplan has the potential to significantly increase the quality of life of patients with PNH as compared to the current standard of care.

Phase 3 Clinical Trial - PEGASUS

We initiated the Phase 3 PEGASUS trial in patients in June 2018. The PEGASUS trial was an 80-patient randomized head-to-head trial comparing pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of less than 10.5 g/dL, regarding of eculizumab dose or transfusion history. The primary efficacy endpoint of the trial was the change in hemoglobin level from baseline at week 16.

The treatment period of the trial consisted of three parts: a four-week run-in period, a 16-week randomized treatment period and a 32-week open-label pegcetacoplan only period. During the run-in period, all patients received twice-weekly subcutaneous doses of 1,080 mg of pegcetacoplan in addition to patients’ then current dose of eculizumab. The run-in period was designed to provide patients with sufficient plasma concentration of pegcetacoplan to provide for what we expected to be adequate complement inhibition before withdrawing eculizumab. Following completion of the run-in period, patients received either 1,080 mg of pegcetacoplan twice per week or their current dose of eculizumab through the duration of the 16-week randomized treatment period. Following completion of the randomized treatment period with either pegcetacoplan monotherapy or eculizumab monotherapy, all 80 patients had the option to receive pegcetacoplan monotherapy for 32 weeks in an open-label treatment period.

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

All patients who completed the 16 week randomization period in both groups (77/80) entered the 32-week open-label pegcetacoplan treatment period.  At week 48, patients treated with pegcetacoplan during the 16 week randomization period and through the 32 week open-label period sustained increases in hemoglobin levels, with a mean improvement from baseline of 2.7 g/dL, equal to the 2.7 g/dL mean increase seen at week 16 in the same patients. Additionally, patients treated with eculizumab in the randomized period who switched to pegcetacoplan during the open-label period experienced sustained improvements in hemoglobin and other hematological and clinical measures, similar to patients treated with pegcetacoplan monotherapy during the randomized controlled period.  In addition to a sustained improvement in hemoglobin, the pegcetacoplan-treated patients group maintained improvements across key secondary endpoints. Throughout the 48-week study, 73% of patients treated with pegcetacoplan during the randomized period remained transfusion free. For comparison, 25% of patients were transfusion free over the year prior to entering the PEGASUS study while on treatment with eculizumab. Improvements across additional markers of disease, such as reticulocyte count, lactate dehydrogenase, or LDH, levels, and the FACIT-fatigue scores, were observed in both groups at week 48 after 32 weeks of open-label treatment with pegcetacoplan.

 In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to eculizumab and consistent with previously reported data.   After the 48-week study period, twenty-four of 80 pegcetacoplan monotherapy-treated patients (30%) experienced a serious adverse event (SAE).  Five of the SAEs (6%) were assessed to be possibly related to study treatment. No cases of meningitis were reported. One death was reported due to COVID-19 and was unrelated to study treatment. The most common adverse events (AEs) reported throughout the study were injection site reactions (36%), hemolysis (24%), and diarrhea (21%). Twelve out of 80 patients (15%) discontinued due to adverse events, with five discontinuations due to hemolysis. Sixty-four of the 67 patients (96%) who completed the open-label period opted to enter the extension study.

 Phase 3 Clinical Trial – PRINCE

We initiated the Phase 3 PRINCE trial in September 2019. The PRINCE trial is a 54-patient randomized, multicenter, open-label trial to evaluate the efficacy of pegcetacoplan in treatment-naïve PNH patients. The primary endpoints are avoidance of a greater than 1 g/dL decrease in hemoglobin level from baseline in the absence of transfusion through week 26 and reduction in LDH level from baseline to week 26, in patients with PNH who are currently not being treated with complement inhibitors. Secondary endpoints include hemoglobin response (defined as an increase in hemoglobin levels greater than or equal to 1 g/dL), change in absolute reticulocyte count, change in hemoglobin levels, number of packed red blood cells transfused, change in FACIT score, hemoglobin normalization and LDH normalization. This trial is fully enrolled and we expect to present top-line data in the second quarter of 2021.

Phase 1b Clinical Trials – PHAROAH and PADDOCK

Prior to commencing our two Phase 3 trials, we conducted two clinical trials of pegcetacoplan as part of our PNH program: a Phase 1b clinical trial (PHAROAH) in patients with PNH being treated with eculizumab, which has concluded, and a Phase 1b clinical trial (PADDOCK) in treatment-naïve patients. These trials were designed to assess safety and tolerability and whether pegcetacoplan has the potential to control PNH. In these trials, we measured hemoglobin levels, which are significantly lower in patients with PNH, whether or not treated with eculizumab, and blood reticulocyte count, which is an indicator of overall hemolysis (both intravascular and extravascular) in patients on eculizumab. We also measured intravascular hemolysis based on LDH levels, which can be ten times higher than normal in patients with PNH, bilirubin, which is a breakdown product of hemoglobin and may be higher in patients who experience hemolysis, and the clonal distributions of normal red blood cells and mutant red blood cells unprotected from the membrane attack complex.

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

PADDOCK was a Phase 1b open-label clinical trial of pegcetacoplan in treatment-naïve patients with PNH that we initiated in December 2015 and conducted this trial at multiple clinical sites outside of the United States. In the PADDOCK trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period. We treated a total of 22 patients in the PADDOCK trial.  Pegcetacoplan had been generally well tolerated in these patients with 13 serious adverse events reported across seven patients.  Only one of these serious adverse events was noted as possibly related to administration of pegcetacoplan.

Long-Term Extension Study

We are conducting a long-term extension study of pegcetacoplan in patients with PNH who participated in previous clinical trials with pegcetacoplan. This study is an open label, non-randomized, multi-center study to evaluate the long-term safety and efficacy of pegcetacoplan in the treatment of PNH with dosing for a longer period and at doses of 1,080 mg given either twice a week or every three days. We expect to continue the extension study until pegcetacoplan becomes commercially available in the subject’s participating country, or until the development program for pegcetacoplan in patients with PNH is terminated.

Phase 1 Clinical Trials—Single and Multiple Ascending Dose in Healthy Volunteers

We have completed both single ascending and multiple ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of pegcetacoplan in a total of 55 healthy volunteers. We conducted the trials at a single site in Australia to assess the safety, tolerability, PK and pharmacodynamics, or PD, of pegcetacoplan. Pegcetacoplan was well tolerated in both trials with no serious adverse events reported, and the PK of pegcetacoplan in humans was in line with our expectations derived from preclinical data, with little inter-subject variability observed. In both trials, we observed a dose-dependent increase in C3 that is indicative of pegcetacoplan binding to C3.

Supporting Clinical Trials and Studies

We conducted a Phase 1 trial to assess the safety and tolerability of pegcetacoplan in patients with renal impairment. The study included one cohort of eight patients with severe renal impairment and a second cohort of eight control patients and will evaluate various PK endpoints, in addition to safety and tolerability endpoints. No significant difference in PK parameters was noted.

We conducted a Phase 1 trial to determine the safety, PK and PD of twice-weekly and once-weekly subcutaneous administration of pegcetacoplan in healthy volunteers. We evaluated whether less frequent administration provides comparable PK and PD profiles to daily subcutaneous administration and may enable less frequent dosing in upcoming clinical trials. We established the dosing regimen in PEGASUS and PRINCE based on this trial.

We conducted a Phase 1 trial to determine the safety, PK and PD of pegcetacoplan in healthy volunteers of Japanese descent. We evaluated whether pegcetacoplan will have comparable PK and PD profiles in this population. No significant difference in PK parameters was noted.

Preclinical Studies

We have conducted numerous preclinical studies of pegcetacoplan in animals and in laboratory samples to assess the safety of pegcetacoplan, including repeat-dose subcutaneous and intravenous toxicity studies of pegcetacoplan in rats, rabbits and monkeys for durations of up to nine months. In these studies, there were no significant macroscopically observable or clinical pathology drug-related changes in any species at any of the doses tested. Similarly, there was no evidence of a potential for adverse effects on myocardial conduction or cardiovascular and respiratory systems in either species, and no genotoxicity potential was observed. In addition, no signs of infection were observed in any of the studies that we conducted. The main toxicity observed at the highest doses tested was microscopic kidney damage, likely resulting from accumulation of pegcetacoplan in the kidney, which is one of the organs we believe to be responsible for its clearance from the body.

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

As of February 10, 2021, in our clinical trials of pegcetacoplan using subcutaneous administration in patients with PNH or healthy volunteers, a total of 155 serious adverse events had been reported in 80 of the 279 subjects dosed with pegcetacoplan. Of these 155 serious adverse events, 15 were considered to be at least possibly related to study medication by the investigator. None of these indicated any unexpected safety concerns.

Commercial and Medical Activities for PNH Launch

We are preparing for the launch of pegcetacoplan for patients with PNH in the United States if the FDA approves our NDA submission.  We have built commercial and medical organizations focused on addressing the needs of patients at launch.  In particular, for PNH we have defined our marketing, disease education, patient support and distribution strategies, identified primary and secondary payers representing a significant percentage of patients with PNH, and have built sales and market access teams in preparation for a commercial launch.

Our market access team is fully staffed and has engaged with primary and secondary payers representing a significant percentage of PNH patients. We believe that our discussions with primary and secondary payers have yielded positive feedback on the clinical profile of pegcetacoplan. We plan to implement a limited distribution specialty pharmacy model, which we believe will provide patients with a consistent, positive experience at the time of treatment initiation and long-term assistance to the extent needed.

We have established ApellisAssist, a patient-focused program specifically designed to assist patients with onboarding, product training and ongoing support with pegcetacoplan treatment, and we are building a care educator team to connect directly with PNH patients and their caregivers to provide education and training on the use of pegcetacoplan.

We plan to deploy our sales team to cover the health care professionals and key treatment centers, focusing on health care professionals who have patients that continue to experience breakthrough hemolysis, have persistently low hemoglobin, high fatigue, and require transfusions despite being on C5 inhibitors.

We have initiated the commercial manufacturing process for our commercial drug product, obtained required regulatory licenses and executed agreements to establish our warehousing, logistics and distribution networks.  Under our collaboration agreement, Sobi will conduct the commercial launch of pegcetacoplan for patients with PNH in jurisdictions outside the United States.

We are developing a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we plan to use one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials and for our commercial launch of pegcetacoplan as a treatment for PNH.

Our medical affairs team has engaged with top treating physicians through our virtual presence at medical meetings and in-person engagements when appropriate. In December 2020, we participated in the virtual American Hematology Society, or ASH, annual meeting, and we launched an Apellis medical affairs microsite where the ASH data are available for U.S. healthcare providers. We will continue to leverage this platform for future medical congresses. We have initiated an early access program and have already established multiple U.S. sites for patients.   Sobi will conduct medical affairs activities for systemic pegcetacoplan outside the United States.

C3 Glomerulopathy and Immune Complex Membranoproliferative Glomerulonephritis

C3G and IC-MPGN are rare, debilitating kidney diseases that affect approximately 18,000 people in the United States and Europe. There are no approved therapies for the diseases, and symptoms include blood in the urine, dark foamy urine due to the presence of protein, swelling, and high blood pressure.  Approximately 50% of people living with IC-MPGN and C3G ultimately suffer kidney failure within five to 10 years of diagnosis. Although IC-MPGN is considered a distinct disease from C3G, the underlying cause and progression of the two diseases are remarkably similar and include overactivation of the complement cascade, with excessive accumulation of C3 breakdown products in the kidney causing inflammation and damage to the organ.  There are no medicines currently approved for C3G or IC-MPGN. Pegcetacoplan is designed to prevent C3 activation, and as such, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury.

In February 2018, we initiated a Phase 2 clinical trial of pegcetacoplan in biopsy-proven C3G and other glomerular diseases in which complement has been implicated, including IgA nephropathy, primary membranous nephropathy and lupus nephritis, to evaluate the safety and biologic activity of pegcetacoplan in patients with these glomerular diseases. We refer to this trial as the DISCOVERY trial. Initially each patient received once daily subcutaneous infusions of up to 360 mg of pegcetacoplan for one year but patients could elect to receive twice weekly subcutaneous infusions of 1080 mg after week 24. The primary efficacy endpoint was the reduction in proteinuria, an important market of kidney damage, from baseline to week 48 as quantified by protein-to-creatinine ratio, or uPCR. Based on the scientific literature as well as the underlying pathophysiology of the disease, we believe that a substantial change in proteinuria is reasonably likely to predict a clinical benefit in all four glomerular diseases. Secondary endpoints included analysis of serum C3 and estimated glomerular filtration rate.

In October 2020, we reported data from the DISCOVERY trial in five C3G patients treated with pegcetacoplan for 48 weeks.  In those patients, mean (SE) proteinuria decreased from 3.48 (0.82) mg/mg at baseline to 0.93 (0.27) mg/mg at week 48, a decrease of 73.3%, as measured by 24-hour uPCR. Importantly, this reduction in proteinuria was accompanied by a corresponding increase in mean serum albumin. Since albumin is the most abundant protein in serum, its level increases when urinary protein losses are reduced. Other biomarkers improved, including an observed increase in mean serum C3 and stabilization of renal function, as measured by mean serum creatinine. No serious or severe adverse events were reported, and pegcetacoplan was well tolerated overall.

In October 2020, we initiated a registrational program in C3G and IC-MPGN beginning with a randomized, controlled Phase 2 trial in 12 patients with post-transplant disease recurrence that focused on the histopathology of the kidneys. We refer to this trial as the NOBLE trial.  Trial participants are randomized in a 3:1 ratio to receive pegcetacoplan or maintain standard of care for 12 weeks and then all patients in the study will receive pegcetacoplan from week 13 to week 52. The primary endpoint of the study is the proportion of patients with reduction in C3c staining on renal biopsy after 12 weeks of treatment with pegcetacoplan. Secondary endpoints include an evaluation of safety, the proportion of patients with reduction in C3c staining on renal biopsy after 52 weeks of treatment, and the proportion of patients achieving at least a 50% reduction in proteinuria.  We expect to dose the first patient in the NOBLE trial in the first half of 2021. We plan to begin a Phase 3 trial in patients with C3G and IC-MPGN in the second half of 2021 with reduction in proteinuria as its primary endpoint.

We met with the FDA in October 2017 in a pre-IND meeting and submitted an IND to the FDA in November 2017. In December 2018, we received orphan drug designation from the FDA for the treatment of C3G.

Amyotrophic Lateral Sclerosis

ALS is a devastating neurodegenerative disease that results in progressive muscle weakness and paralysis due to the death of nerve cells, called motor neurons, in the brain and spinal cord.  The death of motor neurons leads to the progressive loss of voluntary muscle movement required for speaking, walking, swallowing, and breathing.  In individuals with ALS, high levels of C3 are present at the neuromuscular junction where motor neurons communicate directly to muscle cells. Numerous studies suggest that elevated levels of C3 present throughout the motor system of ALS patients are likely to contribute to chronic neuroinflammation and the death of motor neurons. There are currently no approved treatments that stop or reverse the progression of ALS, which impacts approximately 225,000 patients worldwide.

We initiated a randomized, double-blind, placebo-controlled, multicenter Phase 2 clinical trial designed to evaluate the efficacy and safety of pegcetacoplan in approximately 200 adults with sporadic ALS. We refer to this trial as the MERIDIAN trial. Trial participants are randomized in a 2:1 ratio to receive pegcetacoplan or placebo while continuing to receive their existing standard of care treatment for ALS. After 52 weeks of blinded treatment, all patients in the study will receive pegcetacoplan. To reduce the burden on people living with ALS and their caregivers, the study has been designed to minimize the number of in-clinic visits, with approximately six clinic visits in the first year and four in the open-label second year.  The primary endpoint of this trial is the Combined Assessment of Function and Survival (CAFS) rank scores at week 52. We treated the first patient in MERIDIAN in November 2020 and expect to complete enrollment in MERIDIAN in the second half of 2021.

Cold Agglutinin Disease

CAD is a severe, chronic, rare blood disorder that impacts about 10,500 people across the United States and Europe.  People living with CAD may suffer from chronic anemia, transfusion requirements, and an increased risk of life-threatening thrombotic events such as stroke. In people with CAD, immunoglobin M (IgM) autoantibodies cause red blood cells to agglutinate, or clump together, at temperatures below 30oC or as a result of a compromised immune system or infection This activates the complement cascade to destroy healthy red blood cells through extravascular and intravascular hemolysis.  There is no FDA-approved drug therapy specifically for CAD. The primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

We believe that C3 inhibition has the potential to prevent C3-related opsonization and extravascular hemolysis in patients with CAD, and that inhibiting the complement system by targeting C3 may have the same impact, if not greater, as other complement pathway drugs in these diseases. In collaboration with Sobi, we are developing pegcetacoplan as a monotherapy for CAD. In March 2018, we initiated a Phase 2 open label clinical trial of pegcetacoplan administered by subcutaneous injection in patients with CAD, which we refer to as the PLAUDIT trial. In the PLAUDIT trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period, followed by a long-term extension period. We have treated a total of 13 patients with CAD in the PLAUDIT trial. In December 2018, we announced interim data for the Phase 2 trial at the ASH Conference and further interim data at the European Hematology Association Congress in June 2019. We observed that in the 10 patients with CAD who reached day 168:

•	70% showed a Hb increase of ≥ 2 g/dL, 40% had normalized Hb (≥ 12.0 g/dL) and 80% had Hb ≥ 11.0 g/dL at Day 168
•	Mean Hb increased from 8.9 g/dL at baseline to 11.2 g/dL at Day 168, a 2.4 g/dL increase (normal Hb is 12 - 16 g/dL)
•

Mean Functional Assessment of Chronic Illness Therapy (FACIT) Fatigue Score increased from 29.4 at baseline to 39.1 at Day 168, an improvement of 9.7 points, where a clinically significant increase is 3 or more points

•	Mean absolute reticulocyte count (ARC) decreased from 138.6 X 10⁹/L at baseline to 63.6 X 10⁹/L at Day 168 (normal ARC is 30 - 100 X 10⁹/L)
•	Mean indirect bilirubin decreased from 1.9 mg/dL at baseline to 0.4 mg/dL at Day 168 (normal indirect bilirubin is 0.1 -0.75 mg/dL)
•	Mean LDH decreased from 486.5 U/L at baseline to 183.2 U/L at Day 168 (normal LDH is 87 - 252 U/L)

Pegcetacoplan has been generally well tolerated in these patients in the PLAUDIT trial, with a safety profile similar to that of other studies of systemic administration of pegcetacoplan.

Sobi will lead development activities for a Phase 3 trial in CAD, planned to start in 2021.

Hematopoietic Stem Cell Transplantation Thrombotic Microangiopathy

Hematopoietic stem cell transplantation thrombotic microangiopathy, or HSCT-TMA, is rare blood disease that can be a fatal complication of a bone marrow transplant or HSCT. In HSCT-TMA, microscopic blood clots form in small blood vessels, leading to organ damage. The kidneys are commonly affected, although any organ may be involved. HSCT-TMA occurs in up to 40% of HSCT recipients; every year, there are approximately 9,000 allogeneic transplants in the United States and approximately 18,000 in the European Union.  Excessive complement activation is a high-risk feature in patients with HSCT-TMA, and C3 is believed to play a critical role in TMA based on proinflammatory and procoagulant properties of C3a and C3b.

Sobi will lead development activities for a Phase 2 trial in HSCT-TMA, planned to start in 2021.

Pipeline

We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration.  We plan to conduct clinical trials of these compounds in additional complement-dependent indications.  We plan to advance three new product candidates into clinical development by the end of 2022.

APL-9 is a C3 modulator designed to be intravenously administered for acute use.  In May 2020 we initiated a Phase 1/2 randomized, vehicle-controlled clinical trial for APL-9 in 66 patients with respiratory failure including acute respiratory distress syndrome, or ARDS, secondary to COVID-19. We hypothesize that complications of severe COVID-19 infections, including ARDS, are a consequence of complement mediated coagulation and angiopathies.  We expect to report results from this trial in the second quarter of 2021. Additionally, we are developing APL-9 for the prevention of complement immune system activation coincident with AAV vector administration for gene therapies and other indications.  We believe that targeted control of C3 may prevent the C3-mediated immune response attack on AAV particles, yielding three important potential advantages. First, controlling C3 may significantly increase the efficiency of gene therapy delivery by protecting the AAV particles on their journey from the site of administration to the target tissue. This may reduce the amount of particles needed to be used in gene therapies. Second, control of C3 may minimize the formation of anti-AAV neutralizing antibodies that can complicate subsequent retreatment with the same AAV. Finally, by countering the rapid activation of C3 upon administration of AAV particles, control of C3 may prevent inflammatory reactions that can lead to significant organ damage.

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

Collaboration and License Agreement with Sobi

In October 2020, we entered into a Collaboration and License Agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration, or Licensed Products. The agreement does not cover pegcetacoplan or other compstatin analogues or derivatives used for non-systemic ophthalmic administration or APL-9.

Under the agreement, we granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license under certain patent rights and know-how to develop and commercialize Licensed Products in all countries outside of the United States.

We retained the right to commercialize Licensed Products in the United States, and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Under the agreement, we and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, CAD, HSCT-TMA, C3G, IC-MPGN and ALS, or the “Initial Indications”, and any other indications subsequently agreed upon by the parties, for commercialization by or on our behalf in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

The initial development plan sets forth the initial development activities to be conducted by each of us and Sobi, with us bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for paroxysmal nocturnal hemoglobinuria in the European Union and the United Kingdom.

Each party is obligated to use commercially reasonable efforts to complete the development obligations assigned to it in the development plan. We are obligated to use commercially reasonable efforts to obtain regulatory approval from the FDA for a Licensed Product in each of the Initial Indications, to obtain regulatory approval from the EMA for a Licensed Product in PNH and to assist Sobi to obtain other regulatory and reimbursement approvals for Licensed Products outside of the United States. Sobi is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for, and to commercialize, Licensed Products for each of the Initial Indications in specified major markets.

We have agreed to supply to Sobi, pursuant to a supply agreement to be negotiated by the parties, Licensed Products for development and for commercialization outside of the United States in accordance with the agreement. The agreement granted Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

We and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

We have agreed not to, directly or indirectly, alone or with or for any other person or entity, conduct any clinical development or commercialization of APL-9 for any Initial Indication or any other indications subsequently agreed upon by the parties.

Under the terms of the agreement, Sobi paid an upfront payment of $250 million, and agreed to pay us up to an aggregate of $915 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse us for up to $80 million in development costs. We will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the agreement, we remain responsible for its license fee obligations (including royalty obligations) to the Penn and for our payment obligations to SFJ.

Unless earlier terminated, the agreement will expire upon the expiration of the last royalty term for the last Licensed Product outside of the United States. The agreement may be terminated in its entirety by Sobi upon 90 days’ prior written notice at any time after the earlier of (i) October 27, 2022 or (ii) receipt of the first regulatory approval for the first Licensed Product in any of France, Germany, Italy, Spain, or the United Kingdom. Either party may, subject to specified cure periods, terminate the agreement in its entirety in the event of the other party’s uncured material breach. In addition, we may, subject to specified cure periods, terminate the agreement in any of China, Japan, Brazil, or Canada if Sobi materially breaches its obligation to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize a Licensed Product for paroxysmal nocturnal hemoglobinuria and amyotrophic lateral sclerosis in such country. Either party may also terminate the agreement under specified circumstances relating to the other party’s insolvency. We may terminate the agreement in the event Sobi or its specified affiliates or sublicensees challenges the validity, scope or enforceability of the licensed patent rights under specified circumstances.

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

Pegcetacoplan and APL-9 are analogs of the cyclic peptide compstatin, based on technologies that we have developed internally or have exclusively licensed from the Trustees of the University of Pennsylvania, or Penn.

As of December 31, 2020, we own a total of 13 U.S. patents and 31 pending U.S. patent applications, including original filings, continuations and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications. Our patents and patent applications include families of US and foreign patent and patent applications relating, for example, to the composition of matter of certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan. Patents based on these applications would expire between 2036 and 2038. Finally, the filings include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of the assets of Potentia Pharmaceuticals, Inc., or Potentia. These acquired Potentia patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026.

In addition to the technology that we developed internally, we hold exclusive licenses from Penn, including a license agreement with Penn that was assigned to us in connection with our acquisition of the Potentia’s assets in September 2015. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and numerous foreign counterparts, with claims granted or pending in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and that specifically recite the active component. These patents have terms that extend to 2026.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review while the patent is in force. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

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

We granted worldwide rights to use and license the intellectual property that we hold with respect to pegcetacoplan and APL-9 to our wholly owned subsidiaries, APL DEL Holdings, LLC and Apellis Switzerland GmbH.   Our wholly owned subsidiary, Apellis Australia Pty Ltd., holds certain rights to use our intellectual property to manage our clinical trials in Australia and exclusive rights to distribute our product with respect to specific indications within Australia and certain other territories. We granted Sobi an exclusive (subject to certain retained rights), sublicensable license of certain patent rights and know-how to develop and commercialize pegcetacoplan for non-ophthalmological indications in all countries outside of the United States.

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

In January 2021 we made payments of $25,050,000 as sublicenses fee under this agreement with respect to the Sobi collaboration and certain other strategic collaborations.

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

GA. There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences;  GT005, a CFI expression inhibitor being developed by Gyroscope Therapeutics in Phase 2 clinical trials IONIS-FB-L(RX), a complement factor B inhibitor being developed by Genentech/Ionis in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy being developed by Janssen Pharmaceutical (after acquisition from Hemera Biosciences) in Phase 2 clinical trials;  NGM621, a C3 inhibitor being developed by NGM Bio, in Phase 2 clinical trials;  and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Gemini Therapeutics, Genentech, Lineage Cell Therapeutics, Regenerative Patch Technologies, and Stealth BioTherapeutics Inc., or Stealth, which is evaluating elamipretide in a Phase 2b clinical trial in patients with GA.  Alexion has announced plans to initiate Phase 2 trials of danicopan in GA in the second half of 2021.

PNH. The principal competitors for PNH, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion Pharmaceuticals, or Alexion.  Eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.  In December 2020, AstraZeneca announced that it has agreed to acquire Alexion, with closing expected in the third quarter of 2021, pending regulatory approval.

We are aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including nomacopan, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 3 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst Pharmaceuticals, currently in Phase 1/2 clinical trials; zilucoplan, a cyclic peptide C5 inhibitor developed by UCB S.A., currently in Phase 2 clinical trials, crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals, currently in Phase 2 clinical trials; and iptacopan (formerly known as LNP-023), a Factor B inhibitor being developed by Novartis currently in Phase 3 clinical trials, as well as other products in early stages of development, including cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials.   Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 3 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548 in early clinical development.

Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development, and other non-US entities are developing biosimilars for eculizumab in local markets. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

CAD.  There are no currently marketed drug treatments for CAD but treatments in development, include sutimlimab, a C1s monoclonal antibody inhibitor, being developed by Sanofi, has completed Phase 3 clinical trials; and parsaclisib, a PI3K-d inhibitor, being developed by Incyte Corporation, in Phase 2 clinical trials.

C3G. There are no currently marketed drug treatments for C3 glomerulopathy, but treatments in development include narsoplimab (OMS721), a human monoclonal antibody to mannose-binding lectin-associated serine protease-2 (MASP-2) that blocks the lectin pathway, being developed by Omeros Corp., in Phase 2 clinical trials; avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc., in Phase 2 clinical trials; Iptacopan, being developed by Novartis, for C3 glomerulopathy is in Phase 2 clinical trials; and danicopan, being developed by Alexion for C3G, in Phase 2 clinical trials.

ALS. Currently there are four drug treatments approved by the FDA for treatment of ALS or its symptoms, including edaravone marketed as Radicava by Mitsubishi Tanabe Pharma America; riluzole, now generic; thickened riluzole, marketed as Tiglutik by ITF Pharma, and dextromethorphan HBr/quinidine sulfate (marketed as Nuedexta by Avanir Pharmaceuticals.   Various companies are conducting clinical trials for symptoms of, or neurological conditions, related to, ALS, with over 50 molecules currently in development that target a broad array of biology, including at least three other anti-complement therapies: Ultomiris by Alexion, in Phase 3 trials, Zilucoplan by UCB/Ra in Phase 2 clinical trials, and ANX005 by Annexon Biosciences.  Additionally, Amylyx Pharmaceuticals, Inc. recently reported positive results from their Phase 2 study of AMX0035.

HSCT-TMA. Currently there are three treatments in Phase 3 clinical trials:  Ultomiris, developed by Alexion, nomacopan being developed by Akari, and narsoplimab, being developed by Omeros.

ARDS incident to COVID-19.  We are aware of various companies conducting clinical trials for treatments of respiratory conditions secondary to COVID-19, including targeted and broad anti-inflammatory approaches being evaluated in phase 2 and phase 3 trials. We are aware of several anti-complement product candidates currently being developed in respiratory conditions secondary to COVID-19, including two C3 inhibition approaches, some of which are in phase 3 development.

Sales and Marketing

Apellis retains U.S. commercialization rights for systemic pegcetacoplan and worldwide commercial rights for ophthalmological pegcetacoplan. We plan to conduct commercial development for systemic pegcetacoplan within the United States.   We have developed focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. In particular, for PNH we have defined our marketing, disease education, patient support and distribution strategies, identified primary and secondary payers representing a significant percentage of patients with PNH, have built our field market access team, and are building our sales team in preparation for a commercial launch.  Sobi received global co-development and exclusive ex-US commercialization rights for systemic pegcetacoplan and will be responsible for the commercial development for systemic pegcetacoplan outside the United States.

For our ophthalmological pegcetacoplan program and for programs involving compounds other than pegcetacoplan, we plan to develop our own capabilities to commercialize our products worldwide.   We may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications.

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

We have engaged a limited number of third-party manufacturers to provide all of our raw materials, drug substances and finished products for use in clinical trials.  In particular, we have entered into a commercial supply agreement with Bachem Americas, Inc., or Bachem, to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years. Our raw materials, drug substances and finished products have been produced under master service contracts and specific work orders from these manufacturers pursuant to agreements that include specific supply timelines and volume and quality expectations. We choose the third-party manufacturers of the raw materials and drug substances based on the volume required and the regulatory requirements at the relevant stage of development. All lots of drug substances and finished products used in clinical trials are manufactured under current good manufacturing practices. Separate third-party manufacturers are for fill and finish services and for labeling and shipment of the final drug products to the clinical trial sites.

We believe that our manufacturing capabilities are sufficient to supply pegcetacoplan at the scale and with the quality required for our ongoing and planned clinical trials, our commercialization efforts and our collaboration with Sobi   We continuously review our supply chain risk, including with respect to our manufacturing footprint, and update and implement risk mitigation plans.

Commercial Supply Agreement with Bachem

On December 30, 2020, we entered into a commercial supply agreement, or the Bachem Agreement, with Bachem to supply Company with the drug substance for the finished dosage form of pegcetacoplan.

Under the Supply Agreement, we agreed to purchase from Bachem a significant portion of our requirements for the drug substance during the term of the agreement, and to purchase all of our requirements for drug substance for commercial sale, subject to certain exceptions, for a period after the effective date of the agreement.

Unless earlier terminated, the initial term of the Bachem Agreement continues for five years, or the Initial Term. Thereafter, the Bachem Agreement will automatically renew for an additional two-year term. At least 24 months prior to the end of the Initial Term, Bachem will notify us in writing if it is willing to continue to manufacture and supply the drug substance following the end of the Initial Term. For a period of 12 months after receipt of such notice, we have the right to negotiate pricing terms that would apply during the renewal term, which upon agreement will be finalized in an amendment to the Bachem Agreement. We may terminate the Bachem Agreement in the event any required license, permit or certificate of Bachem related to the manufacturing facility or the drug substance is not approved or issued (or is withdrawn) by the relevant governmental authority. Additionally, each party may terminate the Bachem Agreement upon an uncured material breach of the Bachem Agreement by the other party or upon the other party’s insolvency or bankruptcy.

The Bachem Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality, storage, handling and transport, intellectual property, confidentiality and indemnification.

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

•	preparation and submission to the FDA of a NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. This requirement applies upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Pediatric Studies

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. There is limited experience with accelerated approvals by the FDA based on intermediate clinical endpoints. However, the FDA has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, the FDA’s regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementation regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulates the distribution of and tracing of prescription drugs and prescription drug samples at the federal level and sets minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

Pediatric Exclusivity

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

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

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

In April 2014, the European Union adopted a new Clinical Trials Regulation, (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 E.U. member states without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting E.U. member state (RMS) through a European Union Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single E.U. member state or in more than one E.U. member state.

The Regulation was published on June 16, 2014 but has not yet become effective.  In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system.  The EMA has indicated that the system will go live in December 2021.

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

Pediatric Studies in the EU

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

Pediatric Exclusivity in the EU

If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom (U.K.) voted in favor of leaving the European Union (commonly referred to as “Brexit”). Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom, as the United Kingdom legislation now has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic, health outcome studies in order to demonstrate the medical necessity, quality of life benefits, and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective in light of cost-benefit analysis. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct studies that compare the cost effectiveness of our product candidates or products to other available therapies. The conduct of such studies could be expensive and result in delays in our commercialization efforts.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies in order to obtain reimbursement. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits and issue guidance to prescribers. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, reference pricing and cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, the Trump Administration issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

As of December 31, 2020, we had 374 full-time or part-time employees, including 5 employees with M.D./Ph.D. degrees, 7 employees with an M.D. degree and 43 employees with Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

We recognize that attracting, motivating and retaining talented employees is vital to our success. We value the health and wellness of our employees and their families. It is our goal to deliver innovative programs that provide choice, quality, and value. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We offer a comprehensive benefits program that provides resources to help employees manage their health, finances, and life outside of work.

Corporate Information

Our principal executive office is located at 100 Fifth Avenue, Waltham, Massachusetts and our telephone number is 617-977-5700. Prior to December 31, 2019, our principal executive office was located in Crestwood, Kentucky.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $344.9 million, $304.7 million and $127.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $926.3 million. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct clinical trials with our lead product candidate, pegcetacoplan, and APL-9;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•	seek to identify and develop additional product candidates for complement-dependent diseases;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization;

•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

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

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will need substantial additional funding to allow us to support both the systemic and ophthalmological programs through commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2020, 2019 and 2018, we used net cash of $160.5 million, $211.1 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2020, our cash, cash equivalents and marketable securities were $877.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for, seek marketing approval for and prepare for commercialization of, our product candidates. In addition, if we obtain marketing approval for pegcetacoplan or any of our other product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, particularly if we commercialize the ophthalmological program outside the United States without a collaborator or if we fail to establish substantial commercial sales of systemic pegcetacoplan. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We will be required to expend significant funds in order to advance the development of pegcetacoplan in multiple disease areas, as well as other product candidates we may seek to develop. In addition to our collaboration agreement with Sobi, we may seek one or more additional collaborators for future development of our product candidates for one or more indications. However, we may not be able to enter into an additional collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds other than Sobi’s reimbursement obligations under the collaboration agreement. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities, along with the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities will be sufficient to allow us to complete the DERBY and OAKS clinical trials, we do not believe they will be sufficient to allow us to support both the systemic and ophthalmological pegcetacoplan programs through commercial launch. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

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

•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of clinical trials and of seeking regulatory approvals of pegcetacoplan and other product candidates we may pursue;
•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of pegcetacoplan and other product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	the effect of the COVID-19 pandemic on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	our ability to obtain adequate reimbursement for any product we commercialize; and
•	the costs of operating as a public company.

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for paroxysmal nocturnal hemoglobinuria, or PNH, we will pay to SFJ an initial payment of up to $5.0 million (or up to a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. In September 2020, we submitted an NDA, to the FDA and a marketing approval authorization, or MAA, to the EMA for pegcetacoplan for the treatment of PNH. Additionally, we granted a security interest in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

In January 2021, we closed privately negotiated exchanges with holders of our outstanding convertible notes issued in September 2019, or the 2019 Convertible Notes, under which we issued approximately 3.9 million shares of common stock in exchange for approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes.  The effective price per share of the common stock issued in the exchange transactions was lower than the trading price of the Company’s common stock on the Nasdaq market at the time of settlement of the exchanges. We may in the future exchange additional principal amount of our Convertible Notes and the effective price per share of the common stock may be lower than the trading price at such time.

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

We submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020. If we receive regulatory approval for the use of pegcetacoplan as a treatment for PNH, we will be required to make substantial payments to SFJ pursuant to our development funding agreement. In addition, if the agreement is terminated prior to obtaining regulatory approval for the treatment of PNH, under specified circumstances, we also will be required to make substantial payments to SFJ. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

We incurred an aggregate of $520.0 million of indebtedness as a result of the issuance of convertible notes in September 2019 and May 2020, or the Convertible Notes, of which an aggregate of approximately $393.9 million is outstanding and held by third parties as of the date of this Annual Report on Form 10-K.  We issued approximately 3.9 million shares of our common stock in exchange for approximately $126.1 million of 2019 Convertible Notes in January 2021. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) to reduce complexity in applying GAAP to certain financial instruments with characteristics of liability and equity.  The Company early adopted this statement effective January 1, 2021.  The impact of the adoption of the statement is to increase debt and decrease equity by the amount of the equity component of convertible notes recognized in equity and to decrease the interest expense by the non-cash portion of the discount amortization.  Adoption of this statement or other changes to the current accounting standards related to the Convertible Notes could decrease our weighted average basic earnings per share or other financial metrics, but we do not believe that the adoption of this statement will have a materially adverse impact upon our financial statements.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

There are no approved therapies that act by inhibiting C3, and we may not be able to successfully develop and commercialize pegcetacoplan or other product candidates.

Pegcetacoplan is a novel therapeutic compound and its potential benefit in controlling complement-dependent autoimmune and inflammatory diseases has not been established. Pegcetacoplan is designed to control disease through inhibition of C3. There are no approved therapies for our target indications that act by inhibiting C3 and only two approved therapies that act by inhibiting the complement system. As a result, pegcetacoplan may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet obtained marketing approval of any product candidate. We have evaluated pegcetacoplan in preclinical studies and in clinical trials and have advanced pegcetacoplan into Phase 3 clinical development in geographic atrophy, or GA, and PNH.  We have submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in

September 2020, but we have not obtained regulatory approval to sell pegcetacoplan, APL-9 or any product based on our therapeutic approaches.

If we are unsuccessful in our development efforts, we may not be able to advance the development of pegcetacoplan or any other product candidate, commercialize products, raise capital, expand our business or continue our operations.

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic may adversely impact economies worldwide, which could result in adverse effects on our business and operations and ability to raise capital.

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

A small number of employees of our company, including our chief executive officer, have indicated that they were diagnosed with COVID-19. These employees, including our chief executive officer, have subsequently recovered. We have re-opened our facilities on a limited basis with strict guidelines, but most of our employees continue to work remotely.

We have enrolled, and seek to enroll, patients in our ongoing clinical trials at sites located both in the United States and internationally. We may face difficulties recruiting and retaining patients in our ongoing clinical trials because of logistical effects arising from the pandemic, including increased difficulty for patients and health care providers to travel to or access clinical sites. If patients enrolled in our clinical trials are unable or unwilling to visit clinical trial sites, the data generated by the trials and the timing of completion of our clinical trials may be adversely affected particularly in clinical trials like DERBY and OAKS where patients are expected to travel to clinical sites on a monthly basis over an extended period of time. We may also face disruptions related to the ability to obtain necessary regulatory, institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. In particular, site initiation, participant recruitment and enrollment, participant dosing, availability of drug product or clinical and laboratory supplies, distribution of clinical trial materials, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. The potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

Treatment with complement inhibitors, like pegcetacoplan and APL-9, has immunosuppressive effects. Elderly patients or patients with significantly compromised health, such as those in our clinical trials, could be more susceptible to infections and other complications as a result of treatment with complement inhibitors. The COVID-19 pandemic could lead to delayed enrollment in our trials, more frequent missed visits from ongoing trials and more frequent or severe adverse events during our trials.

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

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and in obtaining regulatory approvals due to measures intended to limit in-person interactions which could adversely impact the ability of regulatory authorities to take all steps needed to grant regulatory approval and could cause regulatory authorities to defer action on our regulatory submissions, including limitations or delays of inspections of facilities by regulatory authorities, which may impact approval timelines.

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

We are dependent on the successful development and commercialization of our lead product candidate, pegcetacoplan. If we are unable to develop, obtain marketing approval for or successfully commercialize pegcetacoplan, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of pegcetacoplan. We submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020. The FDA accepted the NDA and set the PDUFA target action date for May 14, 2021.  The EMA validated the MAA in October 2020, with the potential for a European Commission decision on the MAA in the second half of 2021. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. Our prospects are substantially dependent on our ability, or that of Sobi or any future collaborator, to develop, obtain marketing approval for and successfully commercialize pegcetacoplan in one or more disease indications. All of our other product candidates are in early stages of clinical development.

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

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to develop, receive marketing approval for and successfully commercialize pegcetacoplan on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. Prior to September 2020, we had not previously submitted or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates. In September 2020, we submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH.  We may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

In October 2018, we announced that we voluntarily implemented a pause in dosing in our Phase 3 clinical program in patients with GA due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan ophthalmological drug product. We also voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD, which we subsequently discontinued. A total of eight patients, four in the Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in all eight patients completely resolved. We modified our manufacturing process in order to eliminate an impurity in the active pharmaceutical ingredient and have manufactured sufficient supply of pegcetacoplan utilizing the modified manufacturing process to conduct the Phase 3 GA program. In March 2019, we restarted enrollment of our Phase 3 clinical program in GA, and we announced that we completed enrollment in July 2020.

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

Under our collaboration with Sobi, we are relying on Sobi to conduct certain clinical trials of pegcetacoplan and seek regulatory approval for pegcetacoplan outside the United States.  If Sobi or any future collaborator are unable to successfully complete clinical trials of our product candidates and obtain regulatory approvals on a timely basis, or at all, our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties may be materially impaired.

In addition, investigators for our clinical trials and other service providers may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services, including equity awards and option grants, and may have other financial interests in our company. We are required to collect and provide financial disclosure notifications or certifications for our clinical investigators to the FDA. If the FDA concludes that a financial relationship between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the trial, the FDA may question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our current and future product candidates.

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

In our Phase 2 trial of pegcetacoplan in patients with GA, the most frequently reported adverse events were associated with the injection procedure in the study eye. These adverse events included two cases of confirmed endophthalmitis, which is inflammation in the eye typically caused by infection, and one case of presumed endophthalmitis where the culture tested negative for bacterial growth. In addition, during the 12-month treatment period and the subsequent six-month period during which no treatment was administered, we observed a higher incidence of new onset exudation, or fluid leakage in the retinas of eyes in which exudation had not previously been reported, in the study eyes treated with pegcetacoplan, predominantly in patients with a history of wet AMD in the non-study eye, or fellow eye. Specifically, we observed that, after the 12-month treatment period and the six-month monitoring period, 21% of patients who received administration of pegcetacoplan every month and 9% of patients who received administration of pegcetacoplan every other month showed new onset exudation in the study eye as compared to 1% of the sham group. As we continue development of pegcetacoplan for GA, if a significant number of patients develop new onset exudation, then we may need to limit development of ophthalmological pegcetacoplan to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

In our Phase 3 clinical trial of pegcetacoplan in patients with GA and our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, several patients treated from a single manufacturing lot of pegcetacoplan ophthalmological drug product experienced non-infectious inflammation. A total of eight patients, four in our Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with this pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in these patients has completely resolved.

In our Phase 3 PEGASUS trial, the safety profile observed in the pegcetacoplan was comparable to the safety profile observed in the eculizumab arm and consistent with previously reported data.   After the 48-week study period, twenty-four of 80 pegcetacoplan monotherapy-treated patients (30%) experienced a serious adverse event (SAE).  Five of the SAEs (6%) were assessed to be possibly related to study treatment. No cases of meningitis were reported. One death was reported due to COVID-19 and was unrelated to study treatment. The most common adverse events (AEs) reported throughout the study were injection site reactions (36%), hemolysis (24%), and diarrhea (21%). Twelve out of 80 patients (15%) discontinued due to adverse events, with five discontinuations due to hemolysis. Sixty-four of the 67 patients (96%) who completed the open-label period opted to enter the extension study.

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

Should the COVID-19 pandemic persist, our clinical development plans could be affected, and we may be unable to conduct our clinical trials in the manner or on the timelines that we currently anticipate. Clinical trial participants and clinical investigators may not be able to comply with clinical trial protocols, if for example quarantines or other travel limitations impede participant movement, affect sponsor access to study sites, or interrupt healthcare services. The COVID-19 pandemic could lead to delayed enrollment in our trials, more frequent missed appointments and withdrawals from ongoing trials and more frequent or severe adverse events during our trials.

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

Many of the indications for which we are developing product candidates are rare diseases with small patient populations, and many of those patients are treated with other therapies or products. Further, there are only a limited number of specialist physicians that regularly treat patients with these rare diseases and major clinical centers that support such treatment are concentrated in a few geographic regions. In addition, other companies are conducting clinical trials and have announced plans for future clinical trials that are seeking, or are likely to seek, to enroll patients with these rare diseases and patients are generally only able to enroll in a single trial at a time. Both patients and their physicians may be reluctant to forgo, discontinue or otherwise alter existing, approved life-saving therapeutic approaches. Given the severe and life-threatening nature of these indications and the expectation that many patients will be on treatment with other therapies or products, we may encounter difficulty in recruiting a sufficient number of patients for our trials including in particular our planned clinical trials. The small population of patients, competition for these patients, the nature of the disease and limited trial sites may make it difficult for us to enroll enough patients to complete our clinical trials of pegcetacoplan in a timely and cost-effective manner. These difficulties may be exacerbated as a result of the ongoing COVID-19 pandemic.

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

Some of the data we present on the use of pegcetacoplan for the treatment of GA is drawn from post hoc analyses of data subsets from our Phase 2 clinical trial. While we believe these data were useful in informing the design of future Phase 3 clinical trials for pegcetacoplan, post hoc analyses performed after unmasking trial results can result in the introduction of bias and may not be predictive of success in Phase 3 clinical trials.

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

The COVID-19 pandemic may be effectively contained before we can successfully develop APL-9 as a treatment for these COVID-19 patients and we may not be able to recoup our financial investment in the trial through sales of APL-9. For example, since

December 2020, the FDA has issued the first emergency use authorizations for COVID-19 vaccines developed by Pfizer and BioNTech and Moderna.  Additional vaccines may be approved in 2021. The vaccines are being distributed and may be available in sufficient quantities to contain the spread of the SARS-CoV-2 virus before we are able to obtain marketing approval of APL-9 for the treatment of COVID-19. Our commitment of financial resources and personnel to the development of APL-9 for the treatment of these patients may cause delays in or otherwise negatively impact our other development programs and research and discovery efforts with our other product candidates. Various government entities and private foundations are offering incentives, grants and contracts to encourage additional investment into treatments for patients with COVID-19. Such funding may have the effect of increasing the number of competitors and/or providing advantages to competitors working on treatments for COVID-19.

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

We have never obtained marketing approval for a product candidate. We submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020. The FDA may not approve our NDA and the EMA may not approve or EMA for pegcetacoplan for the treatment of PNH. Although the FDA set the PDUFA target action date and the EMA validated the MAA in Europe, it is possible that the FDA or EMA may refuse to accept for substantive review any NDAs or MAAs that we submit for our product candidates.  In addition, the FDA and EMA or may conclude after review of our data that our application is insufficient to obtain marketing approval of pegcetacoplan. If the FDA or EMA does not accept or approve our NDA or MAA for pegcetacoplan, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other required trials or studies, approval of any NDA, MAA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our NDAs or MAAs.

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

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing pegcetacoplan in the United States or EU, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, either to pegcetacoplan or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for pegcetacoplan or such future product candidates, which could significantly harm our business.

Even if pegcetacoplan or one of our other product candidates that we develop receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

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

Any of these events could harm our business and operations and could negatively impact our stock price.

Even if pegcetacoplan or one of our other product candidates that we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if pegcetacoplan or one of our other product candidates that we develop is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. Eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris) are the only therapies that have been approved for the treatment of PNH, and even if we are able to obtain marketing approval of pegcetacoplan for the treatment of PNH, we may not be able to successfully convince physicians or patients to switch from eculizumab or ravulizumab to pegcetacoplan. This may be particularly true with respect to eculizumab as many in the medical community believe that patients with PNH on eculizumab may experience sudden and excessive blood cell lysis, or rupture, leading to anemia, blood clots and other medical problems, when they stop receiving eculizumab. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If pegcetacoplan or any of our other product candidates that we develop is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of pegcetacoplan or our other product candidates that we develop, if approved for commercial sale, will depend on a number of factors, including:

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

In addition, the potential market opportunity for pegcetacoplan in any indication is difficult to precisely estimate. Our estimates of the potential market opportunity for pegcetacoplan include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. However, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for pegcetacoplan could be smaller than our estimates of potential market opportunity. If the actual market for pegcetacoplan is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

We are currently developing sales, marketing and distribution infrastructure in the United States to support commercialization of systemic pegcetacoplan for the treatment of PNH and worldwide infrastructure for our other product candidates, including pegcetacoplan as a treatment for GA.

We are building focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications such as PNH are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

The development and commercialization of new products is highly competitive, as described in “Competition,” above. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or our collaborators, may seek to develop or commercialize in the future, including from therapies that act through the complement system and therapies that use different approaches.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of an ANDA in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

The commercial potential of our products depends in part on reimbursement by government health administration authorities, private health insurers and other organizations. If we, or any collaborator that is commercializing our product candidates such as Sobi are unable to obtain coverage or reimbursement for our products, as monotherapy or in combination with other therapies, including possible combinations with eculizumab or ravulizumab, at the levels anticipated, our financial condition could be harmed. Additionally, if new compounds currently in development by potential competitors, including biosimilars of eculizumab or ravulizumab, obtain marketing approval, there may be downward pressure on reimbursement levels for therapies in our target disease areas, which could have a negative impact on our ability to achieve and maintain profitability.

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

We contract with third parties for the manufacture, storage and distribution of our product candidates for clinical trials and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of pegcetacoplan or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities, and a relatively small number of personnel with manufacturing experience who can oversee the manufacturing process. We rely on contract manufacturers to manufacture, store and distribute both drug substance and drug product required for our clinical trials. We plan to continue to rely upon contract manufacturers, and, potentially collaboration partners, to manufacture commercial quantities of our products, if approved. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms, or to maintain such agreements as we may enter. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials.  In particular, we have entered into a commercial supply agreement with Bachem Americas, Inc., or Bachem, to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years.  We have also entered into long-term commercial supply agreements with other suppliers of raw materials, drug substance and drug product. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for pegcetacoplan that resulted in delays in the supply of pegcetacoplan. These delays resulted in us incurring additional costs and delays in our PNH development program. Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our clinical trials in patients with GA and wet AMD due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan ophthalmological drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. If we experience other issues or delays in the future, our development of pegcetacoplan may be materially delayed and our business adversely affected.

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

We are developing a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we plan to use one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials and for our commercial launch of pegcetacoplan as a treatment for PNH. The development of a custom drug delivery system may be delayed, or we may not be successful in developing a custom drug delivery system and may need to continue to rely on commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may harm our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our prospects for the development and commercialization of our product candidates will depend in significant part on the success of our collaboration with Sobi and future collaborations.

We have entered into a collaboration with Sobi for the global co-development and commercialization outside of the United States of systemic pegcetacoplan and we may seek to enter into additional collaborations for the development and commercialization of certain of our product candidates. We may have limited control over the amount and timing of resources that our collaborators, including Sobi, will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

For example, our agreement with Sobi is subject to early termination in the event of any uncured material breach of the agreement or under specific circumstances relating to insolvency. If we do not maintain a productive collaborative relationship with Sobi or if Sobi is unable to meet its contractual obligations or if there is an early termination of the agreement as described above, we would be forced to either establish a commercial infrastructure outside of the United States so that we could undertake the commercialization efforts which had been theretofore undertaken by Sobi or we would need to seek an alternative collaborator. The establishment of a commercial infrastructure and assumption by us of commercialization activities outside of the United States would require substantial resources, financial and otherwise, and could result in us incurring greater expenses than the increase in revenues from our direct sales of systemic pegcetacoplan. It could also cause a delay in market penetration while we expand our commercial operations. Seeking and obtaining an alternative collaborator outside the United States could also adversely impact sales of systemic pegcetacoplan and market penetration outside of the United States.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our patents or applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable or find that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

Some of our in-licensed intellectual property with respect to our product candidates has been funded in part by the U.S. government and, therefore, would be subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act. The “march-in” provisions of the Bayh-Dole Act allow, the U.S. government under strictly limited circumstances to require the patent owners to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government-funded program. The U.S. government can exercise its march-in rights if it determines that action is necessary because the patent owner fails to achieve practical application of the new invention or because action is necessary to alleviate health concerns or address the safety needs of the public. Intellectual property discovered under the government-funded program is also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Penn has requested a waiver of the U.S. manufacturing requirement, but there can be no assurance that such waiver will be granted.

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

Agreements through which we license patent rights may not give us sufficient rights to permit us to pursue enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents (or control of enforcement or defense) of such patent rights in all relevant jurisdictions as requirements may vary. For instance, under the Sobi collaboration, we retain the primary right to prosecute and defend its patent and other intellectual property rights, but Sobi has the primary right to enforce such rights against competitive infringement outside the United States.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure, non-competition and non-solicitation agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining approvals for the commercialization of pegcetacoplan or any of our product candidates that we develop. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize pegcetacoplan or any other product candidate that we develop.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. In September 2020, we submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

Under our agreement with Sobi, Sobi is responsible for seeking regulatory approval outside the United States for systemic pegcetacoplan. A delay in obtaining or failure to obtain required approvals and clearances could negatively impact our ability or that of our collaborators, including Sobi, to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell pegcetacoplan or any of our other products in the European Union and other foreign jurisdictions, we, and our collaborators, such as Sobi, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and our collaborators, such as Sobi, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020.  On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, the Trump Administration issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing the Trump Administration’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations  and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In countries outside of the United States, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our executive team and to attract, retain and motivate qualified personnel.

We are highly dependent on the pharmaceutical research and development and business development expertise of our executive team, including Cedric Francois, M.D., Ph.D., our President and Chief Executive Officer, and Pascal Deschatelets, Ph.D., our Chief Scientific Officer. The members of our executive team are employed “at will,” meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. In the future, we may be dependent on other members of our management, scientific and development team.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2020, the number of our employees increased from 235 on December 31, 2019 to 374 on December 31, 2020. We expect the number of employees to continue to increase significantly in 2021. Our principal office is located in Massachusetts and we maintain additional offices in California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

We temporarily closed our facilities in March 2020 in response to the COVID-19 pandemic.  We have since re-opened our physical facilities on a limited basis, subject to compliance with strict safety guidelines, but most of our employees continue to work remotely. In the event of a renewal of shelter-in-place orders or and mandated local travel restrictions, our employees conducting research and development activities may not be able to access our facilities and our activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, it is possible that over the long term our operational efficiency may be decreased if our employees and third-party collaborators are unable to meet and work in the same physical location.

Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators and contract research organizations may engage in fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, to provide accurate information to the FDA or comparable non-U.S. regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities, to report financial information or data accurately or to disclose unauthorized activities to us. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. These risks may be particularly acute given the rapid growth in the size of our company. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	the timing and results of clinical trials of pegcetacoplan and any other product candidates;
•	regulatory developments with respect to pegcetacoplan, including with respect to our efforts to obtain approval with respect to our NDA and MAA related to pegcetacoplan for the treatment of PNH;
•	the success of existing or new competitive products or technologies;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	short positions, hedging or other transactions in our securities in connection with our Convertible Notes;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote, a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2020, we had options to purchase an aggregate of 11,735,783 shares of our common stock outstanding, of which options to purchase 6,061,850 shares were vested and 502,373 outstanding unvested restricted stock units that upon vesting would result in the issuance of 502,373 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,098,982 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Changes in tax laws or in their interpretation could adversely affect our business and financial condition.

Recent changes in tax law could adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020.  COVID relief provisions were also included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020.  The FFCR Act, the CARES Act, and the CAA contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years.  The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation on the tax deductibility of net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition.  Congress may enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company.  In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, or the CAA.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had both federal and state net operating loss carryforwards of $358.2 million and $405.0 million, respectively, and federal and state research and development tax credit carryforwards of $34.2 million and $6.5 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $276.9 million may be carried forward indefinitely.  The remaining net operating loss and research and development tax credit carryforwards will begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the CARES act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 14, “Income Taxes,” of our Financial Statements for additional information related to our accounting for income taxes.

Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, and tax laws to which we are subject could change in a manner adverse to us.

We operate through various subsidiaries in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. Our transfer pricing arrangements are not generally binding on applicable tax authorities. The price charged for products, services, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest, and/or penalties. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax or accounting position may adversely affect our reported financial results or the way we conduct our business.

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

As of February 22, 2021, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 24.5% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 15.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities consist of office space of approximately 77,818 square feet in Waltham, Massachusetts under a lease that expires in December 2026, office space of approximately 9,478 square feet in San Francisco, California under a lease that expires in April 2024; office space of approximately 938 square meters in Zug, Switzerland under a lease that expires in July 2025; lab space of approximately 9,704 square feet in Watertown, Massachusetts under a lease that expires in August 2027; and office space of approximately 241 square meters in Melbourne, Australia under a lease that expires in January 2024.  Our lease for 7,125 square feet of office space in Crestwood, Kentucky terminated in January 2021.

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

 Holders of Record

As of February 22, 2021, we had 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below compares the cumulative total stockholder return on our common stock between November 9, 2017 (the first date that shares of our common stock were publicly traded) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on November 9, 2017 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock with the exception of November 9, 2017, which is the opening price based on initial trading of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Item 6. Selected Financial Data.

The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data at December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report. We have derived the consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited financial statements not included in this Annual Report on Form 10‑K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the related notes included elsewhere in this report.

(In thousands (except per share data))	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue:
Licensing revenue	$250,494	$—	$—	$—	$—
Collaboration revenue	152	—	—	—	—
Total revenue:	250,646	—	—	—	—
Operating expenses:
Research and development (1)	$299,921	$220,969	$105,286	$40,304	$22,978
License expense (2)	25,050	—	—	—	—
General and administrative (1)	139,401	67,046	22,639	10,463	4,304
Total operating expenses	464,372	288,015	127,925	50,767	27,282
Net operating loss	(213,726)	(288,015)	(127,925)	(50,767)	(27,282)
Loss on extinguishment of debt	—	(1,501)	—	—	—
Loss from remeasurement of development derivative liability	(103,029)	(14,839)	—	—	—
Interest income	4,164	5,108	2,961	278	135
Interest expense (3)	(29,937)	(5,285)	(2,513)	(375)	—
Other income (expense), net	(501)	(175)	(25)	(142)	22
Net loss before taxes	(343,029)	(304,707)	(127,502)	(51,006)	(27,125)
Income tax expense	1,845	—	—	—	—
Net loss	(344,874)	(304,707)	(127,502)	(51,006)	(27,125)
Net loss per common share, basic and diluted (4)	$(4.59)	$(4.90)	$(2.34)	$(3.68)	$(3.22)
Weighted-average number of common shares used in net loss per common share, basic and diluted	75,163	62,229	54,396	13,871	8,428

(1)	Includes share-based compensation as follows:
(In thousands)	Year Ended December 31,
	2020	2019	2018	2017	2016
Research and development	$21,381	$10,683	$3,559	$2,679	$378
General and administrative	23,995	10,461	4,174	2,740	701
Total share-based compensation expense	$45,376	$21,144	$7,733	$5,419	$1,079
(2)	License expense paid to Penn primarily due to revenue received from the Sobi transaction
(3)

Includes amortization of debt discount associated with term loan facility, promissory note due to the issuance of warrants and convertible senior notes.  See Note 6 to our audited consolidated financial statements included elsewhere in this report.

(4)

See Note 15 in the notes to our audited consolidated financial statements appearing at the end of this document for a description of the method used to calculate basic and diluted net loss per common share.

	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$565,779	$351,985	$176,268	$175,644	$24,863
Working capital	788,865	307,342	185,415	175,461	23,730
Total assets	960,569	389,245	203,534	182,131	27,433
Term loan facility	—	—	20,389	19,807	—
Promissory note	—	—	6,655	6,583	—
Convertible senior notes	358,830	142,567	—	—	—
Development derivative liability	257,868	134,839	—	—	—
Total liabilities	756,012	355,016	42,561	33,188	3,639
Convertible preferred stock	—	—	—	—	92,055
Accumulated deficit	(926,347)	(581,473)	(276,766)	(149,264)	(98,258)
Total stockholders' equity	204,557	34,229	160,973	148,943	23,794

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

We have the most advanced clinical programs targeting C3 with Phase 3 clinical trials of our lead product candidate, pegcetacoplan, in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. Pegcetacoplan has already shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; paroxysmal nocturnal hemoglobinuria, or PNH; cold agglutinin disease, or CAD; and C3 glomerulopathy, or C3G. We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration and plan to conduct clinical trials of these compounds in additional complement-dependent indications.

In October 2020, we entered into a collaboration and license agreement, or the collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi.  Under the collaboration agreement, we agreed to co-develop pegcetacoplan for systemic indications, including PNH, CAD and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology; C3G and immune complex membranoproliferative glomerulonephritis, or IC-MPGN in nephrology; and amyotrophic lateral sclerosis, or ALS in neurology.  Sobi has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan.  We retain commercialization rights for systemic pegcetacoplan in the United States and worldwide commercial rights for ophthalmological pegcetacoplan, which includes our GA program in addition to worldwide commercialization rights for APL-9 and other novel compounds targeting C3.

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018. We refer to these trials as the DERBY and OAKS trials. Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021.  In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months.  Additionally, data released in October 2020 from a post hoc analysis of seven patients in our Phase 1b trial of pegcetacoplan in patients with advanced GA and low vision demonstrated a trend in reduced lesion growth in eyes treated with pegcetacoplan versus untreated fellow eyes after 18 months of treatment.

Systemic Pegcetacoplan.  We are developing pegcetacoplan for systemic administration in several indications, including PNH, C3G, IC-MPGN, ALS, CAD and HSCT-TMA.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia, specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL, while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab, with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001), and promising results in key secondary endpoints. Additional data from the PEGASUS trial presented in June 2020 and December 2020 demonstrated increased hemoglobin levels, reduced transfusion requirements and improved key markers of hemolysis across the patient population, both in patients with high transfusion requirements and in patients with low or no transfusion requirements, which improvements were sustained through 48 weeks of treatment.  In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to that of eculizumab.

In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with eculizumab within three months before entering the trial. This trial is fully enrolled and we intend to present top-line data in the second quarter of 2021. We refer to this trial as the PRINCE trial.

We submitted an NDA to the FDA, and an MAA to the EMA, for pegcetacoplan for the treatment of PNH in September 2020. The FDA accepted the NDA and set the Prescription Drug User Fee Act, or PDUFA, target action date for May 14, 2021.  The EMA validated the MAA in October 2020, with the potential for a European Commission decision on the MAA in the second half of 2021.

C3G/IC-MPGN. We have initiated and will continue to lead our registrational program in C3G / IC-MPGN.  We initiated the Phase 2 NOBLE trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN in October 2020. We expect to dose the first patient in the NOBLE trial in the first half of 2021. We also plan to begin a Phase 3 clinical trial in patients with native kidney or post-transplant recurrence of C3G or IC-MPGN, having reduction of proteinuria as its primary endpoint, in the second half of 2021.

ALS.  We have initiated a randomized, placebo-controlled Phase 2 clinical trial of pegcetacoplan in approximately 200 adults with sporadic ALS.  We refer to this trial as the MERIDIAN trial.  We treated the first patient in MERIDIAN in November 2020 and expect to complete enrollment in MERIDIAN in the second half of 2021.

CAD and HSCT-TMA. Sobi will lead development activities for a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA, both planned to begin in 2021.  In our Phase 2 clinical trial of pegcetacoplan in patients with CAD, patients achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels compared to baseline.

Pipeline.  We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration.  We plan to conduct clinical trials of these compounds in additional complement-dependent indications. APL-9 is a C3 modulator designed to be intravenously administered for acute use.  In May 2020 we initiated a Phase 1/2 randomized, placebo-controlled clinical trial for APL-9 in 66 patients with respiratory failure including acute respiratory distress syndrome (ARDS) secondary to COVID-19. We expect to report results from this trial in the second quarter of 2021. We are also developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications.  We plan to advance three new product candidates into clinical development by the end of 2022.

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

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from the private offerings of Convertible Notes, a $250.0 million upfront payment and a $25.0 million as a development reimbursement payment from Sobi each pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $126.1 million of aggregate principal amount of 2019 Convertible Notes for shares of our common stock in January 2021.

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $344.9 million, $304.7 million and $127.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $926.3 million. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and APL-9; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $877.6 million. We believe that our cash and cash equivalents and marketable securities as of December 31, 2020, will be sufficient to enable us to fund our current operations at least into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

We temporarily closed our facilities in March 2020 in respect to the COVID-19 pandemic. We have since reopened our facilities on a limited basis, subject to compliance with strict safety guidelines, but most of our employees continue to work remotely. We do not believe that the COVID-19 pandemic has had a significant impact upon our operations, including our ongoing clinical trials and the manufacture and supply of our product candidates.

SFJ Agreement

On February 28, 2019, we entered into a development funding agreement, which we refer to as the SFJ agreement, with SFJ Pharmaceuticals Group, or SFJ, under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement and agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for pegcetacoplan in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations.

On June 7, 2019, we amended the SFJ agreement, which we refer to as the SFJ amendment. Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to us to support the development of pegcetacoplan for the treatment of patients with PNH.

On June 27, 2019, we received $40.0 million from SFJ, consisting of $20.0 million as the first installment of the additional $60.0 million upon the achievement of a milestone and the $20.0 million payable under the SFJ amendment.

In September 2019, we received $20.0 million from SFJ, as the second installment of the additional $60.0 million due to the achievement of a milestone and in January 2020 received the remaining $20.0 million installment of the additional $60.0 million upon the announcement of the results of the PEGASUS phase 3 trial.

Convertible Notes

In September 2019, we issued and sold $220.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, or the 2019 Convertible Notes, in a private offering. The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable. We used $28.4 million of the net proceeds from the offering to pay the cost of the capped call transactions in September 2019 described below.

In May 2020, we issued and sold an additional $300.0 million aggregate principal amount of 3.5% convertible senior notes due 2026, or the 2020 Convertible Notes, in a private offering. The aggregate purchase price of the 2020 Convertible Notes was $328.9 million, which amount included accrued interest from March 15, 2020 to, but not including, May 12, 2020. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the initial purchasers’ discounts and commissions and offering expenses payable by us. We used $43.1 million of the net proceeds from the offering to pay the cost of the capped call transactions in May 2020 described below. The 2020 Convertible Notes were issued as additional notes under the Indenture and form a single series with, and have the same terms as, the 2019 Convertible Notes, but have a different issue date, issue price, CUSIP number and different restrictions on transfer. We refer to the 2019 Convertible Notes and the 2020 Convertible Notes together as the Convertible Notes.

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

Subsequent to year end, on January 6, 2021, we entered into separate, privately negotiated exchange agreements with certain holders of our 2019 Convertible Notes.  Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of our common stock. The exchange transactions closed in January 2021.

Capped Call Transactions

In September 2019 and May 2020, concurrently with the pricing of the 2019 Convertible Notes and 2020 Convertible Notes, respectively, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625, the conversion price of the Convertible Notes, and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi.  We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ Pharmaceuticals.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales.  If we are able to obtain regulatory approval for pegcetacoplan for the treatment of PNH in the United States, we will expect to generate revenue from the sale of products within the next twelve months.

Licensing and Collaboration Revenue

We enter into licensing agreements from time to time in which we receive upfront payments, milestone payments and royalties. In 2020 we entered into a collaboration agreement with Sobi for the development and commercialization of systemic pegcetacoplan, described below, and two license agreements with third parties to use APL-9 in certain research projects.

We analyze our license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Considerations to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customers guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and on a separate line item from revenue recognized from contracts with customers, if any, in our consolidated statements of operations.

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

Pursuant to ASC 606, we recorded the $250.0 million non-refundable upfront payment in revenue as the payment was associated with the transfer of the good or services in the form of the license to Sobi.  The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606.  As ASC 808 does not include recognition guidance, we established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is probable to be reimbursed based upon expense incurred by us, with a contra-research and development expense recognized in the statement of operations.

Under the Sobi collaboration agreement, for the year ended December 31, 2020, we recognized $250.0 million of licensing revenue for the upfront payment in the consolidated statement of operations.  For the year ended December 31, 2020, we also recognized in the consolidated statement of operations $43.0 million of contra research and development expense relative to the probable amount to be reimbursed under the $80.0 million for research and development.  We recorded a corresponding receivable of $43.0 million on the consolidated balance sheet, with $25.0 million and $18.0 million in current and long-term assets, respectively, as of December 31, 2020.

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

Licensing Revenue

On October 27, 2020, we entered into the collaboration agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration, collectively referred to as the Licensed Products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi.

The Company has determined that the collaboration agreement is within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity.  ASC Topic 808 does not address measurement or recognition matters but allows for analogizing to ASC 606, Revenue from Contracts with Customers (“ASC 606”).  Pursuant to ASC 606, we performed the following five steps: (i) identified the contract with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when the entity satisfied a performance obligation.

We identified the following material promises under the Sobi Agreement: (1) licenses to develop and commercialize pegcetacoplan or, Licenses to IP, and (2) performance of research and development services.  We determined the promises to be distinct because Sobi can benefit from each of the license and the development services on their own or with readily available services.  We could have provided the license without any development services and Sobi would have been able to benefit from it by obtaining development services from another provider as the Licensed Products products are at a more mature stage in their life cycle.

Under the collaboration agreement, Sobi agreed to pay us

i)	a fixed amount of $250.0 million in an upfront payment in November 2020;
ii)	a fixed amount of an additional $80.0 million in development reimbursements, payable yearly in four tranches in amounts determined based upon actual expenses incurred by us;
iii)	up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events; and
iv)

tiered, double-digit royalties, ranging from high teens to high twenties, on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations.

At inception of the collaboration agreement, we considered the $250.0 million non-refundable payment and the $80.0 million fixed proceeds. We also evaluated whether Sobi is a customer for either of the distinct promises in the agreement.  Under the Licenses to IP, we determined that Sobi is a customer as the know-how provided and the right granted by us to Sobi are outputs of our business activities for which we will receive consideration.   With respect to research and development activity, management determined that there is no vendor relationship as performing research and development activities for others is not a part of our ongoing central operations.  Based upon the evaluation of the relative fair values, we allocated the purchase price of $250.0 million and the related milestones and royalties to the license of IP and $80.0 million to performance of research and development activities.

The milestone and royalty payments are subject to activities outside our control.  Per ASC 606, we consider this to be a customer/ vendor relationship, therefore, we will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. We will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied.  In case of commercial milestone or royalty payments, we will recognize revenue in the same period that the sales are completed for which we are contractually entitled to the milestone or percentage-based royalty payment.   To date, we have not recognized any commercial milestone or royalty revenue resulting from any of our licensing arrangements.  Management will periodically assess the elements of the contract and re-evaluate revenue recognition as necessary.

Pursuant to ASC 606, the $250.0 million non-refundable upfront payment is recognized in revenue as this is the amount allocated to the license.  The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606.  As ASC 808 does not include recognition guidance we have established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by us, with a contra- research and development expense recognized in the statement of operations, over time as the expenses are incurred.

Under the Sobi collaboration agreement, for the year ended December 31, 2020, we recognized $250.0 million of licensing revenue in the consolidated statement of operations.  For the year ended December 31, 2020, we also recognized in the consolidated statement of operations $43.0 million of contra research and development expense relative to the amount expected to be reimbursed under the $80.0 million for research and development incurred expenses.  We also recognized a corresponding receivable of $43.0 million, with $25.0 million in current and $18.0 million in long term assets, respectively, on the consolidated balance sheet as of December 31, 2020.

In addition to the Sobi collaboration agreement, during the year ended December 31, 2020, we entered into two different agreements with third parties to provide APL-9 for use in certain research projects for which $0.6 million was recognized in revenue in the consolidated statement of operations as of December 31, 2020.

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

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $39.46 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we are required to increase the conversion rate for a holder who elects to convert its notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture. The Convertible Notes will also be subject to redemption at our option, on or after September 20, 2023, if certain conditions are met. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

On January 6, 2021, subsequent to year end, we entered into separate, privately negotiated exchange agreements with certain holders of its 2019 Convertible Notes.  Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for (i) 2,232,808 shares of our common stock, which is equal to 20.7792 shares per $1,000 principal amount of the 2019 Convertible Notes exchanged plus (ii) an additional number of shares of our common stock per $1,000 principal amount of the 2019 Convertible Notes exchanged equal to the quotient of (a) $544.07 divided by (b) the average of the daily volume-weighted average prices of our common stock over the ten consecutive trading days commencing on January 7, 2021. We issued an aggregate of 3,906,869 shares of common stock upon settlement of the exchanges in

January 2021. As of the date of this Annual Report on Form 10-K, we hold the $126.1 million principal amounts of exchanged notes and such notes have not been cancelled.

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

Pursuant to ASC 815-40 Derivatives and Hedging, we determined that the capped call transactions should be classified as equity instruments and the capped call premiums paid in the amount of $28.4 million and $43.1 million were recorded as a reduction to additional paid-in capital as of December 31, 2019 and December 31, 2020 for the 2019 Convertible Notes and 2020 Convertible Notes, respectively.

Development Derivative Liability

Following regulatory approval by the FDA or the EMA, for the use of pegcetacoplan as a treatment for PNH we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of up to $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Such payments will be proportionately adjusted in the event that the actual funding from SFJ is greater than $120.0 million (including as a result of the payment of the Additional SFJ Funding but excluding the $20.0 million funding payment made under the SFJ amendment).

The SFJ agreement is presented as a derivative liability on the consolidated balance sheet as of December 31, 2020. The liability was initially recorded at the value of the $60.0 million of aggregate cash received pursuant to the contractual terms, which was determined to have been fairly valued as a level 3 derivative. During the years ended December 31, 2020 and 2019, we received an additional $20.0 million and $60.0 million, respectively, as we met certain milestones.  The SFJ agreement is remeasured quarterly as a level 3 derivative, with the total change in fair value for the years ended December 31, 2020 and 2019 of $103.0 million and $14.8 million, respectively, recorded in loss from remeasurement of development derivative liability on the consolidated income statement.

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development goals to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) our cost of borrowing (12.65%).

SFJ’s implied cost of borrowing was 8.0% and our implied cost of borrowing was 12.65% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. See Note 5 to the consolidated financial statements included in Item 15 in this Annual Report on Form 10-K for more information.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
(in thousands)	2020	2019	$	%
Revenue:
Licensing revenue	$250,494	$—	$250,494	100%
Collaboration revenue	152	—	152	100
Total revenue:	250,646	—	250,646	100
Operating expenses:
Research and development	299,921	220,969	78,952	36
License expense	25,050	—	25,050	100
General and administrative	139,401	67,046	72,355	108
Total operating expenses	464,372	288,015	176,357	61
Net operating loss	(213,726)	(288,015)	74,289	(26)
Loss on extinguishment of debt	—	(1,501)	1,501	(100)
Loss from remeasurement of development derivative liability	(103,029)	(14,839)	(88,190)	594
Interest income	4,164	5,108	(944)	(18)
Interest expense	(29,937)	(5,285)	(24,652)	466
Other expense, net	(501)	(175)	(326)	186
Net loss before taxes	(343,029)	(304,707)	(38,322)	13
Income tax expense	1,845	—	1,845	100
Net loss	$(344,874)	$(304,707)	$(40,167)	13

Revenue

Licensing revenue increased $250.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase is primarily due to the Collaboration and Licensing Agreement we entered with Sobi in October 2020 concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration.  Sobi paid us an upfront payment of $250.0 million in November 2020, which is recognized in licensing revenue in the consolidated statement of operations as of December 31, 2020.

Additionally, during the year ended December 31, 2020, we entered into two different licensing and collaboration agreements with third parties to provide APL-9 for use in certain research project which totaled $0.6 million for the year ended December 31, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2020 and 2019, together with the dollar increase or decrease and percentage change in those items:

(In thousands)	Year Ended December 31,		Change	Change
	2020	2019	$	%
Contract manufacturing	$112,820	$75,767	$37,053	49%
Clinical trial costs	102,243	86,684	15,559	18%
Compensation and related personnel costs	76,318	37,536	38,782	103%
Other development costs	30,092	8,350	21,742	260%
Sobi development milestone	(42,975)	—	(42,975)	100%
Research/innovation	16,382	6,280	10,102	161%
Pre-clinical study expenses	4,407	6,360	(1,953)	-31%
Device development expenses	634	(8)	642	-8025%
Research and development expense	299,921	220,969	78,952	36%
License expense	25,050	—	25,050	100%
Total research and development expenses including license expense	$324,971	$220,969	$104,002	47%

Research and development expenses increased by $104.0 million to $325.0 million for the year ended December 31, 2020 from $221.0 million for the year ended December 31, 2019, an increase of 47%. The increase in research and development expenses was primarily attributable to an increase of $37.1 million in manufacturing expenses in connection with the supply of pegcetacoplan for our Phase 3 clinical trials and in preparation for commercial launch, an increase of $15.6 million in clinical trial costs associated with the on-going Phase 3 trials and the preparation for and commencement of our clinical trials in other indications, an increase of $38.8 million in compensation and related personnel costs primarily due to the hiring of additional personnel in 2020, an increase of $21.7 million in research and development supporting activities caused primarily by increased regulatory and quality expenses, an increase of $25.0 million for the licensee fee to Penn related to the Sobi transaction, an increase in research and innovation expense of $10.1 million and an increase of $0.6 million in device development expenses.  These increases were offset by a $43.0 million contra research and development expense related to the Sobi transaction and a decrease of $1.9 million related to preclinical study expense. We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $72.4 million to $139.4 million for the year ended December 31, 2020, from $67.0 million for the year ended December 31, 2019, an increase of 108%. The increase in general and administrative expenses was primarily attributable to an increase in professional and consulting fees of $35.5 million, an increase in employee related costs of $33.8 million due to the hiring of additional personnel, an increase in directors stock compensation expense of $1.8 million ,an increase in insurance costs of $1.1 million, and an increase in office, travel and related costs of $0.6 million, offset by a decrease of $0.4 million in information technology expenses. The increased professional and consulting fees of $35.5 million primarily consisted of an increase in expenses relating to preparation for commercial launch of $29.3 million, an increase of $4.5 million in accounting and legal fees, and an increase in general consulting fees of $2.6 million, offset by a decrease in communication and public relations fees of $0.9 million. The increased employee related costs of $33.8 million consisted of $21.9 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel and $12.3 million related to stock option expense associated with the grants of stock options and restricted stock units to employees, offset by a decrease of $0.4 million in recruitment expense.

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

Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The development derivative liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contact terms.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019 and in each of September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in receipt of an aggregate of $60.0 million of additional funding from SFJ.

We remeasure the fair value of the derivative liability as a level 3 derivative at the end of each quarter. The remeasurements resulted in a change in fair value which resulted in a loss of $103.0 million and $14.8 million recorded in the consolidated statement of operations for the years ended December 31, 2020 and 2019, respectively.

Interest Expense

Interest expense was $29.9 million for the year ended December 31, 2020, an increase of $24.6 million, compared to $5.3 million for the year ended December 31, 2019. The increase in interest expense was primarily attributable to the interest expense on and amortization of the discount on the Convertible Notes offset by the decrease in interest expense attributable to our long-term debt under the term loan facility that we repaid in March 2019 and the promissory note that we repaid in 2019.

Interest Income

Interest income was $4.2 million for the year ended December 31, 2020, a decrease of $.9 million, compared to $5.1 million for the year ended December 31, 2019. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates.

Other Expense, Net

Other expense increased $0.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.  The increase was primarily related to corporate franchise taxes and fees.

Income Tax Expense

Income tax expense increased $1.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.  The increase was primarily related to foreign and state income tax expense.

Comparison of the Years Ended December 31, 2019 and 2018

A discussion of changes in our results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our IPO, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million upfront payment and a $25.0 million development reimbursement payment from Sobi each pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $126.1 million of aggregate principal amount of 2019 Convertible Notes for shares of our common stock in January 2021.

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

Subsequent to year end, on January 6, 2021, we entered into separate, privately negotiated exchange agreements with certain holders of our 2019 Convertible Notes.  Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of our common stock. The exchange transactions closed in January 2021.

In addition to our existing cash, cash equivalents and marketable securities, we expect to receive research and development reimbursements and are eligible to earn development and commercial milestone payments and royalties under our collaboration agreement with Sobi. Our ability to earn these milestone payments and the timing of earning these payments is dependent upon the outcome of our research and development and commercialization activities and is uncertain at this time.

The capped call transactions that we entered into concurrently with the issuance of the Convertible Notes are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625, the conversion price of the Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

(in thousands)	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(160,488)	$(211,135)
Net cash used in investing activities	(316,989)	(1,693)
Net cash provided by financing activities	692,178	388,541
Effect of exchange rate changes on cash and cash equivalents	359	4
Net increase (decrease) in cash and cash equivalents	$215,060	$175,717

Net Cash Used in Operating Activities

Net cash used in operating activities was $160.5 million for the year ended December 31, 2020 and consisted primarily of a net loss of $344.9 million adjusted for $164.8 million of non-cash items, including a loss from remeasurement of development derivative liability of $103.0 million and share-based compensation expense of $45.4 million, a net increase in operating assets of $35.4 million, an increase in accounts payable and accrued expenses of $55.0 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 was $317.0 million due primarily to the purchase of marketable securities with proceeds from the follow-on common stock offering in January 2020, the issuance of the 2020 Convertible Notes in May 2020 and the $250.0 million from the Sobi agreement offset by the maturities of some of these investments.

Net cash used in investing activities during the year ended December 31, 2019 was $1.7 million due to the purchase of fixed assets for our offices.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $692.2 million during the year ended December 31, 2020 and consisted primarily of proceeds from the follow-on common stock offering in January 2020 of $381.4 million, the proceeds from the issuance of the 2020 Convertible Notes in May 2020 of $322.9 million, the receipt of $20.0 million from the SFJ agreement and $11.0 million upon the exercise of stock options and the employee share purchase plan, offset by the $43.1 million used to purchase the capped call.

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

We believe that our cash and cash equivalents and marketable securities as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities will be sufficient to allow us to complete the DERBY and OAKS clinical trials, we do not believe they will be sufficient to allow us to support both the systemic and ophthalmological pegcetacoplan programs through commercial launch. Because of the numerous risks and uncertainties associated with the development of pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of clinical trials and of seeking regulatory approvals of pegcetacoplan and other product candidates we may pursue;
•

the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of pegcetacoplan and our other product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	the effect of the COVID-19 pandemic on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	our ability to obtain adequate reimbursement for any product we commercialize; and
•	the costs of operating as a public company.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2020:

	Payments Due by Period
(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible notes (1)	$623,892	$18,200	$36,400	$36,400	$532,892
Non-cancellable purchase commitments (2)	13,650	13,650	—	—	—
Operating leases (3)	22,489	4,962	9,668	6,483	1,376
Total	$660,031	$36,812	$46,068	$42,883	$534,268

(1)

Amounts include interest on long-term debt represents obligations under the debt outstanding as of December 31, 2020, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity. Subsequent to year end, in January 2021, we entered into an agreement to exchange $126.1 million of our 2019 Convertible Notes for shares of common stock. See Note 20 to the consolidated financial statements included in Item 15 in this Annual Report on Form 10-K for more information.

(2)	Equals the non-cancellable purchase commitments under the Bachem Agreement signed with Bachem on December 30, 2020,
(3)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

On February 28, 2019, we entered into the SFJ agreement. Under the SFJ agreement, following regulatory approval by the FDA or the EMA of the use of pegcetacoplan as a treatment for PNH, we will be obligated to pay SFJ an initial payment of up to $5.0 million (or up to a total of $10 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The timing and likelihood of such payments are not currently known.

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

We are party to two license agreements with Penn under which we license specified intellectual property from Penn. The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering pegcetacoplan. Each license agreement requires us to pay ongoing annual maintenance payments of $100,000 per year until the first commercial sale of a licensed product. With respect to the license for the nonophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $1.7 million based on achieving specified development and regulatory approval milestones, and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products. In 2018 we made one milestone payment of $0.4 million under the nonophthalmic license. With respect to the license for the ophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory milestones, and up to $5.0 million based on achieving specified annual sales milestones.  In 2018 we made one milestone payment, net of credits for the annual maintenance payment, of $0.7 million under the ophthalmic license. The license agreements also require that we pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees. In January 2021 we paid Penn $25.0 million as a sublicensee fee under these agreements relating to the Sobi agreement. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since either the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, or the noncancelable minimum purchase commitments under such contracts have already been satisfied, and therefore we believe that our non-cancelable obligations under these agreements are not material. Under these agreements, as of December 31, 2020, we are obligated to pay up to $2.8 million to these vendors.

We have certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, primarily with Bachem Americas, Inc, and Bachem AG, for the drug substance for the finished dosage form of pegcetacoplan.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $877.6 million, consisting primarily of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Development Derivative Liability — Refer to Notes 4 and 10 to the financial statements.

Critical Audit Matter Description

On February 28, 2019, the Company entered into a development funding agreement with SFJ Pharmaceuticals Group (“SFJ”) under which SFJ agreed to provide funding to the Company to support the development of one the Company’s clinical trials (“SFJ Agreement”). The SFJ Agreement is presented as a derivative liability whose fair value is based on unobservable inputs. The liability is initially recorded at the value of the aggregate cash received pursuant to the contractual terms and is subsequently remeasured at each quarter with the change in fair value recorded in loss from remeasurement of development derivative liability on the income statement.

We identified the valuation of the development derivative liability as a critical audit matter.  The development derivative liability is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. This model includes unobservable inputs including the probability and timing of achieving U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) approval and Company’s cost of borrowing. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the development derivative liability model and unobservable inputs used by management to estimate the fair value of the development derivative liability included the following, among others:

•

We tested the effectiveness of controls over management’s valuation of the development derivative liability such as those related to management’s assumptions over the probability and timing of achieving FDA and EMA approval and the review of the discount rate.

•	We evaluated the reasonableness of management’s assumptions over the probability and timing of achieving FDA and EMA approval by comparing the assumptions within the model to:
-	Internal communications to management and the Board of Directors.
-	Information included in Company press releases as well as in analyst reports for the Company.
-	Inquiries with those responsible for clinical affairs regarding the progress of ongoing trials.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology including the discount rate used by testing the source information and the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows of Apellis Pharmaceuticals, Inc. (the Company) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

February 26, 2019

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$565,779	$351,985
Marketable securities	311,869	—
Prepaid assets	11,400	19,802
Restricted cash	1,266	—
Other current assets	26,878	1,308
Total current assets	917,192	373,095
Non-current assets:
Right-of-use assets	17,719	14,110
Property and equipment, net	6,803	1,655
Other assets	18,855	385
Total assets	$960,569	$389,245
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,477	$8,361
Accrued expenses	111,935	54,783
Current portion of development derivative liability	4,230	—
Current portion of right-of-use liabilities	3,685	2,609
Total current liabilities	128,327	65,753
Long-term liabilities:
Convertible senior notes	358,830	142,567
Development derivative liability	253,638	134,839
Right-of-use liabilities	15,217	11,857
Total liabilities	756,012	355,016
Commitments and contingencies (note 15)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2020 and 2019; 76,130 and 63,938 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	6
Additional paid-in capital	1,131,013	615,850
Accumulated other comprehensive loss	(117)	(154)
Accumulated deficit	(926,347)	(581,473)
Total stockholders' equity	204,557	34,229
Total liabilities and stockholders' equity	$960,569	$389,245

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Licensing revenue	$250,494	$—	$—
Collaboration revenue	152	—	—
Total revenue:	250,646	—	—
Operating expenses:
Research and development	299,921	220,969	105,286
License expense	25,050	—	—
General and administrative	139,401	67,046	22,639
Operating expenses:	464,372	288,015	127,925
Net operating loss	(213,726)	(288,015)	(127,925)
Loss on extinguishment of debt	—	(1,501)	—
Loss from remeasurement of development derivative liability	(103,029)	(14,839)	—
Interest income	4,164	5,108	2,961
Interest expense	(29,937)	(5,285)	(2,513)
Other expense, net	(501)	(175)	(25)
Net loss before taxes	(343,029)	(304,707)	(127,502)
Income tax expense	1,845	—	—
Net loss	(344,874)	(304,707)	(127,502)
Other comprehensive income/(loss):
Unrealized loss on marketable securities	(8)	—	—
Foreign currency gain/(loss)	45	(31)	(123)
Total other comprehensive income/(loss)	37	(31)	(123)
Comprehensive loss, net of tax	(344,837)	(304,738)	(127,625)
Net loss per common share, basic and diluted	$(4.59)	$(4.90)	$(2.34)
Weighted-average number of common shares used in net loss per common share, basic and diluted	75,163	62,229	54,396

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2018	50,334	$5	$298,201	$—	$(149,264)	$148,942
Issuance of common stock in follow-on offering, net of offering costs	5,500	1	131,194	—	—	131,195
Issuance of common stock upon exercise of stock options	445	—	728	—	—	728
Share-based compensation expense	—	—	7,733	—	—	7,733
Net loss	—	—	—	—	(127,502)	(127,502)
Foreign currency loss	—	—	—	(123)	—	(123)
Balance at December 31, 2018	56,279	6	437,856	(123)	(276,766)	160,973
Issuance of common stock in follow-on offering, net of offering costs	6,900	—	109,581	—	—	109,581
Issuance of common stock upon exercise of stock options or warrants	759	—	3,129	—	—	3,129
Recognition of equity component of convertible notes	—	—	72,520	—	—	72,520
Purchase of capped call transactions and associated costs	—	—	(28,380)	—	—	(28,380)
Share-based compensation expense	—	—	21,144	—	—	21,144
Net loss	—	—	—	—	(304,707)	(304,707)
Foreign currency loss	—	—	—	(31)	—	(31)
Balance at December 31, 2019	63,938	6	615,850	(154)	(581,473)	34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,422	—	—	381,423
Issuance of common stock upon exercise of stock options	1,208	1	9,417	—	—	9,418
Recognition of equity component of convertible notes	—	—	120,485	—	—	120,485
Purchase of capped call transactions and associated costs	—	—	(43,112)	—	—	(43,112)
Share-based compensation expense	—	—	45,376	—	—	45,376
Issuance of common stock to employee stock purchase plan	59	—	1,575	—	—	1,575
Unrealized loss on available-for-sale investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(344,874)	(344,874)
Foreign currency gain	—	—	—	45	—	45
Balance at December 31, 2020	76,130	$8	$1,131,013	$(117)	$(926,347)	$204,557

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(344,874)	$(304,707)	$(127,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	45,376	21,144	7,733
Loss on early extinguishment of debt	—	1,501	—
Loss from remeasurement of development derivative liability	103,029	14,839	—
Non-cash lease expense	222	356	—
Depreciation expense	637	240	—
Amortization of debt discounts	—	52	—
Amortization of discounts for promissory note	—	—	72
Amortization of term loan facility discounts	—	104	582
Amortization of discounts for convertible notes, net of financing costs	15,536	2,186	—
Changes in operating assets and liabilities:
Prepaid assets	8,738	4,531	(299)
Other current assets	(26,284)	287	(19,275)
Other assets	(17,860)	(323)	(309)
Accounts payable	(54)	(1,641)	(978)
Accrued expenses	55,046	50,454	6,587
Other liabilities	—	(158)	2,148
Net cash used in operating activities	(160,488)	(211,135)	(131,241)
Investing Activities
Purchase of property and equipment	(5,422)	(1,693)	—
Purchase of available-for-sale securities	(879,067)	—	—
Proceeds from maturity of available-for-sale securities	567,500	—	—
Net cash used in investing activities	(316,989)	(1,693)	—
Financing Activities
Deferred issuance costs	—	—	(18)
Proceeds from issuance of common stock, net of issuance costs	381,423	109,581	131,194
Proceeds from development derivative liability	20,000	120,000	—
Payments for capped call transactions and associated costs	(43,112)	(28,380)	—
Proceeds from issuance of convertible notes, net of issuance costs	322,874	212,912	—
Proceeds from exercise of stock options and warrants	9,418	3,129	727
Proceeds from issuance of common stock under employee share purchase plan	1,575	—	—
Repayment of promissory note	—	(7,000)	—
Repayment of term loan facility	—	(21,701)	—
Net cash provided by financing activities	692,178	388,541	131,903
Effect of exchange rate changes on cash and cash equivalents	359	4	(38)
Net increase in cash and cash equivalents	215,060	175,717	624
Cash, cash equivalents and restricted cash at beginning of period	351,985	176,268	175,644
Cash, cash equivalents and restricted cash at end of period	$567,045	$351,985	$176,268

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Cont’d)

	Year Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$565,779	$351,985	$176,268
Restricted cash	1,266	—	—
Total cash, cash equivalents, and restricted cash	$567,045	$351,985	$176,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,929	$987	$1,816
Equity component of convertible notes	$120,485	$72,520	$—

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

The Company is subject to risks common in the biotechnology industry including, but not limited to, raising additional capital, development by its competitors of new technological innovations, its ability to successfully complete preclinical and clinical development of product candidates and receive timely regulatory approval of products, market acceptance of the Company’s products, protection of proprietary technology, healthcare cost containment initiatives, and compliance with governmental regulations, including those of the U.S. Food and Drug Administration (“FDA”). Additionally, the Company is subject to risks arising from the Coronavirus Disease 2019 (COVID-19) pandemic, which could have adverse effects upon its business and operations, including on its ability to initiate, conduct and complete clinical trials, and could disrupt regulatory activities.

Collaboration and License Agreement

On October 27, 2020, the Company and its wholly-owned subsidiaries Apellis Switzerland GmbH and APL DEL Holdings, LLC entered into a Collaboration and License Agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

Under the collaboration agreement, the Company granted Sobi an exclusive (subject to certain retained rights of the Company), sublicensable license of certain patent rights and know-how to develop and commercialize Licensed Products in all countries outside of the United States. The Company retained the right to commercialize Licensed Products in the United States, and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis.  Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ Pharmaceuticals. See note 11, License and Collaboration Agreements, for further discussion related to the Sobi collaboration agreement.

Convertible Notes Offering

On May 12, 2020, the Company completed a private offering of $300.0 million aggregate principal amount of 3.5% convertible senior notes due 2026 (the “2020 Convertible Notes”). The aggregate purchase price of the 2020 Convertible Notes was $328.9 million, which amount includes accrued interest from March 15, 2020 to, but not including, May 12, 2020.

The net proceeds from the sale of the Convertible Notes were approximately $322.9 million after deducting the initial purchasers’ discounts and commissions and offering expenses paid by the company. The Company used $43.1 million of the net proceeds from the sale of the Convertible Notes to pay the cost of the capped call transactions described below.

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

The 2020 Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with the terms of the Convertible Notes. See Note 6 – Long-term Debt for additional information.

Subsequent to year end, on January 6, 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2019 Convertible Notes.  Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock. The exchange transactions closed on January 26, 2021. As of the date of this Annual Report on Form 10-K, the Company holds the $126.1 million principal amounts of exchanged notes and such notes have not been cancelled.

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

Follow-on Public Offerings

On January 13, 2020, the Company issued and sold 10,925,000 shares of its common stock at a price per share to the public of $37.00 in a follow-on public offering including an additional 1,425,000 shares of its common stock that were sold at the follow-on public offering price of $37.00 per share pursuant to the underwriters’ in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of approximately $381.4 million after deducting underwriting discounts and commissions of approximately $22.2 million and offering costs of $0.5 million for these transactions.

On March 11, 2019, the Company issued and sold 6,900,000 shares of its common stock at a price per share of $17.00 in a follow-on public offering. The Company received net proceeds of approximately $109.6 million after deducting underwriting discounts and commissions of approximately $7.0 million and offering costs of $0.7 million.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of February 25, 2021, the date of issuance of these consolidated financial statements, the Company believes that its cash and cash equivalents and marketable securities as of December 31, 2020 of $877.6 million, will be sufficient to fund its operations and capital expenditures for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company’s future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Apellis Australia Pty Ltd, Apellis Bermuda Limited, Apellis Germany GmbH, Apellis Ireland Ltd, Apellis Netherlands B.V., Apellis Switzerland GmbH, Apellis UK Limited, APL DEL Holdings LLC, APL Sales Corp I, LLC, APL PRG I, Corp. and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”).

Licensing and Collaboration Revenue

The Company analyzes license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Considerations, (“ASC 808”) to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of FASB ASC Topic 606, Revenue from Contracts with Customer, (“ASC 606”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

For elements of collaboration arrangements that are not accounted for pursuant to guidance in ASC 606, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and in a separate line item from revenue recognized from contracts with customers, if any, in our consolidated statements of operations.

Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, the Company performs the following steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

We evaluate the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determine whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  We assess if these options provide a material right to the customer and, if so, these options are considered performance obligations. The Company has not currently identified any such material rights.

Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset. For performance obligations that are satisfied over time, the Company recognizes revenue using an input or output measure of progress that best depicts the satisfaction of the relevant performance obligation.

After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events. Any change in the overall transaction price is allocated to the performance obligations on the same methodology as at contract inception.

See note 11, License and Collaboration Agreements, for further discussion related to the Sobi collaboration agreement.

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s follow-on offerings and filing of a registration statements on Form S-3 in 2019, and related to the Company’s offering of Convertible Notes in 2020 and 2019. Costs were deferred until completion of the follow-on offerings and offering of Convertible Notes, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: development derivative liability, accrued expenses, prepaid expenses, convertible debt and taxes.

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

The Company’s financial instruments, in addition to those presented in Note 6, Long-term Debt, Note 8, Marketable Securities, and Note 10, Fair Value Measurements, include cash and cash equivalents, the Australian research and development credit, accounts payable and accrued liabilities. Management believes that the carrying amounts of cash and cash equivalents, the Australian research and development credit, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates the fair value. See Note 10, Fair Value Measurements, for additional information.

Foreign Currency

The financial position and results of operations of the Company's Australian, Irish and German subsidiaries are measured using the foreign subsidiary's local currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the respective periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. The financial position and results of operations of the Company’s Swiss subsidiary are measured and reported in U.S. dollars and transactions are translated to U.S. dollars at the end of the period.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions.

Concentrations of Credit Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents are held at financial institutions in the United States, Switzerland, Australia, Ireland and Germany. The Company is exposed to credit risk in the event of default by the financial institution to the extent that cash and cash equivalent balances recorded in the balance sheets are in excess of the amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

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

Comprehensive Loss

The Company’s components of comprehensive loss other than its net loss, are the foreign currency gains/losses recorded from the remeasurement of the long term intra-entity loan transaction to the Company’s wholly owned subsidiaries as well as the foreign currency gain/ loss from the translation of the Company’s wholly owned subsidiaries into U.S. dollars in 2020 and 2019.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) to reduce complexity in applying GAAP to certain financial instruments with characteristics of liability and equity.  The ASU removes the guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock.  The ASU further revises the guidance to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method.  In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.  The new standard is effective for annual reporting periods beginning after December 15, 2021, for public companies, including interim periods within that reporting period. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.  The Company early adopted this statement effective January 1, 2021.  The impact of the adoption of the statement is to increase debt and decrease equity by the amount of the equity component of convertible notes recognized in equity.  Additionally, interest expense is expected to decrease by the non-cash portion of the discount amortization. Weighted average basic earnings per share amounts are not expected to be materially affected.

3. Common Stock

The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31,
	2020	2019	2018
Shares reserved under 2010 Equity Incentive Plan	—	—	5,013
Shares reserved under 2017 Equity Incentive Plan	8,613	6,319	4,033
Shares reserved under 2017 Employee Stock Purchase Plan	913	972	972
Common stock warrants	—	—	14
Total	9,526	7,291	10,032

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

In the years ended December 31, 2020 and 2019, the Company received $20.0 million and $120.0 million, respectively, from SFJ, as the Company met milestones as identified in the SFJ Agreement.

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

The SFJ agreement is presented as a derivative liability on the consolidated balance sheet and is considered a level three derivative and, as such is remeasured each quarter. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms. During the years ended December 31, 2020 and 2019, the Company received an additional $20.0 million and $60.0 million respectively under the SFJ agreement as the Company met additional milestones in the agreement. The derivative liability was remeasured quarterly at fair value, with the total change in fair value of $103.0 million and $14.8 million recorded for the years ended December 31, 2020 and 2019, respectively in loss from remeasurement of development derivative liability on the consolidated income statement. The remeasurement of the development derivative liability resulted in a remeasured fair value of $257.9 million and $134.8 million as of December 31, 2020 and 2019, respectively on the consolidated balance sheet.  At December 31, 2020, $4.2 million of the $257.9 million of the development derivative liability fair market value is included in current liabilities.

The following table presents a rollforward of the liability (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance at fair market value, January 1,	$134,839	$—
Amounts received under the SFJ agreement and SFJ amendment	20,000	120,000
Loss recorded in loss from remeasurement of development derivative liability	103,029	14,839
Balance at fair market value, December 31,	$257,868	$134,839

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (12.65%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 12.65% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

5. Accrued Expenses and Prepaid Assets

Accrued expenses are as follow (in thousands):

	December 31,
	2020	2019
Accrued research and development	$47,879	$36,449
Accrued license fee	25,050	—
Accrued payroll liabilities	22,896	11,443
Other	16,110	6,891
Total	$111,935	$54,783

Prepaid assets include $8.0 million and $18.1 million of prepaid research and development costs as of December 31, 2020 and 2019, respectively.

6. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of the 2019 Convertible Notes with an aggregate principal amount of $220.0 million issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”).

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million paid by the Company. The Company used $28.4 million of the net proceeds from the sale of the Convertible Notes to pay the cost of the capped call transactions described below.

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

The Company used an effective interest rate of 10.5% to determine the liability component of the 2019 and 2020 Convertible Notes. This resulted in the recognition of $145.1 million and $204.5 million as the liability component of the 2019 and 2020 Convertible Notes, respectively, and the recognition of the residual amount of $74.9 million and $95.5 million as the debt discount with a corresponding increase to additional paid in capital for the equity component of the 2019 and 2020 Convertible Notes, respectively. The 2020 aggregate debt issuance costs of $6.0 million were allocated to the liability and equity components in the amounts of $3.7 million and $2.3 million, respectively.  The 2019 Convertible Notes aggregate debt issuance costs of $7.1 million were allocated to the liability and equity components in the amounts of $4.7 million and $2.4 million, respectively.

Interest expense for the Convertible Notes was $29.9 million for the year ended December 31, 2020 and $4.4 million from inception through December 31, 2019.  For the year ended December 31, 2020, interest expense included the amortization of the discount on the Convertible Notes of $15.0 million, accrued semi-annual coupon payable of $14.4 million and amortization of debt issuance costs of $0.5 million. From inception through December 31, 2019, interest expense included amortization of the discount on the Convertible Notes of $2.1 million, accrued semi-annual coupon payable of $2.2 million and amortization of debt issuance costs of $0.1 million. As of December 31, 2020 and 2019, $7.8 million and $4.6 million, respectively of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of December 31, 2020 and 2019 was $358.8 million and $142.6 million, respectively.  See note 20 “Subsequent events” for discussion on the exchange of $126.1 million of 2019 Convertible Notes to shares of common stock.

Capped Call Transactions

On September 11, 2019, and May 6, 2020 concurrently with the pricing of the 2019 Convertible Notes and the 2020 Convertible Notes, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, representing a premium of 100% above the last reported sale price of $31.57 per share of its common stock on The Nasdaq Global Select Market on September 11, 2019, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital upon the issuance of the Convertible Notes.

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

On March 26, 2019, the Company voluntarily repaid all outstanding amounts due and owed, including applicable termination fees, under the term loan facility. The final payment of $21.8 million totaled per diem interest of $0.1 million and $21.7 million for the outstanding balance of the term loan facility which included (i) a final payment equal to 8% of the original principal amount of the term loan facility of $1.6 million, and (ii) a prepayment fee contractually owed of $0.1 million plus other fees which resulted in a total loss on extinguishment of debt of $1.2 million.

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

On September 16, 2019, the Company voluntarily repaid all outstanding amounts due and owed under the promissory note, except for a small amount of interest subsequently repaid. The payment of $7.1 million reflected per diem interest of $0.1 million and $7.0 million for the outstanding principal balance of the promissory note.

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

The contractual maturities of the Company’s long-term debt obligations due subsequent to December 31, 2020 consist of the $520.0 Convertible Senior Notes which mature in September 2026.

7. Leases

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

The Company enters into lease agreements with terms generally ranging from 2-7 years. Some of the Company’s lease agreements include Company options to extend the lease on a month-to-month basis or for set periods for up to five years. Many leases also include options to terminate the leases within one year or per other contractual terms. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.

As of December 31, 2020 and 2019, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	2020	2019
Operating lease assets	$17,719	$14,110
Operating lease liabilities	$18,902	$14,466
Weighted average remaining term in years	4.66	5.01
Weighted average discount rate used to measure outstanding lease liabilities	7.74%	8.19%

For the years ended December 31, 2020 and 2019, the total lease cost for operating lease expense was approximately $4.4 million and $2.4 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Operating cash flows from operating leases	$4,732	$2,013
Operating lease assets obtained in exchange for lease obligations	$7,237	$10,201

The maturity of the Company’s operating lease liabilities as of December 31, 2020 are as follows (in thousands):

2021	$4,962
2022	4,842
2023	4,826
2024	4,114
2025 and thereafter	3,745
Total future minimum lease payments	22,489
Less imputed interest	(3,587)
Total operating lease liabilities	$18,902

8. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of December 31, 2020 were as follows (in thousands):

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$311,877	$11	$(19)	$311,869

All available-for-sale securities mature in one year or less. The Company did not hold available-for-sale securities as of December 31, 2019.

9. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the years ended December 31, 2020 and 2019 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	(8)	45	37
Balances, December 31, 2020	$(8)	$(109)	$(117)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$—	$(123)	$(123)
Net other comprehensive income (loss)	—	(31)	(31)
Balances, December 31, 2019	$—	$(154)	$(154)

10. Fair Value Measurements

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not re-measured on a recurring basis (in thousands):

		December 31, 2020
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$427,515	$—	$—	$427,515
	Bank certificates of deposit	43,577	—	—	43,577
Total Financial Assets		$471,092	$—	$—	$471,092

		December 31, 2019
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$281,314	$—	$—	$281,314
Total Financial Assets		$281,314	$—	$—	$281,314

The Company’s Convertible Notes fall into the Level 2 category within the fair value level hierarchy.  The fair value was determined using broker quotes in a non-active market for valuation.  As of December 31, 2020 and 2019, the debt component of the Company’s Convertible Notes had a fair value of approximately $676.2 million and $149.5 million, respectively. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheet at December 31, 2020 and 2019.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		December 31, 2020
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	US government obligations	$89,990	$—	$—	$89,990
Marketable securities:	US government obligations	311,869	—	—	311,869
Total Financial Assets		$401,859	$—	$—	$401,859

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$257,868	$257,868
Total Financial Liabilities		$—	$—	$257,868	$257,868

		December 31, 2019
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$134,839	$134,839
Total Financial Liabilities		$—	$—	$134,839	$134,839

The fair value of the SFJ agreement is presented as a development derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (12.65%). A 10% change in the key inputs of i) the probability and timing of payment and ii) the discount rate utilized would result in a change in fair value of the development derivative liability of approximately 5.0% or $12.9 million.

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 12.65% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms.

11. License and Collaboration Agreements

Sobi Transaction

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis.  Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ Pharmaceuticals.

Accounting Analysis

The Company has determined that the agreement is within the scope of ASC 808 as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity.  ASC Topic 808 does not address measurement or recognition matters but allows for analogizing to ASC 606.  Pursuant to ASC 606, the Company performed the following five steps: (i) identified the contract(s) with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when (or as) the entity satisfies a performance obligation.

The Company identified the following material distinct promises under the Sobi Agreement: (1) licenses to develop and commercialize pegcetacoplan or, Licenses to IP, and (2) performance of research and development services. The Company determined the promises to be distinct because Sobi can benefit from each of the license and the development services on their own or with readily available services.  The Company could have provided the license without any development services and Sobi would have been able to benefit from it by obtaining development services from another provider as the Licensed Products are at a more mature stage in their life cycle.

Under the agreement, Sobi agreed to pay the Company

i)	a fixed amount of $250.0 million in an upfront payment in November 2020;
ii)	a fixed amount of an additional $80.0 million in development reimbursements, payable yearly in four tranches in amounts determined based upon actual expenses incurred by the Company;
iii)	up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events; and
iv)

tiered, double-digit royalties, ranging from high teens to high twenties, on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations.

At contract inception, the $250.0 million non-refundable payment and the $80.0 million reimbursements were fixed proceeds.  The Company evaluated whether Sobi is a customer for either of the distinct promises in the agreement. Under the Licenses to IP, the Company determined that Sobi is a customer as the know-how provided and the right granted by the Company to Sobi are outputs of the Company’s business activities for which the Company will receive consideration. With respect to research and development activity, management determined that there is no vendor relationship as performing research and development activities for others is not a part of the Company’s ongoing central operations. Based upon the evaluation of the relative fair values, the Company allocated the purchase price of $250.0 million and the related milestones and royalties to the license of IP and $80.0 million to performance of research and development activities.

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone or royalty revenue resulting from any of our licensing arrangements.  Management will periodically assess the elements of the contract and re-evaluate revenue recognition as necessary.

Pursuant to ASC 606, the Company has recognized the $250.0 million in revenue as this is the amount allocated to the license.  The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606. As ASC 808 does not include recognition guidance, the Company has established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by the Company, with a contra- research and development expense recognized in the statement of operations, over time as the expenses are incurred.

Under the Sobi collaboration agreement, for the year ended December 31, 2020, the Company recognized $250.0 million of licensing revenue in the consolidated statement of operations.  For the year ended December 31, 2020, the Company also recognized in the consolidated statement of operations $43.0 million of contra research and development expense relative to the probable amount to be reimbursed under the $80.0 million for research and development. The Company recorded a corresponding receivable of $43.0 million on the consolidated balance sheet, with $25.0 million and $18.0 million in current and long-term assets, respectively, as of December 31, 2020.

Other agreements

In addition, to the Sobi collaboration agreement, during the year ended December 31, 2020, we entered into two different agreements with third parties to provide APL-9 for use in certain research projects for which $0.6 million was recognized in revenue in the consolidated statement of operations as of December 31, 2020.

12. License Agreements

In connection with its purchase of assets from Potentia in September 2014, the Company became party to a license agreement with the Trustees of the University of Pennsylvania (“Penn”) as a result of an agreement to purchase substantially all the assets of Potentia Pharmaceuticals, Inc, for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In 2018, the Company made payments to Penn of $1.0 million net of a credit for the annual license maintenance payment, for the achievement of milestones under these agreements. In 2020, the Company owed payments to of $25.0 million for royalty expense related to the Sobi Agreement and another licensing transaction.  This was paid in early January 2021.

In addition to the license agreement with Penn, the Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product.

13. 401(k) Profit Sharing Plan and Trust

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2020, 2019 and 2018, the Company recorded $2.1 million, $0.8 million and $0.3 million respectively, for employer contributions made to the 401(k) Plan.

14. Income Taxes

The components of loss from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(118,839)	$(297,127)	$(122,900)
Foreign	(224,190)	(7,580)	(4,602)
Total	$(343,029)	$(304,707)	$(127,502)

The provision for income taxes for the year ended December 31, 2020 is as follows (in thousands):

Year Ended December 31, 2020
Current income tax expense:
U.S. Federal	$—
U.S. State and Local	57
Foreign	1,788
Total current income tax expense	1,845
Deferred income tax expense:
U.S. Federal	—
U.S. State and Local	—
Foreign	—
Total deferred income tax expense	—
Total tax expense	$1,845

For the years ended December 31, 2019 and 2018, the Company did not report any current or deferred income tax expense or benefit.

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following (in thousands):

	Year Ended December
	2020		2019		2018
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(72,036)	21.0%	$(63,988)	21.0%	$(26,775)	21.0%
Foreign tax rate differential	22,760	(6.6)	—	—	—	—
State income taxes, net of federal benefit	(14,107)	4.1	(16,424)	5.4	(6,398)	5.0
Change in valuation allowances	240,065	(69.9)	90,300	(29.6)	38,157	(29.9)
Intellectual property transfer	(162,000)	47.2	—	—	—	—
Tax credits	(11,696)	3.4	(6,113)	2.0	(6,149)	4.8
Change in state apportionment, Kentucky tax reform and other	93	—	(17)	—	873	(0.7)
Permanent and other including share based payments excess deductions	(1,234)	0.3	(3,758)	1.2	292	(0.2)
Effective income tax provision	$1,845	(0.5)	$—	—%	$—	—%

The Company’s effective rate for the year ended December 31, 2020 compared to the year ended December 31, 2019 increased primarily as a result of subsidiary operations in foreign jurisdictions and state income taxes.

During the year ended December 31, 2020, in connection with a corporate reorganization, the Company transferred intellectual property between tax jurisdictions, resulting in deferred tax benefit on basis difference on our intangible assets. The additional deferred tax asset was offset by valuation allowance, resulting in no net impact on our effective tax rate

The Company accounts for income taxes in accordance with ASC Topic 740.  Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Intangible assets	$162,011	$16
Share-based compensation	11,827	6,625
Deferred interest expense	—	—
Contribution carryforwards	—	41
Net operating loss carryforwards	122,731	102,623
Research and development credits	24,992	14,476
Orphan drug credits	14,372	9,380
Development derivative liability	68,883	35,875
Accruals	4,520	2,259
Other	207	11
Total deferred tax assets	409,543	171,306
Deferred tax liabilities:
Fixed assets	(23)	—
Convertible debt	(10,473)	(11,480)
481(a) adjustment	(1,935)	(2,891)
Total deferred tax liabilities	(12,431)	(14,371)
Net deferred tax assets before allowance:	397,112	156,935
Less valuation allowance	(397,112)	(156,935)
Net deferred tax assets	$—	$—

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic and foreign deferred tax assets at December 31, 2020, because management has determined that is it more likely than not that these assets will not be realized.  The valuation allowance increased by $240.2 million from December 31, 2019 to December 31, 2020, primarily due to increases in operating losses, development derivative liability, and the step-up in fair value of intellectual property transfer.

At December 31, 2020, the Company had approximately $358.2 million and $405.0 million of Federal and state net operating loss carryforward, respectively. At December 31, 2019, the Company had approximately $392.9 million and $358.3 million of Federal and state net operating loss carryforwards, respectively. The Company also had federal and state research and development tax credit carryforwards $34.2 million and $6.5 million, respectively of as of December 31, 2020. Federal net operating loss carryforward in the amount of $276.9 million may be carried forward indefinitely.  The remaining federal and state net operating loss, research and development tax credit carryforwards begin to expire in 2025. The Company also has foreign net operating loss carryforwards of $240.9 million which will begin to expire in 2026.

Under the provisions of the IRC, the net operating loss (“NOL”), and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.  NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change.  Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception that it believes may have resulted in a change in control as defined by Sections 382 and 383 of the IRC.

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.  There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties at December 31, 2020 or 2019.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2017 through 2019 remain open and subject to examination by the major taxing jurisdictions to which the

Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

15. Commitments and Contingencies

The Company has entered into a leasing agreement to amend the current office space leases in Waltham, Massachusetts (the “Amended Waltham office space lease”).  The Amended Waltham office space lease adds additional office space in Waltham, Massachusetts with a commencement date of January 1, 2021. The Amended Waltham office space lease amends all prior leasing arrangements for the Waltham office space, has a term of 72 months, and includes leasing an additional 16,401 square feet of office space for a total of 77,818 leased square feet of office space. The Amended Waltham office space lease provides for initial monthly lease payments of $0.3 million per month which is approximately a 20% increase to the existing per month rent payment. The base rent payable over the lease period is $19.4 million.

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

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, primarily with Bachem Americas, Inc, and Bachem AG, collectively (“Bachem”) for the drug substance for the finished dosage form of pegcetacoplan.  As of December 31, 2020, the Company has non-cancellable purchase commitments for 2021 with Bachem in the amount of approximately $13.7 million.

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

16. Equity Incentive Plans

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

As of December 31, 2020, a total of 8,613,049 shares of common stock were reserved for issuance under the 2017 Plan. In January 2021, the shares available for future issuance under the 2017 plan were increased by 3,045,189 shares pursuant to the annual increase described above.

Additionally, during 2019 and thereafter, the Company has granted equity awards as equity inducement awards material to entry into employment with the Company to certain newly hired employees outside of the Company’s existing plans in accordance with Nasdaq listing rule 5635(c)(4).  In February 2020 the Board of Directors adopted the 2020 Inducement Stock Incentive Plan (the “2020 Plan”), which permitted the Company to grant equity awards to newly hired employees in accordance with Nasdaq listing rule 5635(c)(4).   The aggregate number of shares reserved for issuance under the 2020 Plan was initially 750,000 shares but was increased to 1,050,000 shares in January 2021.

In October 2017, the Company’s board of directors adopted and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“ESPP”), which became effective upon the IPO and provides participating employees with the opportunity to purchase up to an aggregate of 468,823 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 937,646 shares of common stock, (ii) 1.0% of the number of shares of common stock outstanding on the first day of the fiscal year and (iii) an amount determined by the board of directors. The board of directors initiated the first offering under ESPP in October 2019.

Total share-based compensation expense related to the various plans during the years ended was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$21,381	$10,683	$3,559
General and administrative	23,995	10,461	4,174
Total share-based compensation expense	$45,376	$21,144	$7,733

Stock Options—Options granted generally vest over 48 months. Options granted to employees on or after December 5, 2013 generally vest in installments of (i) 25% at the one-year anniversary and (ii) in either 36 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date (as defined) subject to the employee’s continuous service with the Company. Options granted before December 5, 2013 vest over four years in equal annual installments of 25% at each anniversary of the grant date.

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)	Per Share	(in years)	(in thousands)
Outstanding, December 31, 2019	10,855	$13.52
Granted	2,884	37.93
Exercised	(1,208)	7.80
Forfeited	(795)	28.03
Outstanding, December 31, 2020	11,736	$19.13
Options exercisable, December 31, 2020	6,062	$10.96	6.22	$280,290
Expected to vest, December 31, 2020	5,674	$27.85	8.62	$166,527

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the common stock as of December 31, 2020.

During the years ended December 31, 2020, 2019 and 2018, the Company granted stock options to purchase an aggregate of 2.9 million, 4.4 million and 2.1 million shares of its common stock, respectively with weighted average grant date fair values of $27.52, $17.31 and $13.13, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 were $38.0 million, $15.7 million, and $5.0 million respectively calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

The fair market value of options vested during the years ended December 2020, 2019 and 2018 was $33.6 million, $12.9 million and $5.1 million, respectively.

At December 31, 2020, unrecognized compensation expense related to unvested options, was $100.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.84 years.

The assumptions used in the Black-Scholes model to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.32 - 1.76%	1.42 - 2.56%	2.68 - 2.99%
Dividend yield	0%	0%	0%
Volatility	84.4 - 87.8%	102.6 - 111.2%	87.0 - 110.9%
Expected terms (years)	5.31 - 6.08	5.31 - 6.08	5.94 - 6.25

Restricted Stock Units— The fair value of RSU’s is estimated based upon the closing market price of the Company’s common stock on the date of grant.  RSUs generally vest annually over a four-year period:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2019	—	$—
Granted	546	38.97
Vested	—	—
Forfeited	(44)	40.43
Unvested Balance at December 31, 2020	502	38.84

At December 31, 2020, there was approximately $16.2 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 3.4 years.

Employee Stock Purchase Plan—At December 31, 2020, 913,226 shares of common stock remained available for issuance pursuant to the ESPP. Eligible employees who elect to participate in an offering under the ESPP may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2020, a total of 58,938 shares of common stock were issued under the ESPP at average per share price of $26.71. During the year ended December 31, 2020, the Company recorded cash received from the issuance of stock to the ESPP of $1.6 million and recorded $0.8 million of stock-based compensation expense related to the ESPP.

17. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(344,874)	$(304,707)	$(127,502)
Denominator:
Weighted-average number of common shares used in net loss per common share -- basic and diluted	75,163	62,229	54,396
Net loss per common share -- basic and diluted	$(4.59)	$(4.90)	$(2.34)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Convertible notes	13,177	—	—
Common stock under option	11,736	10,854	7,498
Restricted stock units	502	—	—
Common stock warrants	—	—	14
Total	25,415	10,854	7,512

18. Related Party Transaction

Effective as of May 1, 2018, the Company entered into a subscription license agreement and a services agreement with Revon Systems, Inc. (“Revon”). Under the subscription license agreement, Revon granted the Company an exclusive license to use the Revon software platform and applications for any purpose with respect to the Company's programs in age-related macular degeneration, hemolytic diseases and complement-dependent nephropathies for an annual license fee of $0.2 million and an option to obtain a perpetual, exclusive license thereafter for $0.4 million. Under the services agreement, Revon provided development services with respect to the Revon software to the Company for $0.3 million during the first year. Prior to the acquisition of Revon by an unrelated third party in July 2019, the Company paid the remainder of the annual license fee due for the second year, exercised the option for the perpetual license and discontinued the services agreement. For the year ended December 31, 2019, the Company paid Revon a total of $0.7 million. There were no payments under the agreement during the year ended December 31, 2020.

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

19. Selected Quarterly Financial Data (Unaudited)

The following interim financial information presents the Company’s 2020 and 2019 results of operations on a quarterly basis (amounts in thousands except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Operating income/ (loss)	$(98,786)	$(115,508)	$(129,552)	$130,120
Net income/(loss)	(168,822)	(118,617)	(135,700)	78,265
Net income/(loss) per common share, basic (1)	(2.29)	(1.57)	(1.79)	1.03
Net income/(loss) per common share, diluted (1)	(2.29)	(1.57)	(1.79)	0.93

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Operating Loss	$(48,651)	$(63,476)	$(69,948)	$(105,940)
Net Loss	(50,574)	(71,090)	(69,825)	(113,218)
Net Loss per common share, basic and diluted (1)	(0.87)	(1.12)	(1.10)	(1.77)

(1)

The sum of the four quarters of earnings per share for 2020 and 2019 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.  For the quarter ended December 31, 2020, diluted net income per common share was calculated using the if-converted method, which adjusts both the numerator by removing the interest expense associated with the Convertible Notes and the denominator by increasing the share count.

20. Subsequent Events

On January 6, 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by the Company. The exchange transactions closed in January 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2020, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2020 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, beginning in March 2020, certain of our employees began working remotely.  We have not identified any material changes in the Company’s internal control over financial reporting as a result of these changes to the working environment.  We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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
February 25, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Delinquent Section 16(a) Reports,” and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services will be set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms	105
Consolidated Financial Statements as of and for the years ended December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020:
Consolidated Balance Sheets as of December 31, 2020 and 2019	108
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018	109
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2018 to December 31, 2020	110
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	111
Notes to Consolidated Financial Statements	113

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.8
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program	S-1/A	333-220941	10/30/2017	10.11
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.					X

10.18	Equity Distribution Agreement, dated December 28, 2018, by and between the Registrant and Citigroup Capital Markets, Inc.	S-3	333-299091	12/28/2018	1.2
10.19	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.20	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.21	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.22	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.23+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.24	Form of Exchange Agreement	8-K	001-38276	1/7/2021	10.1
10.25††	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)					X
10.26††	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche, LLP					X
23.2	Consent of Ernst & Young LLP					X
31.1~~*~~	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2~~*~~	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1~~*~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2~~*~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

†Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

††Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+Management contract or compensatory plan or arrangement.

Filed herewith.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: February 25, 2021	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)	February 25, 2021
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)	February 25, 2021
Timothy E. Sullivan

/s/ Nicole D. Perry	Vice President, Accounting and Treasurer (Principal Accounting Officer)	February 25, 2021
Nicole D. Perry

/s/ Gerald Chan	Director	February 25, 2021
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 25, 2021
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 25, 2021
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 25, 2021
Stephanie M. O’Brien

/s/ Paul Fonteyne	Director	February 25, 2021
Paul Fonteyne