Form 10-Q
period 2021-03-31
Apellis Pharmaceuticals, Inc.
filed 2021-04-28
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, the registrant had 80,496,771 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

`	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$265,435	$565,779
Marketable securities	458,237	311,869
Prepaid assets	17,203	11,400
Restricted cash	1,552	1,266
Other current assets	31,198	26,878
Total current assets	773,625	917,192
Non-current Assets:
Right-of-use assets	22,518	17,719
Property and equipment, net	7,077	6,803
Other assets	6,909	18,855
Total assets	$810,129	$960,569
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,158	$8,477
Accrued expenses	69,398	111,935
Current portion of development derivative liability	6,212	4,230
Current portion of right of use liabilities	3,902	3,685
Total current liabilities	83,670	128,327
Long-term liabilities:
Convertible senior notes	386,152	358,830
Development derivative liability	268,740	253,638
Operating lease liabilities	19,909	15,217
Total liabilities	758,471	756,012
Commitments and contingencies (Note 13)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2021 and December 31, 2020; 80,438 shares issued and outstanding at March 31, 2021, and 76,130 shares issued and outstanding at December 31, 2020	8	8
Additional paid-in capital	1,147,263	1,131,013
Accumulated other comprehensive loss	(1,620)	(117)
Accumulated deficit	(1,093,993)	(926,347)
Total stockholders' equity	51,658	204,557
Total liabilities and stockholders' equity	$810,129	$960,569

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$84,012	$69,282
General and administrative	40,579	29,504
Net operating loss	(124,591)	(98,786)
Loss on conversion of debt	(39,487)	—
Loss from remeasurement of development derivative liability	(17,084)	(68,406)
Interest income	134	2,275
Interest expense	(4,175)	(3,919)
Other income, net	1,544	14
Net loss	(183,659)	(168,822)
Other comprehensive loss:
Unrealized gain on marketable securities	79	1,394
Foreign currency loss	(1,582)	(230)
Total other comprehensive gain/ loss	(1,503)	1,164
Comprehensive loss, net of tax	$(185,162)	$(167,658)
Net loss per common share, basic and diluted	$(2.32)	$(2.29)
Weighted-average number of common shares used in net loss per common share, basic and diluted	79,219	73,720

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2021	76,130	$8	$1,131,013	$(117)	$(926,347)	$204,557
Impact of adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of shares in exchange of 2019 Convertible Notes, including issuance costs	3,976	—	162,258	—	—	162,258
Forfeiture of accrued interest in exchange of 2019 Convertible Notes	—	—	1,668	—	—	1,668
Issuance of common stock upon exercise of stock options	285	—	2,588	—	—	2,588
Vesting of restricted stock units, net of shares withheld for taxes	47	—	(956)	—	—	(956)
Share-based compensation expense	—	—	16,439	—	—	16,439
Unrealized gain on available-for-sale investments	—	—	—	79	—	79
Net loss	—	—	—	—	(183,659)	(183,659)
Foreign currency loss	—	—	—	(1,582)	—	(1,582)
Balance at March 31, 2021	80,438	$8	$1,147,263	$(1,620)	$(1,093,993)	$51,658

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2020	63,938	$6	$615,850	$(154)	$(581,473)	$34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,457	—	—	381,458
Issuance of common stock upon exercise of stock options	559	—	1,674	—	—	1,674
Share-based compensation expense	—	—	9,294	—	—	9,294
Unrealized gain on available-for-sale investments	—	—	—	1,394	—	1,394
Net loss	—	—	—	—	(168,822)	(168,822)
Foreign currency loss	—	—	—	(230)	—	(230)
Balance at March 31, 2020	75,422	$7	$1,008,275	$1,010	$(750,295)	$258,997

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(183,659)	$(168,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,439	9,294
Loss on conversion of debt	39,487	—
Loss from remeasurement of development derivative liability	17,084	68,406
Forfeiture of accrued interest in exchange of convertible notes	1,668	—
Amortization of right-of-use assets	112	57
Depreciation expense	282	85
Amortization of debt discounts	360	—
Amortization of discounts for convertible notes, net of financing costs	—	1,994
Changes in operating assets and liabilities:
Prepaid assets	(5,819)	(3,004)
Other current assets	(4,242)	(671)
Other assets	11,946	(460)
Accounts payable	(4,170)	(5,237)
Accrued expenses	(42,802)	(9,991)
Net cash used in operating activities	(153,314)	(108,349)
Investing Activities
Purchase of property and equipment	(484)	(435)
Purchase of available-for-sale securities	(171,281)	(227,419)
Proceeds from maturity of available-for-sale securities	25,000	—
Net cash used in investing activities	(146,765)	(227,854)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	381,593
Proceeds from development derivative liability	—	20,000
Proceeds from exercise of stock options	2,588	1,674
Payments of employee tax withholding related to equity-based compensation	(956)	—
Net cash provided by financing activities	1,632	403,267
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,611)	(152)
Net increase in cash, cash equivalents and restricted cash	(300,058)	66,912
Cash, cash equivalents and restricted cash at beginning of period	567,045	351,985
Cash, cash equivalents and restricted cash at end of period	$266,987	$418,897
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$265,435	$417,881
Restricted cash	1,552	1,016
Total cash, cash equivalents, and restricted cash	$266,987	$418,897
Supplemental Disclosure of Financing Activities
Cash paid for Interest	$6,893	$3,829
2019 Convertible Notes exchanged for common stock	$126,129	$—

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020

(unaudited)

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

The Company is subject to risks common in the biotechnology industry including, but not limited to, raising additional capital, development by its competitors of new technological innovations, its ability to successfully complete preclinical and clinical development of product candidates and receive timely regulatory approval of products, market acceptance of the Company’s products, protection of proprietary technology, healthcare cost containment initiatives, and compliance with governmental regulations, including those of the U.S. Food and Drug Administration (“FDA”). Additionally, the Company is subject to risks arising from the Coronavirus Disease 2019 (COVID-19) pandemic, which could have adverse effects upon its business and operations, including on its ability to initiate, conduct and complete clinical trials, delay the initiation of planned and future clinical trials and could disrupt regulatory activities.

Adoption of ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20)

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) which reduces complexity in applying GAAP to certain financial instruments with characteristics of liability and equity. The ASU removes the guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The ASU further revises the guidance to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. The impact of the adoption of the statement increased net debt outstanding and decreased net equity by $149.7 million as of January 1, 2021. Of the $149.7 million decrease to net equity, $16.0 million was recorded to retained earnings. See Note 5, Long Term Debt for additional information.

Convertible Notes Exchange

In January 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its convertible notes issued in September 2019 (the “2019 Convertible Notes”). Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by the Company. The Company also issued 69,491 shares for settlement of issuance costs paid to the Company’s advisor. The Company recognized a total loss on conversion of debt in the unaudited condensed consolidated statement of operations of $39.5 million. As of March 31, 2021, the Company held as treasury Convertible Notes the $126.1 million principal amount of exchanged notes and such notes have not been cancelled. See Note 5, Long Term Debt for additional information.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of April 28, 2021, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $265.4 million and marketable securities of $458.2 million as of March 31, 2021 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is subject to risks common to other life science companies in the development stage including, but not limited to, uncertainty of product development and commercialization, lack of marketing and sales history, development by its competitors of new technological innovations, dependence on key personnel, market acceptance of products, product liability, protection of proprietary technology, ability to raise additional financing, and compliance with FDA and other government regulations. If the Company does not successfully commercialize any of its product candidates, it will be unable to generate recurring product revenue or achieve profitability. The Company’s plans to meet its short-term and longer-term operating cash flow requirements include obtaining additional funding.

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company (2) enter into collaborative agreements with strategic partners to obtain funding, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations, or is not able to obtain funding on a timely basis on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Apellis Australia Pty Ltd, Apellis Bermuda Limited, Apellis Germany GmbH, Apellis Ireland Ltd, Apellis Netherlands B.V., Apellis Switzerland GmbH, Apellis UK Limited, APL DEL Holdings LLC, APL Sales Corp I, LLC, APL PRG I, Corp. and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

For elements of collaboration arrangements that are not accounted for pursuant to guidance in ASC 606, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and in a separate line item from revenue recognized from contracts with customers, if any, in the Company’s consolidated statements of operations.

Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, the Company performs the following steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company evaluates the performance obligations promised in the contract that are based on goods and services that will be transferred to the customer and determine whether those obligations are both (i) capable of being distinct and (ii) distinct in the context of the contract. Goods or services that meet these criteria are considered distinct performance obligations. The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential transaction price and the likelihood that the transaction price will be received. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and, if so, these options are considered performance obligations. The Company has not currently identified any such material rights.

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

See Note 11, License and Collaboration Agreements, for further discussion related to the Collaboration and License Agreement with Swedish Orphan Biovitrum AB (Publ) (“Sobi”).

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

The Company’s financial instruments, in addition to those presented in Note 5, Long-term Debt, Note 7, Marketable Securities, and Note 9, Fair Value Measurements, include cash and cash equivalents, other receivables, accounts payable and accrued liabilities. Management believes that the carrying amounts of certain cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the condensed consolidated balance sheets for certain cash and cash equivalents are valued at cost, which approximates their fair value. See Note 9, Fair Value Measurements, for additional information.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s customs import bond and facility lease agreements of $1.6 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company records as restricted cash the collateral used to secure these letters of credit.

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

3. Prepaid Assets and Accrued Expenses

Prepaid assets include $14.1 million and $8.0 million of prepaid research and development costs as of March 31, 2021 and December 31, 2020, respectively.

Accrued expenses are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development	$32,586	$47,879
Accrued license fee	—	25,050
Accrued payroll liabilities	11,857	22,896
Other	24,955	16,110
Total	$69,398	$111,935

4. Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement, (the “SFJ Agreement”), with SFJ Pharmaceuticals Group (“SFJ”), under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations.

On June 7, 2019, the Company and SFJ amended the development funding agreement, (the “SFJ Amendment”). Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of pegcetacoplan for the treatment of patients with PNH.

As of March 31, 2021, the Company has received a total of $140.0 million from SFJ as the Company met milestones as identified in the agreement. The Company did not receive any funds under the SFJ agreement in 2021. In the three months ended March 31, 2020, the Company received $20.0 million, from SFJ.

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

The SFJ Agreement is presented as a derivative liability on the condensed consolidated balance sheet and is considered a level three derivative, and, as such, is recorded at fair value and remeasured each quarter. The change in fair value due to the remeasurement of the development derivative liability resulted in a $17.1 million loss and a $68.4 million loss for the three months ended March 31, 2021 and 2020, respectively, recorded on the unaudited condensed consolidated statement of operations. The development derivative liability has a remeasured fair value of $275.0 million on the consolidated balance sheet at March 31, 2021. At March 31, 2021, $6.2 million of the $275.0 million of the development derivative liability fair market value is included in current liabilities.

The following table presents a rollforward of the development derivative liability (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Balance at fair market value, January 1,	$257,868	$134,839
Amounts received under the SFJ Agreement and SFJ Amendment	—	20,000
Loss recorded in loss from remeasurement of development derivative liability	17,084	68,406
Balance at fair market value, March 31,	$274,952	$223,245

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.76%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.76% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

5. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of the 2019 Convertible Notes with an aggregate principal amount of $220.0 million issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee.

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million by the Company. The Company used $28.4 million of the net proceeds from the sale of the 2019 Convertible Notes to pay the cost of the capped call transactions in September 2019 described below.

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

Prior to the adoption of ASU 2020-06 effective January 1, 2021, the Company used an effective interest rate of 10.5% to determine the liability component of the 2019 and 2020 Convertible Notes. This resulted in the recognition of $145.1 million and $204.5 million as the liability component of the 2019 and 2020 Convertible Notes, respectively and the recognition of the residual amount of $74.9 million and $95.5 million as the debt discount with a corresponding increase to additional paid in capital for the equity component of the 2019 and 2020 Convertible Notes, respectively. The 2020 Convertible Notes aggregate debt issuance costs of $6.0 million were allocated to the liability and equity components in the amounts of $3.7 and $2.3 million, respectively. The 2019 Convertible Notes aggregate debt issuance costs of $7.1 million were allocated to the liability and equity components in the amounts of $4.7 million and $2.4 million, respectively.

Effective January 1, 2021, the Company adopted ASU 2020-06 using the modified retrospective method. Upon adoption, the Company increased net debt and reduced net equity by $149.7 million. The $149.7 million consisted of several items. The first item is the reclassification from equity to debt of the residual amounts originally identified as the equity components of the 2019 and 2020 Convertible Notes of $74.9 million and $95.5 million, respectively. The equity component reclassification was offset by the adjustment to retained earnings for the reversal of previous non-cash interest expense recorded for the amortization of the equity components of $17.1 million. The second item is the reclassification from equity to debt of the debt issuance costs originally allocated to equity for the 2019 and 2020 Convertible Notes of $2.4 million and $2.3 million, respectively. The debt issuance costs reclassification was offset by the adjustment to retained earnings for previous amortization of the debt issuance costs recorded of $1.1 million.

In January 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by the Company. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. The Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, the Company issued 69,491 shares as settlement of debt issuance costs paid to the Company’s advisor in connection with the conversion transaction. The Company recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which the Company charged to interest expense and to equity. As of March 31, 2021, the Company held as treasury Convertible Notes the $126.1 million principal amounts of exchanged notes and such notes had not been cancelled.

Interest expense for the Convertible Notes was $4.2 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, interest expense included accrued semi-annual coupon payable of $3.8 million and amortization of debt issuance costs of $0.4 million. For the three months ended March 31, 2020 interest expense included the amortization of the discount on the Convertible Notes of $1.9 million, an accrued semi-annual coupon payable of $1.9 million and amortization of debt issuance costs of $0.1 million. As of March 31, 2021, $7.7 million of debt issuance costs was recorded on the unaudited condensed consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate principal balance of the Convertible Notes, net of unamortized debt issuance costs, as of March 31, 2021 and December 31, 2020 was $386.2 million and $358.8 million respectively.

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

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital at March 31, 2021 for the 2019 and 2020 Convertible Notes, respectively.

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

The Company enters into lease agreements with terms generally ranging from 2-7 years. Some of the Company’s lease agreements include Company options to extend the lease on a month-to-month basis or for set periods for up to five years. Many of these leases also include options to terminate the leases within one year or per other contractual terms. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.

As of March 31, 2021 and December 31, 2020, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Operating Lease Assets	$22,518	$17,719
Operating Lease Liabilities	$23,811	$18,902
Weighted Average Remaining Term in years	5.35	4.66
Weighted Average discount rate used to measure outstanding lease liabilities	7.76%	7.74%

For the three months ended March 31, 2021 and 2020, the total lease cost for operating lease expense was $1.3 million and $1.0 million, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31 is as follows (in thousands):

	2021	2020
Operating cash flows for operating leases	$1,588	$968
Operating lease assets obtained in exchange for lease obligations	$5,675	$334

The maturities of the Company’s operating lease liabilities as of March 31, 2021 are as follows (in thousands):

2021	$4,204
2022	5,415
2023	5,480
2024	4,811
2025 and thereafter	9,267
Total future minimum lease payments less	29,177
Imputed interest	(5,366)
Total operating lease liabilities	$23,811

7. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$458,158	$79	$—	$458,237

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$311,877	$11	$(19)	$311,869

All available-for-sale securities mature in one year or less.

8. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the three months ended March 31, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	79	(1,582)	(1,503)
Balances, March 31, 2021	71	(1,691)	(1,620)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	1,394	(230)	1,164
Balances, March 31, 2020	1,394	(384)	1,010

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		March 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$213,175	$—	$—	$213,175
	Bank certificates of deposit	43,582	—	—	43,582
Total Financial Assets		$256,757	$—	$—	$256,757

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$427,515	$—	$—	$427,515
	Bank certificates of deposit	43,577	—	—	43,577
Total Financial Assets		$471,092	$—	$—	$471,092

* The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

The Company’s Convertible Notes are Level 1 category within the fair value level hierarchy at March 31, 2021 due to the adoption of ASU 2020-06. The fair value of the Convertible Notes was $547.3 million at March 31, 2021. At December 31, 2020, the Company’s Convertible Notes were Level 2 category within the fair value level hierarchy. At December 31, 2020, the fair value of debt was determined using broker quotes in a non-active market for valuation. As of December 31, 2020, the debt component of the Company's Convertible Notes was $676.2 million. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at March 31, 2021 and December 31, 2020.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		March 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$458,237	—	—	$458,237
Total Financial Assets		$458,237	$—	$—	$458,237

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$274,952	$274,952
Total Financial Liabilities		$—	$—	$274,952	$274,952

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	US government obligations	$89,990	$—	$—	$89,990
Marketable securities:	US government obligations	311,869	—	—	311,869
Total Financial Assets		$401,859	$—	$—	$401,859

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$257,868	$257,868
Total Financial Liabilities		$—	$—	$257,868	$257,868

The fair value of the SFJ Agreement is presented as a development derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.76%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.76% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms.

10. Income Taxes

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets for the period ended on March 31, 2021.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. The Company has not recorded any amounts for unrecognized tax positions for the period ended on March 31, 2021.

For the three months ended on March 31, 2021 and 2020, the Company did not record any current or deferred income tax expense or benefit.

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

Pursuant to ASC 606, for the year ended December 31, 2020 the Company recognized the $250.0 million in revenue as this is the amount allocated to the license. The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606. As ASC 808 does not include recognition guidance, the Company has established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by the Company, with a contra- research and development expense recognized in the statement of operations, over time as the expenses are incurred.

Under the Sobi collaboration agreement, for the three months ended March 31, 2021, the Company did not recognize licensing revenue. As of March 31, 2021, the Company recognized $8.1 million for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement from Sobi. As of December 31, 2020, the Company had recorded a $43.0 million receivable for contra-research and development reimbursement on the consolidated balance sheet, with $25.0 million and $18.0 million in current and long-term assets, respectively. The Company received a $25.0 million payment from Sobi in January 2021. As of March 31, 2021, the Company has a receivable of $26.1 million for contra-research and development reimbursement from Sobi recognized on the unaudited condensed consolidated balance sheet with $20.0 million recognized in current assets and $6.1 million recognized in other assets.

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

In January 2021, the Company paid $25.0 million for royalty expense owed to Penn related to the Sobi Agreement and another licensing transaction. As of December 31, 2020 the $25.0 million was recognized in accrued expenses on the consolidated balance sheet and recognized in license fees on the consolidated income statement.

In addition to the license agreement with Penn, the Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product.

13. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of March 31, 2021, the Company would be required to pay certain termination costs and other fees of approximately $3.2 million that would be incurred in future periods.

The Company has certain non-cancellable purchase obligations related to the manufacturing of drug substance and drug product, primarily with Bachem Americas, Inc., and Bachem AG, collectively (“Bachem”) for the drug substance for the finished dosage form of pegcetacoplan and with NOF Corporation and NOF America Corporation, collectively, (“NOF”) for a component of pegcetacoplan. As of March 31, 2021, the Company has non-cancellable purchase commitments for 2021 with Bachem and NOF in the amount of approximately $16.4 million and $32.4 million, respectively. Subsequent to March 31, 2021, the Company became obligated for additional non-cancellable purchase commitments to Bachem and NOF for 2021 of approximately $2.9 million and $6.4 million, respectively.

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

	For the Three Months Ended March 31,
	2021	2020
Convertible notes	9,981	5,575
Common stock options	13,404	9,434
Restricted stock units	949	298
Total	24,334	15,307

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2021, which we refer to as the 2020 Annual Report on Form 10-K.

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

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating pegcetacoplan in patients with GA in September 2018. We refer to these trials as the DERBY and OAKS trials. Both trials are fully enrolled and we expect to announce top-line data from these trials in the third quarter of 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months. Additionally, data released in April 2021 from a post hoc analysis of seven patients in our Phase 1b trial of pegcetacoplan in patients with advanced GA and low vision demonstrated a trend in reduced lesion growth in eyes treated with pegcetacoplan versus untreated fellow eyes after 24 months of treatment.

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

Pipeline. We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration. We plan to conduct clinical trials of these compounds in additional complement-dependent indications. APL-9 is a C3 modulator designed to be intravenously administered for acute use. In May 2020 we initiated a Phase 1/2 randomized, placebo-controlled clinical trial for APL-9 in 66 patients with respiratory failure including acute respiratory distress syndrome (ARDS) secondary to COVID-19. In March 2021 we announced that we will not pursue additional development of APL-9 for the treatment of severe COVID-19 after an interim review of data from the Phase 1/2 trial by an independent data monitoring committee found no meaningful reduction in the overall mortality rate in patients treated with APL-9 in combination with standard of care therapy compared to the standard of care alone. No safety signals were observed by the data monitoring committee. We expect to report results from this trial in the second quarter of 2021. We are also developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications. We plan to advance three new product candidates into clinical development by the end of 2022.

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

We have not generated any revenue from product sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $183.7 million and $168.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $1.1 billion. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and APL-9; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

As of March 31, 2021 we had cash, cash equivalents and marketable securities of $723.7 million. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021, along with the committed development reimbursement payments from Sobi, will enable us to fund our operating and capital expenditure requirements at least into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Under the SFJ Agreement, following regulatory approval by the FDA or EMA under the SFJ Agreement for the use of pegcetacoplan as a treatment for PNH, we will be obligated to pay SFJ an initial payment of up to $5.0 million (or a total of $10.0 million if regulatory approval is granted by the FDA and the EMA) and then up to an additional $226.0 million in the aggregate (or up to $452.0 million if regulatory approval is granted by the FDA and the EMA) in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $39.4625 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the indenture governing the Convertible Notes, or the Indenture.

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

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and expect to receive the balance in installments over the next three years, subject to certain conditions. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ Pharmaceuticals.

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

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

For the three months ended March 31, 2021 we did not recognize licensing revenue. As of March 31, 2021, we recognized $8.1 million in contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement from Sobi. As of December 31, 2020, we had recorded a $43.0 million receivable for contra-research and development reimbursement, with $25.0 million and $18.0 million recorded in current and long-term assets, respectively. In January 2021, we received a $25.0 million development reimbursement payment from Sobi. As of March 31, 2021, we have a receivable of $26.1 million for contra-research and development reimbursement from Sobi recognized on the unaudited condensed consolidated balance sheet, with $20.0 million of the receivable in current assets and $6.1 million in other assets.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

The following critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•	Licensing and Collaboration Revenue
•	Accrued Research and Development
•	Convertible Notes
•	Capped Call Transactions, and
•	Development Derivative Liability

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Operating expenses:
Research and development	84,012	69,282	14,730	21%
General and administrative	40,579	29,504	11,075	38
Net operating loss	(124,591)	(98,786)	(25,805)	26
Loss on conversion of debt	(39,487)	—	(39,487)	100
Loss from remeasurement of development derivative liability	(17,084)	(68,406)	51,322	(75)
Interest income	134	2,275	(2,141)	(94)
Interest expense	(4,175)	(3,919)	(256)	7
Other income, net	1,544	14	1,530	10,929
Net loss	$(183,659)	$(168,822)	$(14,837)	9

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended March 31,		Change	Change
	2021	2020	$	%
Clinical trial costs	29,591	19,492	10,099	52%
Compensation and related personnel costs	24,557	16,708	7,849	47
Contract manufacturing	21,809	26,178	(4,369)	(17)
Sobi development milestone	(8,053)	—	(8,053)	100
Research / Innovation costs	3,678	3,282	396	12
Other development costs	10,403	2,547	7,856	308
Pre-clinical study expenses	1,919	720	1,199	167
Device development expenses	108	355	(247)	(70)
Total research and development expenses	$84,012	$69,282	$14,730	21

Research and development expenses increased by $14.7 million to $84.0 million for the three months ended March 31, 2021 from $69.3 million for the three months ended March 31, 2020, an increase of 21%. The increase in research and development expenses was primarily attributable to an increase of $10.1 million in clinical trial costs associated the on-going Phase 3 trials and the preparation for and commencement of our clinical trials in other indications, an increase of $7.8 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $9.5 million in research and development supporting activities caused primarily by increased quality and medical affairs expenses. The increases were offset by a decrease of $8.1 million in contra research and development expense related to the Sobi transaction, $4.4 million in contract manufacturing expenses due to timing of drug supply and analytical activity and $0.2 million in device development expenses. We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of ongoing trials increases.

General and Administrative Expenses

General and administrative expenses increased by $11.1 million to $40.6 million for the three months ended March 31, 2021, from $29.5 million for the three months ended March 31, 2020, an increase of 38%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $7.8 million, an increase in professional and consulting fees and general commercial preparation activities of $3.2 million, an increase of $0.6 million in director stock compensation expense, and an increase in $0.1 million in insurance, offset by a decrease in general office costs and conference and travel related expenses of $0.6 million. The increase in employee related costs of $7.8 million consisted of a $4.7 million increase in salaries and benefits primarily due to the increase in the number of employees, $4.1 million related to stock expense associated with the grant of stock options and restricted stock units to employees offset by a decrease of $1.0 million in recruitment expense. The increase in other professional and consulting fees and general commercial preparation activities of $3.2 million primarily related to an increase in commercial related activity of $4.8 million, offset by a decrease in general professional fees of $1.3 million and a decrease in communication and public relations fees of $0.3 million.

Loss on Conversion of Debt

In January 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of our 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by us. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. We reduced net debt outstanding and increased equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchange notes. We also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares.  Additionally, we issued 69,491 shares as settlement of debt issuance costs paid to our advisor in connection with the conversion transaction. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which we charged to interest expense and to equity. We recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs.  As of March 31, 2021, we held as treasury Convertible Notes the $126.1 million principal amount of exchanged notes and such notes have not been cancelled.

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

We remeasure the fair value of the liability as a level 3 derivative at the end of each quarter. The remeasurement as of March 31, 2021 and March 31, 2020 resulted in a change in fair value recorded as a loss in the unaudited condensed consolidated statements of operations of $17.1 million and $68.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Interest Expense

Interest expense was $4.2 million for the three months ended March 31, 2021 and $3.9 million for the three months ended March 31, 2020 primarily related to the 2019 and 2020 Convertible Notes. The increase in interest was primarily due to the increase in the Convertible Notes outstanding offset by the adoption of ASU 2020-06 which reduced the amount of non-cash interest recognized on the debt discount.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2021, a decrease of $2.1 million, compared to $2.2 million for the three months ended March 31, 2020. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates.

Other Income, Net

Other income, net during the three months ended March 31, 2021, decreased $1.5 million compared to the three months ended March 31, 2020.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(153,314)	$(108,349)
Net cash used in investing activities	(146,765)	(227,854)
Net cash provided by financing activities	1,632	403,267
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,611)	(152)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(300,058)	$66,912

Net Cash Used in Operating Activities

Net cash used in operating activities was $153.3 million for the three months ended March 31, 2021 and consisted primarily of a net loss of $183.7 million adjusted for $75.4 million of non-cash items, including a loss on early conversion of debt of $39.5 million and a loss from remeasurement of development derivative liability of $17.1 million, share-based compensation expense of $16.4 million, and the forfeiture of accrued interest in the exchange of the 2019 Convertible Notes of $1.7 million, a net increase in operating assets of $1.9 million, an decrease in accounts payable of $4.1 million and an decrease in accrued expenses of $42.8 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $146.8 million due primarily to the purchase of marketable securities.

Net cash used in investing activities during the three months ended March 31, 2020 was $227.9 million due primarily to the purchase of marketable securities with proceeds from the January 2020 follow-on offering.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million during the three months ended March 31, 2021 and consisted primarily of $2.6 million upon the exercise of stock options offset by $1.0 million for the payment of employee tax withholding related to equity-based compensation.

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2021, along with the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Although we expect that our cash, cash equivalents and marketable securities will be sufficient to allow us to complete the DERBY and OAKS clinical trials, we do not believe they will be sufficient to allow us to support both the systemic and ophthalmological pegcetacoplan programs through commercial launch. Because of the numerous risks and uncertainties associated with the development of pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of clinical trials and of seeking regulatory approvals of pegcetacoplan and other product candidates we may pursue
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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2020 Annual Report on Form 10-K. See Note 12 to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments.

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments as of December 31, 2020 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $723.7 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability. Our net losses were $183.7 million and $168.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

•

The COVID-19 pandemic may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business and operations.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $183.7 million for the three months ended March 31, 2021 and $344.9 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $1.1 billion. We have not generated any revenues from product sales, have not completed the development of any product candidate and may never have a product candidate approved for commercialization. We have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the three months ended March 31, 2021, and in the years ended December 31, 2020, 2019 and 2018, we used net cash of $153.3 million, $160.5 million, $211.1 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of March 31, 2021, our cash, cash equivalents and marketable securities were $723.7 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for, seek marketing approval for and prepare for commercialization of, our product candidates. In addition, if we obtain marketing approval for pegcetacoplan or any of our other product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, particularly if we commercialize the ophthalmological program outside the United States without a collaborator or if we fail to establish substantial commercial sales of systemic pegcetacoplan. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

In January 2021, we closed privately negotiated exchange agreements to modify the conversion terms with certain holders of our outstanding convertible notes issued in September 2019, or the 2019 Convertible Notes, under which we issued approximately 3.9 million shares of common stock in exchange for approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes. The effective price per share of the common stock issued in the exchange transactions was lower than the trading price of the Company’s common stock on the Nasdaq market at the time of settlement of the exchanges. We may in the future exchange additional principal amount of our Convertible Notes and the effective price per share of the common stock may be lower than the trading price at such time.

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

We incurred an aggregate of $520.0 million of indebtedness as a result of the issuance of convertible notes in September 2019 and May 2020, or the Convertible Notes, of which an aggregate of approximately $393.9 million is outstanding and held by third parties as of the date of this Quarterly Report on Form 10-Q. We issued approximately 3.9 million shares of our common stock in exchange for approximately $126.1 million of 2019 Convertible Notes in January 2021. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we have been required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We have reported lower net income in our financial results because ASC 470-20 required interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which may have adversely affect our reported financial results, the trading price of our common stock and the trading price of the Convertible Notes.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) to reduce complexity in applying GAAP to certain financial instruments with characteristics of liability and equity. The Company early adopted this statement effective January 1, 2021 using the modified retrospective method. The impact of the adoption of the statement is to increase debt and decrease equity by the amount of the equity component of convertible notes recognized in equity and to decrease the interest expense by the non-cash portion of the discount amortization. Adoption of this statement or other changes to the current accounting standards related to the Convertible Notes could decrease our weighted average basic earnings per share or other financial metrics, but we do not believe that the adoption of this statement will have a materially adverse impact upon our financial statements.

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

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies and conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business and operations.

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

In March 2021 we decided not to pursue additional development of APL-9 for the treatment of severe COVID-19. The decision followed an interim review of mortality data from the Phase 1/2 study by an independent data monitoring committee, or the DMC, which found no meaningful reduction in the overall mortality rate in patients treated with APL-9 in combination with standard of care therapy compared to standard of care alone. No safety signals were observed by the DMC.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials. In particular, we have entered into commercial supply agreements with Bachem Americas, Inc., or Bachem, and NOF Corporation, or NOF, to purchase a significant portion of our requirements for the pegcetacoplan drug substance and drug intermediates, respectively, over the next five years. We have also entered into long-term commercial supply agreements with other suppliers of raw materials, drug intermediates, drug substance and drug product. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for pegcetacoplan that resulted in delays in the supply of pegcetacoplan. These delays resulted in us incurring additional costs and delays in our PNH development program. Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our clinical trials in patients with GA and wet AMD due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan ophthalmological drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. If we experience other issues or delays in the future, our development of pegcetacoplan may be materially delayed and our business adversely affected.

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales. Accordingly, for example, if Bachem or NOF were to experience manufacturing and supply issues, we would have difficulty in procuring the drug intermediates and drug substance needed for the supply and manufacture of pegcetacoplan. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. If we or any third-party parties on which we rely are adversely impacted by restrictions or limitations resulting from the COVID-19 pandemic, our ability to manufacture and supply pegcetacoplan may be disrupted, which would limit our ability to conduct our clinical trials or prepare for our commercial launch. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products.

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

We are a party to patent license agreements with The University of Pennsylvania, or Penn, under which we license patent rights relating to a family of compounds for use in all fields. The licensed patent rights include issued U.S. and foreign patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and that specifically recite the active component. We may enter into additional license agreements in the future. Our license agreements with Penn impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Some of our in-licensed intellectual property with respect to our product candidates has been funded in part by the U.S. government and, therefore, would be subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act. The “march-in” provisions of the Bayh-Dole Act allow the U.S. government under strictly limited circumstances to require the patent owners to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government-funded program. The U.S. government can exercise its march-in rights if it determines that action is necessary because the patent owner fails to achieve practical application of the new invention or because action is necessary to alleviate health concerns or address the safety needs of the public. Intellectual property discovered under the government-funded program is also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Penn has requested a waiver of the U.S. manufacturing requirement, but there can be no assurance that such waiver will be granted.

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

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2020, the number of our employees increased from 235 on December 31, 2019 to 374 on December 31, 2020. As of March 31, 2021, we had 391 employees and we expect the number of employees to continue to increase significantly in 2021. Our principal office is located in Massachusetts and we maintain additional offices in California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of March 31, 2021, we had options to purchase an aggregate of 13,404,381 shares of our common stock outstanding, of which options to purchase 6,642,110 shares were vested and 949,377 outstanding unvested restricted stock units that upon vesting would result in the issuance of 949,377 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,098,982 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. COVID relief provisions were also included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. The FFCR Act, the CARES Act, and the CAA contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years.The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation on the tax deductibility of net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

As of December 31, 2020, we had both federal and state net operating loss carryforwards of $358.2 million and $405.0 million, respectively, and federal and state research and development tax credit carryforwards of $34.2 million and $6.5 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $276.9 million may be carried forward indefinitely. The remaining net operating loss and research and development tax credit carryforwards will begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the CARES act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 14, “Income Taxes,” of the financial statements in our 2020 Annual Report on Form 10-K for additional information related to our accounting for income taxes.

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

As of March 31, 2021, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 24.7% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 15.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

On February 9, 2021, we issued 69,491 shares of common stock to the placement agent as consideration for its services in connection with our exchange of the 2019 Convertible Notes for shares of common stock. The shares of common stock issued in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act. The recipient of the securities represented that it was an accredited investor and was acquiring the securities for its own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the securities

Item 6.	Exhibits.

Exhibit Number	Description

10.1*†	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation

10.2	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: April 28, 2021	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: April 28, 2021	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)

 Benefial own