Form 10-Q
period 2021-06-30
Apellis Pharmaceuticals, Inc.
filed 2021-08-09
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 87,003,285 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•

our plans with respect to our ongoing and planned clinical trials for our product candidates, whether conducted by us or Swedish Orphan Biovitrum AB (Publ), or Sobi, or by any future collaborators, including the timing of dosing of patients, enrollment and completion of these trials and of the anticipated results from these trials;

•	the ongoing commercialization of EMPAVELI;
•	our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of EMPAVELI and any future products
•	the rate and degree of market acceptance and clinical utility of EMPAVELI and any future products;
•	our plans to develop our current and future product candidates for any additional indications;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our plans to initiate clinical trials of our current and future product candidates;
•	the potential clinical benefits and attributes of our current and future product candidates we may develop and the inhibition of C3;
•	our plans to research and develop any current and future product candidates we may develop;
•	our current and any future collaborations for the development and commercialization of our current and future product candidates;
•	the potential benefits of any collaboration;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of the COVID-19 pandemic on our clinical trials, business and operations; and
•	the impact of government laws and regulations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Note regarding certain references in this Quarterly Report on Form 10-Q

Unless otherwise stated or the context indicates otherwise, all references herein to “Apellis,” “Apellis Pharmaceuticals, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Apellis Pharmaceuticals, Inc. and its wholly owned subsidiaries.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, as more fully described herein; whereas, unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability. Our net losses were $402.9 million and $287.4 million for the six months ended June 30, 2021 and 2020, respectively.

•

We have only recently obtained marketing approval and begun to commercialize EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, in the United States, and have neither obtained marketing approval nor commercialized any other products for any other indications or outside the United States, which may make it difficult to evaluate our future prospects. We will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities.

•

We will need substantial additional funding, to allow us to support both the systemic and ophthalmological pegcetacoplan programs through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We believe that our existing cash, cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022.

•

We are required to make substantial payments to SFJ Pharmaceuticals Group, or SFJ, pursuant to our development funding agreement as a result of receiving regulatory approval of EMPAVELI for the treatment of PNH. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the development funding agreement, SFJ could exercise its remedies as a holder of a first priority security interest in our assets and our business could be materially harmed.

•

We are dependent on the successful commercialization of EMPAVELI in PNH in the United States and the successful development and commercialization of pegcetacoplan in other jurisdictions and other disease indications. If we are unable to successfully commercialize EMPAVELI or develop, obtain marketing approval for or successfully commercialize pegcetacoplan in other jurisdictions and other indications, either alone or through a collaboration or if we experience significant delays in doing so, our business could be harmed.

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining approvals for the commercialization of pegcetacoplan in PNH outside the United States and in other indications or any other product candidate that we develop. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval to commercialize pegcetacoplan in PNH outside the United States or in other indications or any other product candidate that we develop.

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

•

Other than EMPAVELI, there are no approved therapies that act by inhibiting C3 As a result, pegcetacoplan and other product candidates that we may develop may not demonstrate the pharmacological benefits we believe it may possess.

•

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulators, we may incur additional costs or experience delays in completing, or ultimately may not be able to complete, the development and commercialization of these product candidates.

•

We may not be able to switch patients who are being treated for PNH with eculizumab or ravulizumab, which are the current standard of care of PNH, to EMPAVELI, and EMPAVELI or any other product candidates that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

•

We contract with third parties for the manufacture, storage and distribution of commercial supply of EMPAVELI and clinical supply for commercial supply of EMPAVELI and clinical supply for our product candidates and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of EMPAVELI or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. If these third parties do not perform satisfactorily, our development or commercialization efforts could be delayed or impaired.

•	Our prospects for the development and commercialization of systemic pegcetacoplan outside of the United States will depend in significant part on the success of our collaboration with Sobi.

•

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business, including our patent license agreements with the University of Pennsylvania under which we license patents with claim that recite a class of compounds generically covering pegcetacoplan in other indications and APL-9, and that specifically recite the active component.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

`	June 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$270,764	$565,779
Marketable securities	328,246	311,869
Accounts receivable	719	—
Inventory	3,731	—
Prepaid assets	18,866	11,400
Restricted cash	1,572	1,266
Other current assets	31,228	26,878
Total current assets	655,126	917,192
Non-current Assets:
Right-of-use assets	21,939	17,719
Property and equipment, net	6,750	6,803
Other assets	16,097	18,855
Total assets	$699,912	$960,569
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,339	$8,477
Accrued expenses	134,303	111,935
Current portion of development derivative liability	14,110	4,230
Current portion of right of use liabilities	4,035	3,685
Total current liabilities	157,787	128,327
Long-term liabilities:
Convertible senior notes	386,471	358,830
Development derivative liability	278,022	253,638
Operating lease liabilities	19,125	15,217
Total liabilities	841,405	756,012
Commitments and contingencies (Note 15)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2021 and December 31, 2020; 80,956 shares issued and outstanding at June 30, 2021, and 76,130 shares issued and outstanding at December 31, 2020	8	8
Additional paid-in capital	1,173,512	1,131,013
Accumulated other comprehensive loss	(1,829)	(117)
Accumulated deficit	(1,313,184)	(926,347)
Total stockholders' equity	(141,493)	204,557
Total liabilities and stockholders' equity	$699,912	$960,569

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$623	$—	$623	$—
Total revenue:	623	—	623	—
Operating expenses:
Research and development	95,943	87,094	179,955	156,377
Cost of research collaboration	50,000	—	50,000	—
General and administrative	48,967	28,414	89,546	57,918
Total operating expenses:	194,910	115,508	319,501	214,295
Net operating loss	(194,287)	(115,508)	(318,878)	(214,295)
Loss on conversion of debt	—	—	(39,487)	—
Gain/(loss) from remeasurement of development derivative liability	(21,180)	2,770	(38,264)	(65,636)
Interest income	104	1,025	237	3,300
Interest expense	(3,767)	(6,909)	(7,941)	(10,828)
Other income, net	(61)	5	1,483	20
Net loss	(219,191)	(118,617)	(402,850)	(287,439)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on marketable securities	(35)	(842)	44	552
Foreign currency gain/(loss)	(174)	161	(1,756)	(69)
Total other comprehensive gain/(loss)	(209)	(681)	(1,712)	483
Comprehensive loss, net of tax	$(219,400)	$(119,298)	$(404,562)	$(286,956)
Net loss per common share, basic and diluted	$(2.72)	$(1.57)	$(5.04)	$(3.85)
Weighted-average number of common shares used in net loss per common share, basic and diluted	80,654	75,550	79,938	74,635

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2021	76,130	$8	$1,131,013	$(117)	$(926,347)	$204,557
Impact of adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of shares in exchange of 2019 Convertible Notes, including issuance costs	3,976	—	162,258	—	—	162,258
Forfeiture of accrued interest in exchange of 2019 Convertible Notes	—	—	1,668	—	—	1,668
Issuance of common stock upon exercise of stock options	285	—	2,588	—	—	2,588
Vesting of restricted stock units, net of shares withheld for taxes	47	—	(956)	—	—	(956)
Share-based compensation expense	—	—	16,439	—	—	16,439
Unrealized gain on available-for-sale investments	—	—	—	79	—	79
Net loss	—	—	—	—	(183,659)	(183,659)
Foreign currency loss	—	—	—	(1,582)	—	(1,582)
Balance at March 31, 2021	80,438	8	1,147,263	(1,620)	(1,093,993)	51,658
Issuance of common stock upon exercise of stock options	444	—	7,062	—	—	7,062
Vesting of restricted stock units, net of shares withheld for taxes	11	—	(233)	—	—	(233)
Share-based compensation expense	—	—	17,722	—	—	17,722
Issuance of common stock to employee stock purchase plan	63	—	1,698	—	—	1,698
Unrealized loss on available-for-sale investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(219,191)	(219,191)
Foreign currency loss	—	—	—	(174)	—	(174)
Balance at June 30, 2021	80,956	$8	$1,173,512	$(1,829)	$(1,313,184)	$(141,493)

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

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(402,850)	$(287,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	34,161	20,783
Loss on conversion of debt	39,487	—
Loss from remeasurement of development derivative liability	38,264	65,636
Forfeiture of accrued interest in exchange of convertible notes	1,668	—
Amortization of right-of-use assets	118	84
Depreciation expense	724	180
Amortization of discounts for convertible notes, net of financing costs	679	5,548
Changes in operating assets and liabilities:
Accounts receivable	(719)	—
Inventory	(3,731)	—
Prepaid assets	(7,473)	1,877
Other current assets	(4,311)	(824)
Other assets	2,758	(518)
Accounts payable	(3,296)	1,600
Accrued expenses	22,519	(9,570)
Net cash used in operating activities	(282,002)	(202,643)
Investing Activities
Purchase of property and equipment	(732)	(973)
Purchase of available-for-sale securities	(171,281)	(567,188)
Proceeds from maturity of available-for-sale securities	155,000	52,500
Net cash used in investing activities	(17,013)	(515,661)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	381,423
Proceeds from / (payments for) development derivative liability	(4,000)	20,000
Payments for capped call transactions and associated costs	—	(43,112)
Proceeds from issuance of convertible notes, net of issuance costs	—	323,074
Proceeds from exercise of stock options	9,650	3,029
Proceeds from issuance of common stock under employee share purchase plan	1,698	521
Payments of employee tax withholding related to equity-based compensation	(1,190)	—
Net cash provided by financing activities	6,158	684,935
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,852)	(20)
Net increase in cash, cash equivalents and restricted cash	(294,709)	(33,389)
Cash, cash equivalents and restricted cash at beginning of period	567,045	351,985
Cash, cash equivalents and restricted cash at end of period	$272,336	$318,596
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$270,764	$317,348
Restricted cash	1,572	1,248
Total cash, cash equivalents, and restricted cash	$272,336	$318,596
Supplemental Disclosure of Financing Activities
Cash paid for interest	$6,893	$3,829
2019 Convertible Notes exchanged for common stock	$126,129	$—

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

(unaudited)

1.	Nature of Organization and Operations

Apellis Pharmaceuticals, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat disease through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade.

The Company was incorporated in September 2009 under the laws of the State of Delaware and has its principal office in Waltham, Massachusetts.

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital and developing and commercializing its product candidates.

The Company is subject to risks common in the biotechnology industry including, but not limited to, raising additional capital, development by its competitors of new technological innovations, its ability to successfully complete preclinical and clinical development of product candidates and receive timely regulatory approval of products, its ability to successfully commercialize its products, market acceptance of the Company’s products, protection of proprietary technology, healthcare cost containment initiatives, and compliance with governmental regulations, including those of the U.S. Food and Drug Administration (“FDA”). Additionally, the Company is subject to risks arising from the Coronavirus Disease 2019 (COVID-19) pandemic, which could have adverse effects upon its business and operations, including on its ability to initiate, conduct and complete clinical trials, the timing of the initiation of planned and future clinical trials, regulatory activities and commercialization of its products.

Adoption of ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20)

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) which reduces complexity in applying GAAP to certain financial instruments with characteristics of liability and equity. The ASU removes the guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The ASU further revises the guidance to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. The impact of the adoption of the statement increased net debt outstanding and decreased net equity by $149.7 million as of January 1, 2021. Of the $149.7 million decrease to net equity, $16.0 million was recorded to retained earnings. See Note 7, Long Term Debt for additional information.

Convertible Notes Exchange

In January 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its convertible notes issued in September 2019 (the “2019 Convertible Notes”). Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by the Company. The Company also issued 69,491 shares for settlement of issuance costs paid to the Company’s advisor. The Company recognized a total loss on conversion of debt in the unaudited condensed consolidated statement of operations of $39.5 million. As of June 30, 2021, the Company held in treasury 2019 Convertible Notes in the principal amount of $126.1 million which notes have not been cancelled. See Note 7, Long Term Debt for additional information.

In July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes and the convertible notes issued in May 2020 (the “2020 Convertible Notes”, and together with the 2019 Convertible Notes, the “Convertible Notes”). Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock issued by the Company. The Company also has agreed to issue 78,419 shares for settlement of issuance costs paid to the Company’s advisor.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 9, 2021, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $270.8 million and marketable securities of $328.2 million as of June 30, 2021, together with anticipated revenue from sales of EMPAVELI and development reimbursement payments from Swedish Orphan Biovitrum AB (Publ), (“Sobi”), will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations and to generate revenue from product sales.

The Company has generated only limited revenues to date from product sales and has not achieved profitability. The Company’s plans to meet its short-term and longer-term operating cash flow requirements include obtaining additional funding.

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company (2) achieve its projected revenues from sales of EMPAVELI, (3) enter into collaborative agreements with strategic partners to obtain funding, and (4) succeed in its future operations. If the Company is not able to obtain the required funding for its operations, or to obtain funding on a timely basis on terms that are favorable to the Company, or to achieve its projected revenue, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Apellis Australia Pty Ltd, Apellis Bermuda Limited, Apellis Germany GmbH, Apellis Ireland Ltd, Apellis Netherlands B.V., Apellis Switzerland GmbH, Apellis UK Limited, APL DEL Holdings LLC, APL Sales Corp I, LLC, APL PRG I, Corp. and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Revenue Recognition

The Company’s revenues consist of product sales of EMPAVELI and in past periods included revenues derived from its collaboration arrangement with Sobi. See Note 13, License and Collaboration Agreements, to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, for further discussion related to the Sobi Collaboration and License Agreement.

The Company accounts for contracts with its customers in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). Pursuant to ASC 606, for arrangements or transactions between participants determined to be within the scope of the contracts with customers guidance, the Company performs the following five steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Product Revenues

For the three and six-months ended June 30, 2021, the Company’s revenue from net product sales was generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. The Company sells EMPAVELI principally through arrangements with specialty pharmacies, (“SPs”) and specialty distributors, (“SDs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs and SDs. The Company provides limited right of return to the customers in cases of shipment errors or expiring or defective products. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

The Company recognizes revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are the Company’s significant categories of variable consideration:

Distribution Fees: Distribution fees include distribution service fees paid to SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC), fees for data, and prompt payment discounts. The Company does not receive a distinct good or service in exchange for the payment. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Chargebacks: Chargebacks are discounts and fees relate to contracts with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs that purchase from SDs at a discounted price. SDs charge back to the Company the difference between the price initially paid by SDs and the discounted price paid to SDs by these entities. The Company issues credit notes for the chargeback which are applied to future sales.

Product Returns: Consistent with industry practice, the Company offers SPs and SDs limited product return rights for shipment errors or expiring or defective products; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from SPs and SDs and has visibility into the inventory distribution channel, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at its estimate for product returns, the Company also considers historical product returns (to the extent available), the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Licensing and Collaboration Revenue

The Company analyzes license and collaboration arrangements pursuant to FASB ASC Topic 808, Collaborative Arrangement Guidance and Considerations, (“ASC 808”) to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

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

Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, the Company performs the five step process discussed above to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations.

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

See Note 13, License and Collaboration Agreements, for further discussion related to the Collaboration and License Agreement with Sobi.

Cost of Research Collaboration Arrangements

The Company analyzes research collaboration arrangements pursuant to ASC 808 to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. If each party is actively participating in this activity and exposed to significant risks and rewards related to the activity through each party’s costs will be accounted for under ASC 808.

Since ASC 808 does not provide recognition guidance, the Company refers to the guidance under FASB ASC 730, Research and Development, (“ASC 730”) to arrangements involving payments by the Company. ASC 730 requires the Company to recognize research and developments costs as expense as incurred since there is no alternative use.

The Company recorded a $50.0 million up-front non-refundable payment to Beam Therapeutics, Inc., (“Beam”), which the Company paid in July 2021, in accrued liabilities in the unaudited condensed balance sheet as of June 30, 2021 and as a cost of research collaboration in research and development expenses for the three and six months ended June 30, 2021. See Note 14 License Agreements, for further discussion related to the research collaboration with Beam.

Concentrations of Credit Risk

 Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, marketable securities and account receivables. The Company’s cash, cash equivalents, restricted cash and marketable securities are concentrated at financial institutions that management believes are creditworthy. Marketable securities consist of treasury notes and certificates of deposit. The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentrations of credit risk.

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales will be to these customers. The Company routinely assesses the creditworthiness of its customers. The Company does not require collateral. For the quarter ended June 30, 2021, one customer represented all of the Company’s product revenue and accounts receivable balance at June 30, 2021. The Company has not experienced any losses related to the accounts receivables and no allowance for credit losses has been recorded for the Company's accounts receivable balance as of June 30, 2021.

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of EMPAVELI for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with one third-party manufacturer of commercial drug product and one third-party manufacturer of the drug substance that is approved for the production of EMPAVELI active pharmaceutical ingredient (API). Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

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

The Company’s financial instruments, in addition to those presented in Note 7, Long-term Debt, Note 9, Marketable Securities, and Note 11, Fair Value Measurements, include cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities. Management believes that the carrying amounts of certain cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the condensed consolidated balance sheets for certain cash and cash equivalents are valued at cost, which approximates their fair value. See Note 11, Fair Value Measurements, for additional information.

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s customs import bond and facility lease agreements of $1.6 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company records as restricted cash the collateral used to secure these letters of credit.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. The Company recognizes revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained.

The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write-offs of its accounts receivable and its payment terms are generally 30-65 days. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of June 30, 2021, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. The Company primarily uses actual costs to determine the cost basis for its inventory. The Company periodically reviews its inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. The determination of whether inventory costs will be realizable requires estimates by management. The Company does not have any obsolete inventory as of June 30, 2021.

Prior to regulatory approval, the Company expenses costs associated with the manufacture of its product candidates to research and development expense unless the Company is reasonably certain such costs have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of our investigational medicines is probable, and the Company also expects future economic benefit from the sales of the investigational medicines to be realized, the Company will then capitalize the costs of production as inventory.

Prior to receiving initial FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2021.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three and six months ended June 30, 2021 consist of $0.6 million sales of EMPAVELI to SPs. The Company did not have product revenue in 2020.

The Company’s accounts receivable balance of $0.7 million as of June 30, 2021 consists of EMPAVELI product sales receivable, net of discounts and allowances. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaling $0.1 million are included in accrued expenses on the Company’s unaudited consolidated balance sheet as of June 30, 2021.

The Company did not have accounts receivable or product reserve balances as of December 31, 2020.

4. Inventory

The Company’s inventory of EMPAVELI as of June 30, 2021 consisted of $3.7 million of raw materials. The Company did not have inventory as of December 31, 2020.

5. Prepaid Assets and Accrued Expenses

Prepaid assets include $14.0 million and $8.0 million of prepaid research and development costs as of June 30, 2021 and December 31, 2020, respectively.

Accrued expenses are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development	$39,819	$47,879
Accrued cost of research collaboration	50,000	—
Accrued license fee	—	25,050
Accrued payroll liabilities	17,792	22,896
Other	26,692	16,110
Total	$134,303	$111,935

6. Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement, (the “SFJ Agreement”), with SFJ Pharmaceuticals Group (“SFJ”), under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with paroxysmal nocturnal hemoglobinuria, (“PNH”). SFJ paid the Company $60.0 million following the signing of the agreement, and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations.

On June 7, 2019, the Company and SFJ amended the development funding agreement, (the “SFJ Amendment”). Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of pegcetacoplan for the treatment of patients with PNH.

As of June 30, 2021, the Company has received a total of $140.0 million from SFJ as the Company met milestones as identified in the agreement. The Company did not receive any funds under the SFJ agreement in 2021 or during the three months ended June 30, 2020. In the six months ended June 30, 2020, the Company received $20.0 million, from SFJ.

Under the SFJ Agreement following regulatory approval by the FDA for the use of pegcetacoplan as a treatment for PNH the Company is obligated to pay SFJ an initial payment of $4.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. In June 2021, the Company paid $4.0 million to SFJ.

Under the SFJ Agreement if regulatory approval is granted by the EMA for the use of pegcetacoplan as a treatment for PNH, the Company will be obligated to pay SFJ an initial payment of up to $5.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

The SFJ Agreement is presented as a derivative liability on the condensed consolidated balance sheet and is considered a level three derivative, and, as such, is recorded at fair value and remeasured each quarter. The change in fair value due to the remeasurement of the development derivative liability resulted in a $21.2 million loss and a $2.8 million gain for the three months ended June 30, 2021 and 2020, respectively, recorded in the unaudited condensed consolidated statement of operations. The change in fair value of the development derivative liability included in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2021 and 2020 resulted in a loss of $38.3 million and $65.6 million, respectively. The development derivative liability has a remeasured fair value of $292.1 million on the consolidated balance sheet at June 30, 2021. At June 30, 2021, $14.1 million of the $292.1 million of the development derivative liability fair market value is included in current liabilities.

The following table presents a rollforward of the development derivative liability (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Balance at fair market value, January 1,	$257,868	$134,839
Amounts received under the SFJ Agreement and SFJ Amendment	—	20,000
Loss recorded in loss from remeasurement of development derivative liability	17,084	68,406
Balance at fair market value, March 31,	274,952	223,245
Amounts repaid under the SFJ Agreement and SFJ Amendment	(4,000)	—
Loss/(gain) recorded in loss from remeasurement of development derivative liability	21,180	(2,770)
Balance at fair market value, June 30,	$292,132	$220,475

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.15%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.15% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

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

In January 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by the Company. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. The Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, the Company issued 69,491 shares as settlement of debt issuance costs paid to the Company’s advisor in connection with the conversion transaction. The Company recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which the Company charged to interest expense and to equity. As of June 30, 2021, the Company held in treasury 2019 Convertible Notes in principal amount of $126.1 million which notes had not been cancelled.

Interest expense for the Convertible Notes was $3.8 million and $7.9 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2021, interest expense included accrued semi-annual coupon payable of $3.4 million and amortization of debt issuance costs of $0.3 million. For the six-months ended June 30, 2021, interest expense included accrued semi-annual coupon payable of $7.3 million and amortization of debt issuance costs of $0.6 million. As of June 30, 2021, $7.4 million of debt issuance costs was recorded in the unaudited condensed consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate principal balance of the Convertible Notes, net of unamortized debt issuance costs, as of June 30, 2021 and December 31, 2020 was $386.5 million and $358.8 million respectively. See note 17 “Subsequent events” for discussion on the exchange of $201.1 million of Convertible Notes for 5,992,217 shares of common stock.

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

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital at June 30, 2021 for the 2019 and 2020 Convertible Notes, respectively.

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

As of June 30, 2021 and December 31, 2020, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	June 30,	December 31,
	2021	2020
Operating Lease Assets	$21,939	$17,719
Operating Lease Liabilities	$23,160	$18,902
Weighted Average Remaining Term in years	5.09	4.66
Weighted Average discount rate used to measure outstanding lease liabilities	7.71%	7.74%

For the three months ended June 30, 2021 and 2020, the total lease cost for operating lease expense was $1.4 million and $1.0 million, respectively. For the six months ended June 30, 2021 and 2020, the total lease cost for operating lease expense was $2.7 million and $2.0 million, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30 is as follows (in thousands):

	2021	2020
Operating cash flows for operating leases	$2,945	$2,056
Operating lease assets obtained in exchange for lease obligations	$5,675	$334

The maturities of the Company’s operating lease liabilities as of June 30, 2021 are as follows (in thousands):

2021	$2,874
2022	5,562
2023	5,627
2024	4,865
2025 and thereafter	9,267
Total future minimum lease payments less	28,195
Imputed interest	(5,035)
Total operating lease liabilities	$23,160

9. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$328,210	$36	$—	$328,246

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$311,877	$11	$(19)	$311,869

All available-for-sale securities mature in one year or less.

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the six months ended June 30, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	79	(1,582)	(1,503)
Balances, March 31, 2021	71	(1,691)	(1,620)
Net other comprehensive income (loss)	(35)	(174)	(209)
Balances, June 30, 2021	$36	$(1,865)	$(1,829)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	1,394	(230)	1,164
Balances, March 31, 2020	1,394	(384)	1,010
Net other comprehensive income (loss)	(842)	161	(681)
Balances, June 30, 2020	$552	$(223)	$329

11. Fair Value Measurements

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		June 30, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$214,650	$—	$—	$214,650
	Bank certificates of deposit	43,588	—	—	43,588
Total Financial Assets		$258,238	$—	$—	$258,238

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$427,515	$—	$—	$427,515
	Bank certificates of deposit	43,577	—	—	43,577
Total Financial Assets		$471,092	$—	$—	$471,092

* The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

The Company’s Convertible Notes are Level 1 category within the fair value level hierarchy at June 30, 2021 due to the adoption of ASU 2020-06. The fair value of the Convertible Notes was $739.5 million at June 30, 2021. At December 31, 2020, the

Company’s Convertible Notes were Level 2 category within the fair value level hierarchy. At December 31, 2020, the fair value of debt was determined using broker quotes in a non-active market for valuation. As of December 31, 2020, the fair value of the debt component of the Company's Convertible Notes was $676.2 million. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at June 30, 2021 and December 31, 2020.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		June 30, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$328,246	—	—	$328,246
Total Financial Assets		$328,246	$—	$—	$328,246

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$292,132	$292,132
Total Financial Liabilities		$—	$—	$292,132	$292,132

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	US government obligations	$89,990	$—	$—	$89,990
Marketable securities:	US government obligations	311,869	—	—	311,869
Total Financial Assets		$401,859	$—	$—	$401,859

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$257,868	$257,868
Total Financial Liabilities		$—	$—	$257,868	$257,868

The fair value of the obligations under the SFJ Agreement is presented as a development derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.15%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.15% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms.

12. Income Taxes

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets for the period ended on June 30, 2021.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. The Company has not recorded any amounts for unrecognized tax positions for the period ended on June 30, 2021.

For the three and six months ended June 30, 2021 and 2020, the Company did not record any current or deferred income tax expense or benefit.

13. License and Collaboration Agreements

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

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for paroxysmal nocturnal hemoglobinuria in the European Union and the United Kingdom. The Company and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

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

Sobi paid the Company an up-front payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ.

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

Under the agreement, Sobi agreed to pay the Company

i)	a fixed amount of $250.0 million in an up-front payment in November 2020;
ii)	a fixed amount of an additional $80.0 million in development reimbursement payments, payable yearly in four tranches in amounts determined based upon actual expenses incurred by the Company;
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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone or royalty revenue resulting from any of its licensing arrangements. Management will periodically assess the elements of the contract and re-evaluate revenue recognition as necessary.

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

Under the Sobi collaboration agreement, for the three and six-months ended June 30, 2021, the Company did not recognize licensing revenue. For the three and six months ended June 30, 2021, the Company recognized $9.1 million and $17.2 million, respectively for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement from Sobi. As of December 31, 2020, the Company had recorded a $43.0 million receivable for contra-research and development reimbursement in the unaudited condensed consolidated balance sheet, with $25.0 million and $18.0 million in current and long-term assets, respectively. The Company received a $25.0 million payment from Sobi in January 2021. As of June 30, 2021, the Company has recorded a receivable of $35.2 million for contra-research and development reimbursement from Sobi in the unaudited condensed consolidated balance sheet with $20.0 million recognized in current assets and $15.2 million recognized in other assets.

14. License Agreements

The Company became party to a license agreement with the Trustees of the University of Pennsylvania (“Penn”) for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

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

Beam Research Collaboration

In June 2021, the Company entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. The Company and Beam agreed to collaborate on six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the collaboration agreement, Apellis is responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the collaboration agreement, Beam is prohibited from developing on its own or with a third party any base editing therapies associated with the items on the Target List but does not prevent Beam for licensing its intellectual property to a third-party for another purpose outside of the Target List. The Company will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with the Company with respect to any one program licensed under the collaboration and upon such election any license agreement in place at that time, would be terminated.

As part of the collaboration, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021, and the Company is to pay an additional $25.0 million payment on the first anniversary of the agreement on June 30, 2022. The Company has not recognized the $25.0 million payment in the unaudited condensed financial statements as of June 30, 2021, as the payment is not yet probable. The Company and Beam will each be responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

The Company analyzed the research collaboration agreement pursuant to ASC 808 to assess whether the agreement involved joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. Since each party is actively participating in this activity and exposed to significant risks and rewards related to the activity through each party’s costs will be accounted for under ASC 808.

Since ASC 808 does not provide recognition guidance, the Company referred to the guidance under ASC 730 to arrangements involving payments by the Company.  ASC 730 requires the Company to recognize research and developments costs as expense as incurred since the payment was made for the use of Beam’s intellectual property and research and development services and there is no alternative use.

The Company recorded the $50.0 million up-front, non-refundable payment to Beam, in accrued liabilities in the unaudited condensed balance sheet as of June 30, 2021 and as a cost of research collaboration in research and development expenses for the three and six months ended June 30, 2021.

In addition to the license agreements with Penn, and Beam, the Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product.

15. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of June 30, 2021, the Company would be required to pay certain termination costs and other fees of approximately $4.3 million that would be incurred in future periods.

The Company has certain non-cancellable purchase obligations related to the manufacturing of drug substance and drug product, primarily with Bachem Americas, Inc., and Bachem AG, collectively (“Bachem”) for the drug substance for the finished dosage form of pegcetacoplan and with NOF Corporation and NOF America Corporation, collectively, (“NOF”) for a component of pegcetacoplan. As of June 30, 2021, the Company has non-cancellable purchase commitments through June of 2022 in the amount of approximately $49.1 million. Subsequent to June 30, 2021, the Company became obligated for additional non-cancellable purchase commitments of approximately $9.6 million through June 2022 and an additional $5.0 million through June 2023.

Following regulatory approval by the FDA in May 2021 and any potential future approval by the EMA of pegcetacoplan for the treatment of PNH, the Company has or will have certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 6.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Convertible notes	9,981	13,177	9,981	13,177
Common stock options	12,981	11,832	12,981	11,832
Restricted stock units	1,012	349	1,012	349
Total	23,974	25,358	23,974	25,358

17. Subsequent Events

In July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes and the 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of 2019 Convertible Notes and 2020 Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock issued by the Company. The Company has agreed to issue 78,419 shares for settlement of issuance costs paid to the Company’s advisor.

As part of the collaboration with Beam discussed in Note 14, License Agreements, the Company paid a $50.0 million up-front payment to Beam in July 2021.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat disease through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade. We believe that this approach can result in broad inhibition of the principal pathways of the complement system and has the potential to effectively control a broad array of complement-dependent autoimmune and inflammatory diseases.

In May 2021 the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI (pegcetacoplan) for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, or PNH. This approval was based on results from the Phase 3 PEGASUS trial, in which pegcetacoplan met the primary endpoint, demonstrating superiority to eculizumab for the change from baseline in hemoglobin level at week 16 with an adjusted mean increase of 3.84 g/dL of hemoglobin (p<0.0001). Additionally, EMPAVELI met non-inferiority compared to eculizumab on the endpoint of transfusion avoidance. 85% of pegcetacoplan-treated patients were transfusion free over 16 weeks versus 15% of eculizumab-treated patients. In May 2021, we commenced commercial sales of EMPAVELI in the United States and generated sales of $0.6 million in the three months ended June 30, 2021.

In addition to the approval in PNH, we continue to develop pegcetacoplan for the treatment of a range of complement-dependent indications. We have the most advanced clinical programs targeting C3 with ongoing Phase 3 and other potentially registrational clinical trials of pegcetacoplan in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. In addition to PNH, pegcetacoplan has shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including geographic atrophy in age-related macular degeneration, or GA; cold agglutinin disease, or CAD; and C3 glomerulopathy, or C3G. We are developing pegcetacoplan and other product candidates, including APL-9, targeting C3 through various routes of administration and plan to conduct clinical trials in additional complement-dependent indications.

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

In June 2021, we entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. We will collaborate with Beam on six research programs focused on C3 and other complement targets in the eye, liver and brain. As part of the collaboration, we paid Beam an up-front, non-refundable payment of $50.0 million and agreed to pay Beam an additional $25.0 million payment on June 30, 2022. See

Note 14, License Agreements to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, for further discussion related to our collaboration agreement with Beam.

GA. We initiated a Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating intravitreal pegcetacoplan in patients with GA in September 2018. We refer to these trials as the DERBY and OAKS trials. Both trials are fully enrolled and we expect to announce top-line data from these trials in September of 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with GA, treatment with pegcetacoplan resulted in a significant reduction in the rate of GA lesion growth over 12 months. Additionally, data released in April 2021 from a post hoc analysis of seven patients in our Phase 1b trial of pegcetacoplan in patients with advanced GA and low vision demonstrated a trend in reduced lesion growth in eyes treated with pegcetacoplan versus untreated fellow eyes after 24 months of treatment. If the DERBY and OAKS trials meet the primary efficacy endpoint in the monthly arms, we plan to initiate Phase 3 clinical trials of intravitreal pegcetacoplan in patients with intermediate age-related macular degeneration in 2022.

Systemic Pegcetacoplan. In addition to PNH, for which we obtained approval in the United States, we are developing systemic pegcetacoplan in several other indications, including C3G, IC-MPGN, ALS, CAD and HSCT-TMA.

PNH. In June 2018, we initiated a Phase 3 clinical trial evaluating pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia, specifically with an inclusion criterion of hemoglobin level of less than 10.5 g/dL, while being treated with eculizumab, an approved therapy for PNH that is marketed as Soliris. We refer to this trial as the PEGASUS trial.

In January 2020, we announced top-line data from the PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab, with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001), and promising results in key secondary endpoints. Additional data from the PEGASUS trial presented in June 2020 and December 2020 demonstrated increased hemoglobin levels, reduced transfusion requirements and improved key markers of hemolysis across the patient population, both in patients with high transfusion requirements and in patients with low or no transfusion requirements, which improvements were sustained through 48 weeks of treatment. In the PEGASUS trial, the safety profile of pegcetacoplan was comparable to that of eculizumab. In September 2019, we initiated a second Phase 3 clinical trial in patients with PNH who have not been treated with complement inhibitors within three months before entering the trial. We refer to this trial as the PRINCE trial. In May 2021, we and Sobi announced top-line data from the PRINCE trial that showed that pegcetacoplan met both of the co-primary efficacy endpoints of hemoglobin stabilization and reduction in lactate dehydrogenase or LDH compared to standard of care, which did not include complement inhibitors, at week 26. In particular, 86% of pegcetacoplan-treated patients achieved hemoglobin stabilization compared to 0% of patients on Soliris (p<0.0001). Hemoglobin stabilization was defined as an avoidance of a >1 g/dL decrease in hemoglobin levels in the absence of transfusions. Mean LDH in the pegcetacoplan-treated group decreased by 90% from a baseline of 2151 U/L (9.5x upper limit of normal, or ULN) to 211 U/L, which is within the normal range, compared to a 14% reduction on standard of care from a baseline of 1946 U/L (8.6x ULN) to 1681 U/L (7.4x ULN) (p<0.0001). Additionally, patients in the pegcetacoplan-treated group demonstrated statistical superiority on six secondary endpoints, including improvements in hemoglobin levels and transfusion avoidance, and showed positive trends on the Functional Assessment of Chronic Illness Therapy, or FACIT, fatigue score.

The safety profile of pegcetacoplan in the PRINCE trial was consistent with that demonstrated in our previous clinical trials. At week 26, 9% of patients in the pegcetacoplan-treated group experienced a serious adverse event compared to 17% on Soliris. One death was reported in each group, and neither were related to treatment. No cases of meningitis or thrombosis were reported in either group. The most common adverse events reported during the study in the pegcetacoplan-treated group and standard of care group, respectively, were injection site reaction (30% vs. 0%). We expect to present detailed results from the PRINCE trial at a future medical congress.

We submitted an NDA to the FDA, and an MAA to the EMA, for pegcetacoplan for the treatment of PNH in September 2020. The FDA approved the NDA on the Prescription Drug User Fee Act, or PDUFA, target action date of May 14, 2021. The EMA validated the MAA in October 2020, with the potential for a European Commission decision on the MAA in the second half of 2021.

C3G/IC-MPGN. We have initiated and will continue to lead our registrational program in C3G / IC-MPGN. We initiated the Phase 2 NOBLE trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN in October 2020. We expect to dose the first patient in the NOBLE trial in the second half of 2021. We also plan to begin a Phase 3 clinical trial in patients with native kidney or post-transplant recurrence of C3G or IC-MPGN, having reduction of proteinuria as its primary endpoint, in the second half of 2021.

ALS. We have initiated a randomized, placebo-controlled Phase 2 clinical trial of pegcetacoplan in approximately 200 adults with sporadic ALS. We refer to this trial as the MERIDIAN trial. We treated the first patient in MERIDIAN in November 2020 and expect to complete enrollment in MERIDIAN by the end of 2021.

CAD and HSCT-TMA. Sobi will lead development activities for a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA, both planned to begin in 2021. In our Phase 2 clinical trial of pegcetacoplan in patients with CAD, patients achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels compared to baseline.

Pipeline. We are developing pegcetacoplan in multiple indications and other product candidates, targeting C3 through various routes of administration. We plan to conduct clinical trials of these compounds in additional complement-dependent indications.

APL-9 is a C3 modulator designed to be intravenously administered for acute use. We are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications.

We plan to advance three new product candidates into clinical development by the end of 2022. These candidates include a small interfering RNA, or siRNA, treatment designed to reduce the production of C3 proteins by the liver, a novel C3 inhibitor delivered to the brain by intrathecal administration, an oral alternative pathway inhibitor for certain renal conditions, and a novel compound designed to treat both GA and wet AMD by intravitreal administration. We also plan to continue our research activities under collaboration with Beam to develop gene-editing therapies in multiple therapeutic areas.

In May 2020 we initiated a Phase 1/2 randomized, placebo-controlled clinical trial for APL-9 in 66 patients with respiratory failure including acute respiratory distress syndrome (ARDS) secondary to COVID-19. In March 2021 we announced that we will not pursue additional development of APL-9 for the treatment of severe COVID-19 after an interim review of data from the Phase 1/2 trial by an independent data monitoring committee found no meaningful reduction in the overall mortality rate in patients treated with APL-9 in combination with standard of care therapy compared to the standard of care alone. No safety signals were observed by the data monitoring committee. We expect to report results from this trial by the end of 2021.

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

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from the private offerings of Convertible Notes, a $250.0 million up-front, non-refundable payment and a $25.0 million as a development reimbursement payment from Sobi each pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full. We exchanged $126.1 million of aggregate principal amount of 2019 Convertible Notes for shares of our common stock in January 2021 and $201.1 million of aggregate principal amount of Convertible Notes for shares of common stock in July 2021.

We generated $0.6 million of net product revenue from product sales of EMPAVELI in the second quarter of 2021. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $402.9 million and $287.4 million for the six months ended June 30, 2021 and, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly particularly as we expect to incur significant commercialization expenses related to building sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for the treatment of PNH, and if the DERBY and OAKS trials meet the primary efficacy endpoint in the monthly arms, we plan to incur corresponding expenses for the commercialization and further development of intravitreal pegcetacoplan. In addition, we expect our expenses to increase if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and APL-9; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control,regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization.

As of June 30, 2021 we had cash, cash equivalents and marketable securities of $599.0 million. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating and capital expenditure requirements at least into the second half of 2022 and for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

Under the SFJ Agreement following regulatory approval by the FDA for the use of pegcetacoplan as a treatment for PNH the Company is obligated to pay SFJ an initial payment of $4.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. In June 2021, the Company paid $4.0 million to SFJ.

Under the SFJ Agreement, if regulatory approval is granted by the EMA for the use of pegcetacoplan as a treatment for PNH, the Company will be obligated to pay SFJ an initial payment of up to $5.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

In July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of 2019 Convertible Notes and 2020 Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock. We have agreed to issue 78,419 shares for settlement of issuance costs paid to our financial advisor for services performed in connection with the exchanges.

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

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an up-front payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and expect to receive the balance annually in installments over the next three years, subject to certain conditions. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ Pharmaceuticals.

Financial Operations Overview

Revenue

We have not generated significant revenue from product sales. As a result of the commercial launch of EMPAVELI in the United States in May 2021, we commenced sales of EMPAVELI in May 2021.

Our revenues consist of product sales of EMPAVELI and revenues derived from our collaboration arrangement with Sobi. See Note 13, License and Collaboration Agreements to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, for further discussion related to the Sobi Collaboration and License Agreement.

We account for contracts with our customers in accordance with Revenue from Contracts with Customers (Topic 606). Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, we perform the following five steps to determine the appropriate amount of revenue to be recognized as we fulfil our obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset. For performance obligations that are satisfied over time, we recognize revenue using an input or output measure of progress that best depicts the satisfaction of the relevant performance obligation.

Product Revenues

For the three and six-months ended June 30, 2021, our revenues from net product sales were generated in the U.S. following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with specialty pharmacies, or SPs, and specialty distributors, or SDs, who are our customers. The customers subsequently resell the product to patients and health care providers. We apply the ASC 606 five step process discussed above to the contracts with SPs and SDs. We provide limited right of return to the customers in cases of shipping error or product defect, including inactive or non-moving products due to market conditions. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

We recognize revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we may need to adjust our estimates, which would affect net revenue in the period of adjustment. The following are our significant categories of sales discounts and allowances:

Distribution Fees: Distribution fees include distribution service fees paid to SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC), fees for data, and prompt payment discounts. We do not receive a distinct good or service in exchange for the payment. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Chargebacks: Chargebacks are discounts and fees relate to contracts with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs that purchase from SDs at a discounted price. SDs charge back to us the difference between the price initially paid by SDs and the discounted price paid to SDs by these entities. We issue credit notes for the chargeback which are applied to future sales.

Product Returns: Consistent with industry practice, we offer SPs and SDs limited product return rights for damages, shipment errors, and expiring or defective products; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from SPs and SDs, we have visibility into the inventory distribution channel, enabling us to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at our estimate for product returns we also consider historical product returns (to the extent available), the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Licensing and Collaboration Revenue

We enter into licensing agreements from time to time in which we receive up-front payments, milestone payments and royalties. In 2020 we entered into a collaboration agreement with Sobi for the development and commercialization of systemic pegcetacoplan, described below, and two license agreements with third parties to use APL-9 in certain research projects.

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

Pursuant to ASC 606, we recorded the $250.0 million non-refundable up-front payment in revenue as the payment was associated with the transfer of the good or services in the form of the license to Sobi. The $80.0 million reimbursement commitment for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606. As ASC 808 does not include recognition guidance, we established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is probable to be reimbursed based upon expense incurred by us, with a contra-research and development expense recognized in the statement of operations.

For the three and six months ended June 30, 2021 we did not recognize licensing revenue. For the three and six months ended June 30, 2021, we recognized $9.1 million and $17.2 million, respectively in contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million commitment reimbursement from Sobi. As of December 31, 2020, we had recorded a $43.0 million receivable for contra-research and development reimbursement, with $25.0 million and $18.0 million recorded in current and long-term assets, respectively. In January 2021, we received a $25.0 million development reimbursement payment from Sobi. As of June 30, 2021, we have a receivable of $35.2 million for contra-research and development reimbursement from Sobi recognized in the unaudited condensed consolidated balance sheet, with $20.0 million of the receivable in current assets and $15.2 million in other assets.

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

The successful development of our product candidates in clinical development is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the clinical development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from pegcetacoplan in other jurisdictions and indications or any other potential product candidates. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainties of:

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

We anticipate that our general and administrative expenses will increase in the future to support the commercialization of EMPAVELI in PNH and, if approved, intravitreal pegcetacoplan, continued research and development activities, and the commercialization of our other product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses.

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

Our significant accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 Annual Report on Form 10-K and the notes to the unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations:

•	Licensing and Collaboration Revenue
•	Accrued Research and Development
•	Convertible Notes
•	Capped Call Transactions, and
•	Development Derivative Liability

In addition, we identified the following policies as new critical policies that reflect significant judgements or uncertainties, and potentially may result in materially different results under different assumptions and conditions.

Product Revenues

For the three and six-months ended June 30, 2021, our revenues from net product sales were generated in the U.S. following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with SPs and SDs who are our customers. The customers subsequently resell the product to patients and health care providers.

We account for contracts with its customers in accordance with ASC 606. Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, we perform the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Revenue is recognized when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset. For performance obligations that are satisfied over time, we recognize revenue using an input or output measure of progress that best depicts the satisfaction of the relevant performance obligation.

We recognize revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are our significant categories of sales discounts and allowances:

Distribution Fees: Distribution fees include distribution service fees paid to SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC), fees for data, and prompt payment discounts. We do not receive a distinct good or service in exchange for the payment. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Chargebacks: Chargebacks are discounts and fees relate to contracts with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs that purchase from SDs at a discounted price. SDs charge back to us the difference between the price initially paid by SDs and the discounted price paid to SDs by these entities. We issue credit notes for the chargeback which are applied to future sales.

Product Returns: Consistent with industry practice, we offer SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from SPs and SDs and has visibility into the inventory distribution channel, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at our estimate for product returns, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Cost of Research Collaboration Arrangement

We analyze research collaboration arrangements pursuant to ASC 808 to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. If each party is actively participating in this activity and exposed to significant risks and rewards related to the activity through each party’s costs will be accounted for under ASC 808.

Since ASC 808 does not provide recognition guidance, we refer to the guidance under ASC 730 to arrangements involving our payments to third parties. ASC 730 requires us to recognize research and developments costs as expense as incurred since there is no alternative use. See Note 14, License Agreements to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, for further discussion related to our collaboration agreement with Beam.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. We primarily use actual costs to determine the cost basis for our inventory. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. The determination of whether inventory costs will be realizable requires estimates by management. The company does not have any obsolete inventory as of June 30, 2021.

Prior to regulatory approval, we expense costs associated with the manufacture of our product candidates to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. When we believe regulatory approval and subsequent commercialization of our investigational medicines is probable, and we also expect future economic benefit from the sales of the investigational medicines to be realized, we will then capitalize the costs of production as inventory.

Prior to receiving initial FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three and six months ended June 30, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended June 30,		Change	Change
	2021	2020	$	%
Revenue:
Product revenue, net	$623	$—	$623	100%
Total revenue:	623	—	623	100
Operating expenses:
Research and development	95,943	87,094	8,849	10
Cost of research collaboration	50,000	—	50,000	100
General and administrative	48,967	28,414	20,553	72
Total operating expenses:	194,910	115,508	79,402	69
Net operating loss	(194,287)	(115,508)	(78,779)	68
Gain/(loss) from remeasurement of development derivative liability	(21,180)	2,770	(23,950)	(865)
Interest income	104	1,025	(921)	(90)
Interest expense	(3,767)	(6,909)	3,142	(45)
Other income, net	(61)	5	(66)	(1,320)
Net loss	$(219,191)	$(118,617)	$(100,574)	85

 Product Revenue, Net

We recognized $0.6 million of net product revenue in the three months ended June 30, 2021 from sales of EMPAVELI in the United States. EMPAVELI was approved by the FDA in May 2021, and therefore we did not have any net product revenue in the three months ended June 30, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended June 30,		Change	Change
	2021	2020	$	%
Clinical trial costs	$29,810	$26,095	$3,715	14%
Compensation and related personnel costs	25,913	18,296	7,617	42
Contract manufacturing	23,842	28,620	(4,778)	(17)
Sobi development milestone	(9,112)	—	(9,112)	(100)
Research / innovation costs	5,674	5,121	553	11
Other development costs	15,621	7,516	8,105	108
Pre-clinical study expenses	4,108	1,359	2,749	202
Device development expenses	87	87	0	0
Research and development expenses	95,943	87,094	8,849	10
Cost of research collaboration	50,000	—	50,000	100
Total research and development expenses including cost of research collaboration	$145,943	$87,094	$58,849	68

Research and development expenses increased by $58.8 million to $145.9 million for the three months ended June 30, 2021 from $87.1 million for the three months ended June 30, 2020, an increase of 68%. The increase in research and development expenses was primarily attributable to an increase of $50.0 million in the cost of research collaboration associated with the Beam arrangement as well as an increase of $8.7 million in research and development supporting activities caused primarily by increased quality and medical affairs expenses, an increase of $7.6 million in personnel related costs primarily due to the hiring of additional personnel, $3.7 million in clinical trial costs associated with the on-going Phase 3 trials and the preparation for and commencement of our clinical trials in other indications, and an increase of $2.7 million in pre-clinical study expenses as we continue to perform research related to our product candidates. The increases were offset by a decrease of $9.1 million in contra research and development expense related to the Sobi transaction, and a decrease of $4.8 million in contract manufacturing expenses due to primarily to the timing of drug supply and analytical activity as well as the capitalization of inventory following FDA approval of EMPAVELI. We expect our research and development expenses to continue to increase as the number of patients in our trials increases and the number of trials we are conducting increases.

General and Administrative Expenses

General and administrative expenses increased by $20.6 million to $49.0 million for the three months ended June 30, 2021, from $28.4 million for the three months ended June 30, 2020, an increase of 72%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $8.0 million, an increase in professional and consulting fees and general commercial preparation activities of $10.2 million, an increase in general office costs and conference and travel related expenses of $1.6 million, an increase of $0.7 million in director stock compensation expense, and an increase in $0.1 million in insurance expense. The increase in employee related costs of $8.0 million consisted of a $4.8 million increase in salaries and benefits primarily due to the increase in the number of employees, $3.6 million related to stock expense associated with the grant of stock options and restricted stock units to employees, offset by a decrease of $0.4 million in recruitment expense. The increase in other professional and consulting fees and general commercial preparation activities of $10.2 million primarily related to an increase in commercialization related activity of $7.2 million and an increase in general professional fees of $3.0 million.

Loss on Conversion of Debt

In January 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of our 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by us. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. We reduced net debt outstanding and increased equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchange notes. We also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, we issued 69,491 shares as settlement of debt issuance costs paid to our advisor in connection with the exchange transaction. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which we charged to interest expense and to equity. We recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. As of June 30, 2021, we held in treasury 2019 Convertible Notes in principal amount of $126.1 million which notes have not been cancelled.

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

We remeasure the fair value of the liability as a level 3 derivative at the end of each quarter. The remeasurement as of June 30, 2021 and June 30, 2020 resulted in a change in fair value recorded as a loss of $21.2 million and a gain of $2.8 million in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2021 and June 30, 2020, respectively.

The loss on the remeasurement of the liability for the three months ended June 30, 2021 was primarily related the FDA approval of pegcetacoplan and the favorable release of PRINCE data in May 2021 which affected the probability of repayment. The gain on the remeasurement of the liability for the three months ended June 30, 2021 was primarily related to passage of time as the liability had a large increase in the first quarter of 2020 caused by the favorable release of PEGASUS data in January 2020.

Interest Expense

Interest expense was $3.8 million for the three months ended June 30, 2021 and $6.9 million for the three months ended June 30, 2020 primarily related to the 2019 and 2020 Convertible Notes. The increase in interest was primarily due to the increase in the Convertible Notes outstanding offset by the adoption of ASU 2020-06 which reduced the amount of non-cash interest recognized on the debt discount.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2021, a decrease of $0.9 million, compared to $1.0 million for the three months ended June 30, 2020. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates.

Other Income, Net

Other income, net during the three months ended June 30, 2021, decreased $0.1 million compared to the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2021	2020	$	%
Revenue:
Product revenue, net	$623	$—	$623	100%
Total revenue:	623	—	623	100
Operating expenses:
Research and development	179,955	156,377	23,578	15
Cost of research collaboration	50,000	—	50,000	100
General and administrative	89,546	57,918	31,628	55
Total operating expenses:	319,501	214,295	105,206	49
Net operating loss	(318,878)	(214,295)	(104,583)	49
Loss on conversion of debt	(39,487)	—	(39,487)	100
Loss from remeasurement of development derivative liability	(38,264)	(65,636)	27,372	(42)
Interest income	237	3,300	(3,063)	(93)
Interest expense	(7,941)	(10,828)	2,887	(27)
Other income, net	1,483	20	1,463	7,315
Net loss	$(402,850)	$(287,439)	$(115,411)	40

Product Revenue, Net

We recognized $0.6 million of net product revenue in the six months ended June 30, 2021 from sales of EMPAVELI in the United States. EMPAVELI was approved by the FDA in May 2021, and therefore we did not have any net product revenue in the six months ended June 30, 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2021 and 2020, together with the dollar increase and percentage change in those items:

	For the Six Months Ended June 30,		Change	Change
	2021	2020	$	%
Clinical trial costs	$60,709	$45,588	$15,121	33%
Compensation and related personnel costs	50,470	35,004	15,466	44
Contract manufacturing	45,650	54,798	(9,148)	(17)
Sobi development milestone	(17,165)	—	(17,165)	(100)
Research / innovation costs	9,352	7,668	1,684	22
Other development costs	24,717	10,798	13,919	129
Pre-clinical study expenses	6,027	2,079	3,948	190
Device development expenses	195	442	(247)	(56)
Research and development expenses	179,955	156,377	23,578	15
Cost of research collaboration	50,000	—	50,000	100
Total research and development expenses including cost of research collaboration	$229,955	$156,377	$73,578	47

Research and development expenses increased by $73.6 million to $230.0 million for the six months ended June 30, 2021 from $156.4 million for the six months ended June 30, 2020, an increase of 47%. The increase in research and development expenses was primarily attributable to an increase of $50.0 million on cost of research collaboration attributable to the Beam arrangement, an increase of $15.1 million in clinical trial costs associated with the continued enrollment and conduct of our Phase 3 and other clinical trials in several indications, an increase of $15.5 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $15.6 million related to research and development supporting activities, and an increase of $3.9 million in preclinical study expenses. The increases were offset by a decrease of $17.2 million in contra research and development expense related to the Sobi transaction, $9.1 million in contract manufacturing expenses due to primarily to the timing of drug supply and analytical activity as well as the capitalization of inventory post FDA approval of EMPAVELI and $0.2 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $31.6 million to $89.5 million for the six months ended June 30, 2021, from $57.9 million for the six months ended June 30, 2020, an increase of 55%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $15.8 million, an increase in professional and consulting fees and commercial preparation activities of $13.4 million, an increase in office, travel and related costs of $0.9 million, an increase in insurance costs of $0.2 million and an increase of $1.3 million in director stock option compensation. The increased employee related costs of $15.8 million consisted of $9.5 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel, $7.7 million related to stock expense associated with the grant of stock options and restricted stock units to employees, offset by a $1.4 million decrease in recruitment expense. The increased professional and consulting fees of $13.4 million primarily consisted of an increase in commercial related activity of $12.0 million and general consulting fees of $1.4 million.

Loss on Conversion of Debt

In January 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of our 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock issued by us. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. We reduced net debt outstanding and increased equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchange notes. We also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, we issued 69,491 shares as settlement of debt issuance costs paid to our advisor in connection with the exchange transaction. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which we charged to interest expense and to equity. We recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. As of June 30, 2021, we held in treasury 2019 Convertible Notes in principal amount $126.1 million, which notes have not been cancelled.

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

We remeasured the fair value of the liability as a level 3 derivative at June 30, 2021 and 2020. Loss from remeasurement of development derivative liability decreased $27.3 million to $38.3 million for the six months ended June 30, 2021 from $65.6 million for the six months ended June 30, 2020. The increase was primarily related to the favorable release of PEGASUS data in January 2020 which caused a significant gain in the fair value of the liability. Additionally, the FDA approval of pegcetacoplan and the favorable release of PRINCE data in May 20201 also affected the probability of repayment increasing the fair value of the liability.

Interest Expense

Interest expense was $7.9 million for the six months ended June 30, 2021, a decrease of $2.9 million, compared to $10.8 million for the six months ended June 30, 2020 primarily related to the 2019 and 2020 Convertible Notes. The decrease in interest was primarily due to the decrease in the Convertible Notes outstanding as well as the adoption of ASU 2020-06 which reduced the amount of non-cash interest recognized on the debt discount.

Interest Income

Interest income was $0.2 million for the six months ended June 30, 2021, a decrease of $3.1 million, compared to $3.3 million for the six months ended June 30, 2020. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates.

Other income/(expense), net

Other income/(expense), net during the six months ended June 30, 2021, increased $1.5 million compared to the six months ended June 30, 2020

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our IPO, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and a $25.0 million development reimbursement payment from Sobi each pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $327.2 million of aggregate principal amount of our Convertible Notes for shares of our common stock in January 2021 and July 2021.

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

In July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock. These exchange transactions closed in July 2021.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(282,002)	$(202,643)
Net cash used in investing activities	(17,013)	(515,661)
Net cash provided by financing activities	6,158	684,935
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,852)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(294,709)	$(33,389)

Net Cash Used in Operating Activities

Net cash used in operating activities was $282.0 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $402.9 million adjusted for $115.1 million of non-cash items, including a loss on early exchange of debt of $39.5 million and a loss from remeasurement of development derivative liability of $38.3 million, share-based compensation expense of $34.2 million, and the forfeiture of accrued interest in the exchange of the 2019 Convertible Notes of $1.7 million, a net increase in current operating assets of $16.2 million, a decrease in other assets of $2.8 million, a decrease in accounts payable of $3.3 million and an increase in accrued expenses of $22.5 million.

Net cash used in operating activities was $202.6 million for the six months ended June 30, 2020 and consisted primarily of a net loss of $287.4 million adjusted for $92.2 million of non-cash items, including a loss from remeasurement of development derivative liability of $65.6 million and share-based compensation expense of $20.8 million, a net increase in accounts payable of $1.6 million offset by a decrease in accrued expenses of $9.6 million and a net decrease in operating assets of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $17.0 million due primarily to the purchase of marketable securities.

Net cash used in investing activities during the six months ended June 30, 2020 was $515.7 million due primarily to the purchase of marketable securities with proceeds from the follow-on common stock offering in January 2020 and the issuance of the 2020 Convertible Notes in May 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.2 million during the six months ended June 30, 2021 and consisted primarily of $9.7 million upon the exercise of stock options and $1.7 million sales of common stock under the employee stock purchase plan, offset by $4.0 million for the payment on the development derivative liability as well as $1.2 million for the payment of employee tax withholding related to equity-based compensation.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of EMPAVELI. In addition, we expect our expenses to increase as we continue the research and development of, and seek marketing approval for, our other product candidates~~.~~ Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or current and future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2021, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. If the DERBY and OAKS clinical trials meet their primary efficacy endpoints, we expect that we will devote resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for EMPAVELI for GA and may choose to devote additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI, the development of pegcetacoplan and APL-9 and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

•	our ability to successfully commercialize and sell EMPAVELI in the United States;

•

the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for pegcetacoplan, APL-9 and future product candidates;
•	our ability to maintain a productive collaborative relationship with Sobi with respect to systemic pegcetacoplan, including our ability to achieve milestone payments under our agreement with Sobi;
•

our ability to identify additional collaborators for any of our product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of clinical trials and of seeking regulatory approvals of pegcetacoplan in other jurisdictions and indications and other product candidates we may pursue
•

the costs of commercialization activities for pegcetacoplan in additional indications or any of our other product candidates that receive marketing approval to the extent such costs are not the responsibility of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of pegcetacoplan in other jurisdictions and indications and our other product candidates;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	the effect of the COVID-19 pandemic on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	our ability to obtain adequate reimbursement for EMPAVELI in the United States or any other product we commercialize; and
•	the costs of operating as a public company.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $599.0 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15()f and 15d-15(e) under the Exchange Act of 1934 as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $402.9 million for the six months ended June 30, 2021 and $344.9 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $1.3 billion. We have not generated significant revenues from product sales, have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the collaboration agreement Sobi, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications, and preparing for the commercial launch of EMPAVELI for the treatment of adults with PNH. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	commercially launch EMPAVELI for the treatment of PNH in the United States;
•

if the DERBY and OAKS trials meet their primary efficacy endpoints in the monthly arms, prepare to submit an application for regulatory approval and build a commercial infrastructure for intravitreal pegcetacoplan for GA;

•

continue our efforts to establish a sales, marketing, distribution and other commercial infrastructure in connection with the commercialization of EMPAVELI and any other products for which we may obtain marketing approval;

•	continue to develop and conduct clinical trials of pegcetacoplan, in other indications;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•	seek to identify and develop additional product candidates for complement-dependent diseases;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of product candidates for clinical development and, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate significant revenue. The ability to generate this revenue will require us to successful commercialize EMPAVELI. While we began to generate revenue from sales of EMPAVELI in May 2021, there can be no assurance that we will generate significant revenue or as to the timing of any such revenue, and we may not achieve profitability for several years, if at all.

EMPAVELI is the only product for which we have obtained marketing approval and it has only been approved in the United States for the treatment of PNH in adults. Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of EMPAVELI. However, the successful commercialization of EMPAVELI in the United States is subject to many risks. We may not be able to commercially launch EMPAVELI successfully or on the currently expected timeline. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of EMPAVELI for the treatment of PNH alone will be sufficient for us to become profitable for several years, if at all, including if EMPAVELI is approved in Europe.

We do not expect to generate significant revenue from other products unless and until we are, or our collaborators, including Sobi, are able to obtain marketing approval for, and successfully commercialize, pegcetacoplan in other jurisdictions or in other indications or our product candidates. Successful commercialization of products will require achievement of key milestones, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

We have recently obtained marketing approval and have begun to commercialize EMPAVELI for the treatment of PNH in the United States, which may make it difficult to evaluate our future prospects.

We only recently obtained our first marketing approval for the use of pegcetacoplan to treat PNH adult patients in the United States and began to sell EMPAVELI for the treatment of PNH in May 2021 and we have not obtained marketing approval nor commercialized any other products for any other indications or outside the United States, all of which may make it difficult to evaluate our future prospects. Prior to obtaining such approval, our operations were limited to financing and staffing our company, developing our technology and conducting preclinical research and clinical trials of our product candidates. We have not yet consistently demonstrated an ability to successfully obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to continue the transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will need substantial additional funding to allow us to support both the systemic and ophthalmological programs through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the six months ended June 30, 2021, and in the years ended December 31, 2020, 2019 and 2018, we used net cash of $282.0 million, $160.5 million, $211.1 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of June 30, 2021, our cash, cash equivalents and marketable securities were $599.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize EMPAVELI and as we initiate new clinical trials of, initiate new research and preclinical development efforts for, seek marketing approval for and prepare for commercialization of~~,~~ pegcetacoplan in other jurisdictions and in other indications and our other product candidates. In addition, as we commercialize EMPAVELI and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or our other product candidates, we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, particularly if we are able to obtain marketing approval of pegcetacoplan for the treatment of GA and we commercialize it outside the United States without a collaborator or if we fail to establish substantial commercial sales of systemic pegcetacoplan. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities, along with cash ancitipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If the DERBY and OAKS clinical trials meet their primary efficacy endpoints in the monthly arms, we expect that we will devote resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA and may choose to devote additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

•	our ability to successfully commercialize and sell EMPAVELI in the United States;
•

if the DERBY and OAKS trials meet their primary efficacy endpoint in the monthly arms, the cost and our ability to submit an application for regulatory approval and to build a commercial infrastructure for intravitreal pegcetacoplan for GA;

•

the cost and our ability to effectively establish and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for, pegcetacoplan, APL-9 and future product candidates;
•	our ability to maintain a productive collaborative relationship with Sobi with respect to systemic pegcetacoplan, including our ability to achieve milestone payments under our agreement with Sobi;
•

our ability to identify additional collaborators for any of our product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;

•	the number and characteristics of future product candidates that we pursue and their development requirements;
•	the outcome, timing and costs of clinical trials and of seeking regulatory approvals of pegcetacoplan in other jurisdictions and indications and other product candidates we may pursue;
•

the costs of commercialization activities for any of our other product candidates that receive marketing approval to the extent such costs are not the responsibility of our collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of pegcetacoplan in other jurisdictions and indications and our other product candidates;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the effect of competing technological and market developments;
•	the effect of the COVID-19 pandemic on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	our ability to obtain adequate reimbursement for EMPAVELI in the United States or any other product we commercialize; and
•	the costs of operating as a public company.

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the FDA for the use of pegcetacoplan as a treatment for paroxysmal nocturnal hemoglobinuria, or PNH, we will pay to SFJ an initial payment of $4.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Further, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for PNH, we will pay to SFJ an initial payment of up to $5.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

In September 2020, we submitted an NDA, to the FDA and a marketing approval authorization, or MAA, to the EMA for pegcetacoplan for the treatment of PNH. We received approval from the FDA for EMPAVELI in May 2021. We paid $4.0 million to SFJ following FDA approval of EMPAVELI.

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

In January 2021, we closed privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes, under which we issued approximately 3.9 million shares of common stock in exchange for approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes. In July 2021, we closed privately negotiated exchange agreements to modify the conversion terms with certain holders of the Convertible Notes, under which we issued approximately 6.0 million shares of common stock in exchange for approximately $201.1 million in aggregate principal amount of Convertible Notes. The effective price per share of the common stock issued in the exchange transactions was lower than the trading price of the Company’s common stock on the Nasdaq market at the time of settlement of the exchanges. We may in the future exchange additional principal amount of our Convertible Notes and the effective price per share of the common stock may be lower than the trading price at such time.

If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or current or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are required to make substantial payments to SFJ pursuant to our development funding agreement as a result of receiving regulatory approval of EMPAVELI for the treatment of PNH. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the development funding agreement, SFJ could exercise its remedies as a holder of a first priority security interest in our assets and our business could be materially harmed.

We submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020, and we received FDA approval of EMPAVELI for the treatment of PNH in May 2021. We are required to make substantial payments to SFJ pursuant to our development funding agreement as a result of obtaining FDA approval of EMPAVELI and these payments will increase if we obtain approval of our MAA from the EMA for EMPAVELI. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

We incurred an aggregate of $520.0 million of indebtedness as a result of the issuance of convertible notes in September 2019 and May 2020, or the Convertible Notes, of which an aggregate of approximately $192.7 million is outstanding and held by third parties as of the date of this Quarterly Report on Form 10-Q. We issued approximately 3.9 million shares of our common stock in exchange for approximately $126.1 million of 2019 Convertible Notes in January 2021 and approximately 6.0 million shares of our common stock in exchange for approximately $201.1 million aggregate principal amount of Convertible Notes in July 2021. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Notes are convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. From July 1, 2021 to the date of this filing, we have not received any conversion requests for the Convertible Notes. Whether the Convertible Notes will be convertible following September 30, 2021 will depend on the continued satisfaction of this condition or another conversion condition. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Other than EMPAVELI for the treatment of PNH there are no approved therapies that act by inhibiting C3. As a result, pegcetacoplan and other product candidates that we may develop may not demonstrate the pharmacological benefits we believe it may possess.

Pegcetacoplan is a novel therapeutic compound and its potential benefit in controlling complement-dependent autoimmune and inflammatory diseases has not been established. Pegcetacoplan is designed to control disease through inhibition of C3. Other than EMPAVELI for the treatment of PNH in the United States, there are no approved therapies for our target indications that act by inhibiting C3 and only two approved therapies that act by inhibiting the complement system. As a result, pegcetacoplan and other product candidates that we may develop may not demonstrate in patients in particular indications any or all of the pharmacological benefits we believe it may possess. While we have obtained marketing approval of EMPAVELI for the treatment of PNH in the United States, we have not obtained approval of pegcetacoplan outside of the United States or in any other indication.

If we are unsuccessful in our development efforts, we may not be able to advance the development of pegcetacoplan for other indications or any other product candidate, commercialize products, raise capital, expand our business or continue our operations.

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

We have enrolled, and seek to enroll, patients in our ongoing clinical trials at sites located both in the United States and internationally. We may face difficulties recruiting and retaining patients in our ongoing clinical trials because of logistical effects arising from the pandemic, including increased difficulty for patients and health care providers to travel to or access clinical sites. If patients enrolled in our clinical trials are unable or unwilling to visit clinical trial sites, the data generated by the trials and the timing of completion of our clinical trials may be adversely affected particularly in clinical trials like DERBY and OAKS where patients are expected to travel to clinical sites on a monthly basis over an extended period of time. In particular, missed visits due to the COVID-19 pandemic may impact the achievement of the primary efficacy endpoint in the every other month arms of the DERBY and OAKS clinical trials, because a single missed injection could result in a four month interval without treatment. We may also face disruptions related to the ability to obtain necessary regulatory, institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. In particular, site initiation, participant recruitment and enrollment, participant dosing, availability of drug product or clinical and laboratory supplies, distribution of clinical trial materials, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. The potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

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

We are dependent on the success of EMPAVELI and the successful development and commercialization of pegcetacoplan in other jurisdictions and disease indications. If we are unable to successfully commercialize EMPAVELI or develop, obtain marketing approval for or successfully commercialize pegcetacoplan in other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We are investing a significant portion of our efforts and financial resources to fund the commercialization of EMPAVELI and development of pegcetacoplan in other disease indications. Our prospects are dependent on our ability to successfully commercialize EMPAVELI in the United States. We are also dependent on the success of pegcetacoplan in clinical development and our ability to obtain additional marketing approvals for pegcetacoplan in one or more other indications. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. Our prospects are substantially dependent on our ability, or that of Sobi or any future collaborator, to successfully commercialize EMPAVELI and to develop, obtain marketing approval for and successfully commercialize pegcetacoplan in additional disease indications. All of our other product candidates are in early stages of clinical development.

The success of EMPAVELI in PNH and pegcetacoplan in other disease indications will depend on several factors, including the following:

•	our ability to successfully commercialize of EMPAVELI in the United States, including establishing sales, marketing and distribution capabilities for EMPAVELI;
•	commercial acceptance by patients, the medical community and third-party payors of EMPAVELI in PNH, pegcetacoplan in other indications, if approved, and other product candidates, if approved;
•	successful recruitment of patients, enrollment in and completion of our ongoing and planned clinical trials;
•	initiation and successful recruitment of patients, enrollment in and completion of additional clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•

our ability to identify success criteria and endpoints for our clinical trials and otherwise design our clinical trials such that the FDA, EMA, and other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop;

•	timely receipt of marketing approvals from applicable regulatory authorities, including approval of EMPAVELI from the EMA;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining pegcetacoplan drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;

•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	the performance of Sobi and any future collaborators;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	our ability to compete with other not obtain patent term extension and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to successfully commercialize EMPAVELI in the United States for PNH or to develop, receive marketing approval for and successfully commercialize pegcetacoplan in other jurisdictions and in other indications on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received an approval from the FDA for EMPAVELI for the treatment of patients with PNH in the United States, but there is no assurance that we will receive regulatory approvals for pegcetacoplan for the treatment of PNH in other ~~j~~urisdictions or for other indications in any jurisdiction We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these additional approvals.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our products or product candidates may be identified that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, our products or product candidates could cause us, or any collaborator conducting clinical trials of our product candidates such as Sobi, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our products or product candidates and could result in a more restrictive label, or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. For example, by design pegcetacoplan has immunosuppressive effects and, in some cases, may be administered to patients with underlying significantly compromised health. Administration of our product candidates could make patients more susceptible to infection.

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

In addition, clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered when a significantly larger number of patients are exposed to the product. If safety problems occur or are identified after EMPAVELI or one of our other products, if any, reaches the market, the FDA or comparable non-U.S. regulatory authorities may require that we amend the labeling of such product, recall such product, or even withdraw approval for such product.

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

We have obtained marketing approval for only one product and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our other product candidates.

We have obtained marketing approval for only one product, EMPAVELI for the treatment of patients with PNH in the United States, which the FDA approved in May 2021. While we have submitted an MAA to the EMA and although the EMA validated the MAA in Europe, it is possible that it may refuse to accept for substantive review any MAA that we submit or may conclude after review of our data that our application is insufficient to obtain marketing approval of pegcetacoplan for the treatment of PNH in the EU.

In the future, with respect to NDAs or MAAs for pegcetacoplan for other indications or product candidates, if the FDA or EMA does not accept or approve such NDAs or MAAs, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other required trials or studies, approval of any NDA, MAA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our NDAs or MAAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing pegcetacoplan in the United States or EU, other jurisdictions or other indications, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, either to pegcetacoplan or to any future product candidate for which we may seek marketing approval, we may be forced to abandon or limit our development efforts for pegcetacoplan or such future product candidates, which could significantly harm our business.

Even if pegcetacoplan or one of our other product candidates that we develop receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of our collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects that may be observed once the product has been commercialized. If, following approval of a product candidate, including EMPAVELI, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

We may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success of any products for which we obtain marketing approval, including EMPAVELI, in which case we may not generate significant revenues or become profitable.

We may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success of any products for which we obtain marketing approval, including EMPAVELI. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris) are the only therapies that have been approved for the treatment of PNH, and even though we have obtained marketing approval of EMPAVELI, we may not be able to successfully convince physicians or patients to switch from eculizumab or ravulizumab to pegcetacoplan. In addition, even though switching from eculizumab and ravulizumab is expressly contemplated in the label for EMPAVELI for the treatment of PNH, safety concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. If EMPAVELI or any of our product candidates for which we obtain marketing approval do not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of EMPAVELI or our other product candidates for which we obtain marketing approval, will depend on a number of factors, including:

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

In addition, the potential market opportunity for EMPAVELI in PNH or in any other indication is difficult to precisely estimate. Our estimates of the potential market opportunity for EMPAVELI in PNH or in other indications include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. However, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for EMPAVELI in PNH or any other indication could be smaller than our estimates of potential market opportunity. If the actual market for EMPAVELI in PNH in other indications is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

If the commercial launch of EMPAVELI in the United States for PNH for which we recruited a sales force and established marketing, market access and medical affairs teams and distribution capabilities is not successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel.

To achieve commercial success for EMPAVELI, we have expended and anticipate that we will continue to expend significant resources to support our sales force, marketing, market access and medical affairs teams and distribution capabilities. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay our ability to focus on other priorities. If the commercial launch of EMPAVELI is not successful for any reason, this would be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel or terminate on favorable terms any agreements entered into with third parties to support our commercialization efforts.

Factors that may inhibit our efforts to commercialize EMPAVELI on our own in the United States include:

•	our inability to train and retain adequate numbers of effective sales, marketing, training and support personnel;
•

the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to educate an adequate number of physicians of the benefits of EMPAVELI over alternative treatment options;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive or integrated product offerings; and
•	unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.

If our salesforce, marketing, market access and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of EMPAVELI, impact our ability to generate revenue and harm our business.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing EMPAVELI, pegcetacoplan in other indications or any of our other product candidates ~~if~~ for which we obtain marketing approval.

We are currently developing sales, marketing and distribution infrastructure in the United States to support commercialization of EMPAVELI and infrastructure for our other product candidates, including pegcetacoplan as a treatment for GA.

We are building focused capabilities to commercialize EMPAVELI in PNH and other indications where we believe that the medical specialists for such indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time-consuming and could delay any product launch. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing EMPAVELI or our other product candidates that receive marketing approval.

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

The development and commercialization of new products is highly competitive. We face significant competition with respect to EMPAVELI and expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or our collaborators, may seek to develop or commercialize in the future, including from therapies that act through the complement system and therapies that use different approaches.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than EMPAVELI or any product candidates that we are currently developing or that we may develop, which could render EMPAVELI or product candidates obsolete and noncompetitive.

EMPAVELI targets markets that is already served by a competitor with significantly greater financial resources than us. The principal competitors for EMPAVELI for the treatment of PNH, are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion Pharmaceuticals, or Alexion. Prior to the approval of EMPAVELI, eculizumab and ravulizumab were the only drugs approved for the treatment of PNH. These products have widespread acceptance among clinicians, patients and payors. In December 2020, AstraZeneca announced that it has agreed to acquire Alexion, with closing expected in the third quarter of 2021, pending regulatory approval. Eculizumab and ravulizumab may also compete with EMPAVELI in other indications in our hematology and nephrology programs.

We are also aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including nomacopan, a small protein C5 complement inhibitor being developed by Akari Therapeutics, Plc. in Phase 3 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst Pharmaceuticals, currently in Phase 1/2 clinical trials; zilucoplan, a cyclic peptide C5 inhibitor developed by UCB S.A., currently in Phase 2 clinical trials, crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals, currently in Phase 2 clinical trials; and iptacopan (formerly known as LNP-023), a Factor B inhibitor being developed by Novartis currently in Phase 3 clinical trials, as well as other products in early stages of development, including cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials. Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 3 clinical trials as a cotreatment or combination product with eculizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548 in early clinical development.

Amgen is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development, and other non-U.S. entities are developing biosimilars for eculizumab in local markets. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences in Phase 2 clinical trials; GT005, a CFI expression inhibitor being developed by Gyroscope Therapeutics in Phase 2 clinical trials; IONIS-FB-L(RX), a complement factor B inhibitor being developed by Genentech/Ionis in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy being developed by Janssen Pharmaceutical (after acquisition from Hemera Biosciences) in Phase 2 clinical trials; NGM621, a C3 inhibitor being developed by NGM Bio, in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Gemini Therapeutics, Genentech, Lineage Cell Therapeutics, Regenerative Patch Technologies, and Stealth BioTherapeutics Inc., which is evaluating elamipretide in a Phase 2b clinical trial in patients with GA. Alexion has announced plans to initiate Phase 2 trials of danicopan in GA in the second half of 2021.

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

EMPAVELI or any product candidate that we~~,~~ or any collaborator, such as Sobi, commercialize may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of EMPAVELI or any our product candidates that we or any collaborator, such as Sobi, commercialize will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize EMPAVELI or any other product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of our collaborators, to commercialize EMPAVELI or any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and abroad. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell EMPAVELI or our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or our collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, such as EMPAVELI and coverage may be more limited for EMPAVELI than the indication for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

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

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of EMPAVELI and any other products that we may develop.

We face an inherent risk of product liability claims as a result of the commercial sale of EMPAVELI and the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants.. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for EMPAVELI and any other product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend resulting litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to successfully commercialize EMPAVELI or any other products that we may develop.

Although we maintain product liability insurance coverage in the amount of up to $20.0 million in the aggregate and clinical trial liability insurance of up to $20.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize EMPAVELI and any other product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of EMPAVELI and our other product candidates, which could harm our business, financial condition, results of operations and prospects.

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

We contract with third parties for the manufacture, storage and distribution of commercial supply of EMPAVELI and clinical supply for our product candidates and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of pegcetacoplan or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities, and a relatively small number of personnel with manufacturing experience who can oversee the manufacturing process. We rely on contract manufacturers to manufacture, store and distribute both drug substance and drug product required for our clinical trials. We also rely upon contract manufacturers, and, potentially collaboration partners, to manufacture commercial quantities of EMPAVELI or any of our other product candidates, if approved. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms, or to maintain such agreements as we may enter. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

•

manufacturing delays if our third-party contractors give greater priority to the supply of other products over EMPAVELI or our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them, or if unforeseen events in the manufacturing process arise;

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

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales for us or our collaborators. Accordingly, for example, if Bachem or NOF were to experience manufacturing and supply issues, we would have difficulty in procuring the drug intermediates and drug substance needed for the supply and manufacture of pegcetacoplan. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. If we or any third-party parties on which we rely are adversely impacted by restrictions or limitations resulting from the COVID-19 pandemic, our ability to manufacture and supply pegcetacoplan may be disrupted, which would limit our ability to conduct our clinical trials or prepare for our commercial launch. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products.

For EMPAVELI and any product candidates that are approved by any regulatory agency, we will need to maintain agreements with third-party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that can manufacture our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

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

We are developing a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we plan to use one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials and for our commercial launch of EMPAVELI. The development of a custom drug delivery system may be delayed, or we may not be successful in developing a custom drug delivery system and may need to continue to rely on commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

Our current and anticipated future dependence upon others for the manufacture of EMPAVELI or our product candidates may harm our future profit margins and our ability to commercialize EMPAVELI or any other products that receive marketing approval on a timely and competitive basis.

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

We are a party to patent license agreements with The University of Pennsylvania, or Penn, under which we license patent rights relating to a family of compounds for use in all fields. The licensed patent rights include issued U.S. and foreign patents with claims that recite a class of compounds generically covering pegcetacoplan and APL-9, and that specifically recite the active component. We may enter into additional license agreements in the future. Our license agreements with Penn impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business; we also license or purchase patent applications filed by others. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our products and product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our products without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing our products and product candidates or relating to the use of complement inhibition that may cover our products or product candidates or approach to complement inhibition. For example, we are aware of a U.S. patent with claims that could be construed to cover pegcetacoplan. Although we believe that these claims, if construed to cover pegcetacoplan, would be invalid due to various prior art disclosures available more than a year before the priority date of the U.S. patent, there are no assurances that a court would agree. If any third-party patents or patent applications are found to cover our products or product candidates or their methods of use or our approach to complement inhibition, we may not be free to manufacture or market our products or product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products and product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products or product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Some of our in-licensed intellectual property with respect to our products and product candidates has been funded in part by the U.S. government and, therefore, would be subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products or product candidates pursuant to the Bayh-Dole Act. The “march-in” provisions of the Bayh-Dole Act allow the U.S. government under strictly limited circumstances to require the patent owners to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government-funded program. The U.S. government can exercise its march-in rights if it determines that action is necessary because the patent owner fails to achieve practical application of the new invention or because action is necessary to alleviate health concerns or address the safety needs of the public. Intellectual property discovered under the government-funded program is also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Penn has requested a waiver of the U.S. manufacturing requirement, but there can be no assurance that such waiver will be granted.

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

Filing, prosecuting and defending patents on our products or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries; thus, even in countries where we do pursue patent protection, there can be no assurance that any patents will issue with claims that cover our products. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

If we do not obtain patent term extension and data exclusivity for any product or product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product or product candidate we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval, only one patent may be extended and the extension only applies to those claims covering the approved drug, a method for using it, or a method for manufacturing it. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, the failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products and product candidates, our competitive position would be adversely affected.

If we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected products or product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, which could enable our competitors to obtain access to the same technologies licensed to us.

If we fail to comply with our obligations under license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the products or product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or commercialization of products or one or more product candidates that rely on such agreements.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining approvals for the commercialization of pegcetacoplan in other indications or any of our product candidates that we develop. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval to commercialize pegcetacoplan in other indications or any other product candidate that we develop.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. In September 2020, we submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH. The FDA granted approval of EMPAVELI in May 2021. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

In order to market and sell EMPAVELI, pegcetacoplan in other indications or any of our other products in the European Union and other foreign jurisdictions, we, and our collaborators, such as Sobi, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and our collaborators, such as Sobi, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

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

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and our collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates which we or they market. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved. We are limited to promoting EMPAVELI in accordance with its approved label and may not promote it for any indication other than PNH.

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

Accordingly, given the marketing approval of EMPAVELI and assuming we, or our collaborators, receive marketing approval for one or more of our other product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and our collaborators, are not able to comply with post-approval regulatory requirements, we, and our collaborators, could have the marketing approvals for our current and future products withdrawn by regulatory authorities and our, or our collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

EMPAVELI and any other product candidates for which we, or our collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

EMPAVELI and any other product candidates for which we, or our collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For EMPAVELI and any other product candidate that is granted marketing approval, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy.

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

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our collaborators, to profitably sell EMPAVELI or any other products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. On June 17, 2021, the Supreme Court rejected this challenge to the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

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

Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing the Trump Administration’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the Trump administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of EMPAVELI and any other products for which we obtain marketing approval. Our current and future arrangements with healthcare providers, and third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, market, sell and distribute EMPAVELI or any other products for which we obtain marketing approval. These include the following:

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

Our employees or consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee or consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. It is not always possible to identify and deter employee or consultant misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2020, the number of our employees increased from 235 on December 31, 2019 to 374 on December 31, 2020. As of June 30, 2021, we had 445 employees and we expect the number of employees to continue to increase significantly in 2021. Our principal office is located in Massachusetts and we maintain additional offices in California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	our success in launching and commercializing EMPAVELI;
•	the timing and results of clinical trials of pegcetacoplan and any other product candidates;
•	the success of existing or new competitive products or technologies;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	short positions, hedging or other transactions in our securities in connection with our Convertible Notes;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of June 30, 2021, we had options to purchase an aggregate of 12,980,690 shares of our common stock outstanding, of which options to purchase 6,832,454 shares were vested and 1,011,586 outstanding unvested restricted stock units that upon vesting would result in the issuance of 1,011,586 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,098,982 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of July 31, 2021, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 23.3% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 14.4% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Apellis Pharmaceuticals, Inc.

Date: August 9, 2021	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: August 9, 2021	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)

 Benefial own