Form 10-Q
period 2021-09-30
Apellis Pharmaceuticals, Inc.
filed 2021-11-08
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 87,295,371 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the ongoing commercialization of EMPAVELI and our preparation for the commercialization of intravitreal pegcetacoplan;
•	our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of EMPAVELI, intravitreal pegcetacoplan and any future products;
•	the rate and degree of market acceptance and clinical utility of EMPAVELI, intravitreal pegcetacoplan and any future products;
•	our plans to develop our current and future product candidates for any additional indications;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including EMPAVELI and intravitreal pegcetacoplan;
•	our plans to initiate clinical trials of our current and future product candidates;
•	the potential clinical benefits and attributes of our current and future product candidates we may develop and the inhibition of C3;
•	our plans to research and develop any current and future product candidates we may develop;
•	our current and any future collaborations for the development and commercialization of our current and future product candidates;
•	the potential benefits of any collaboration;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of the COVID-19 pandemic on our clinical trials, business and operations; and
•	the impact of government laws and regulations.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least the next several years, and may never achieve or maintain profitability. Our net losses were $598.4 million and $423.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

•

Our long-term prospects depend upon the success of our intravitreal pegcetacoplan program, among other things.  Subject to discussions with the FDA, we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the first half of 2022 for the approval of intravitreal pegcetacoplan for the treatment of geographic atrophy, or GA, which submission would be supported by the completed Phase 2 and Phase 3 clinical trials of intravitreal pegcetacoplan in patients with GA. Any delay in submitting the NDA, or adverse action by the FDA, could delay our planned commercial development timelines or could prevent us from commercializing intravitreal pegcetacoplan. If the FDA determines that our NDA and the data supporting the NDA are not sufficient to support approval in GA, we may be required to conduct an additional clinical trial, which would increase our costs and delay the program.  Any such delay or other adverse impact could have a material adverse effect on our business.

•

We will need substantial additional funding, to allow us to support systemic pegcetacoplan, intravitreal pegcetacoplan and any other product candidates through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. We believe that our existing cash, cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2022.

•

We do not believe that our existing cash and cash equivalents will be sufficient to enable us to fund our current operations for longer than 12 months from the date of this Quarterly Report on Form 10-Q. We have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within 12 months from the date of this Quarterly Report on Form 10-Q. While we are currently evaluating multiple financing strategies, if we are unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations may be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern.

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

•

We are dependent on the successful commercialization of EMPAVELI in PNH in the United States and the successful development and commercialization of pegcetacoplan in other jurisdictions and other disease indications. If we are unable to successfully commercialize EMPAVELI or develop and obtain marketing approval for or successfully commercialize pegcetacoplan in other jurisdictions and other indications, either alone or through a collaboration or if we experience significant delays in doing so, our business could be harmed.

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining approvals for the commercialization of EMPAVELI and systemic pegcetacoplan outside the United States and in the United States in other indications or intravitreal pegcetacoplan for GA or other indications or any other product candidate that we develop in any jurisdiction. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval to commercialize EMPAVELI or systemic pegcetacoplan outside the United States and in the United States or in other indications or intravitreal pegcetacoplan for GA or other indications or any other product candidate that we develop in any jurisdiction.

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

•

Other than EMPAVELI, there are no approved therapies that act by inhibiting C3. As a result, systemic pegcetacoplan, intravitreal pegcetacoplan and other product candidates that we may develop may not demonstrate the pharmacological benefits we believe they may possess.

•

If clinical trials of systemic pegcetacoplan, intravitreal pegcetacoplan or our other product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA, the European Medicines Agency, or EMA, and other regulators, we may incur additional costs or experience delays in completing, or ultimately may not be able to complete, the development and commercialization of these product candidates.

•

We may not be able to switch patients who are being treated for PNH with eculizumab or ravulizumab, which are the current standard of care for PNH, to EMPAVELI, and EMPAVELI or any other product candidates that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

•

We contract with third parties for the manufacture, storage and distribution of commercial and clinical supply of EMPAVELI and clinical supply for our product candidates and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of EMPAVELI or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. If these third parties do not perform satisfactorily, our development or commercialization efforts could be delayed or impaired.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

`	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$283,745	$565,779
Marketable securities	146,566	311,869
Accounts receivable	3,522	—
Inventory	1,677	—
Prepaid assets	17,374	11,400
Restricted cash	1,563	1,266
Other current assets	20,980	26,878
Total current assets	475,427	917,192
Non-current Assets:
Right-of-use assets	20,930	17,719
Property and equipment, net	6,509	6,803
Other assets	22,823	18,855
Total assets	$525,689	$960,569
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,984	$8,477
Accrued expenses	69,847	111,935
Current portion of development derivative liability	15,334	4,230
Current portion of right of use liabilities	4,072	3,685
Total current liabilities	94,237	128,327
Long-term liabilities:
Convertible senior notes	189,610	358,830
Development derivative liability	281,017	253,638
Operating lease liabilities	18,150	15,217
Total liabilities	583,014	756,012
Commitments and contingencies (Note 14)	—	—
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2021 and December 31, 2020; 87,219 shares issued and outstanding at September 30, 2021, and 76,130 shares issued and outstanding at December 31, 2020	9	8
Additional paid-in capital	1,453,431	1,131,013
Accumulated other comprehensive loss	(2,010)	(117)
Accumulated deficit	(1,508,755)	(926,347)
Total stockholders' equity	(57,325)	204,557
Total liabilities and stockholders' equity	$525,689	$960,569

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$5,314	$—	$5,937	$—
Licensing and other revenue	336	646	336	646
Total revenue:	5,650	646	6,273	646
Operating expenses:
Cost of sales	149	—	149	—
Research and development	87,733	93,207	267,688	249,584
Cost of research collaboration	—	—	50,000	—
General and administrative	45,763	36,991	135,309	94,909
Total operating expenses:	133,645	130,198	453,146	344,493
Net operating loss	(127,995)	(129,552)	(446,873)	(343,847)
Loss on conversion of debt	(61,102)	—	(100,589)	—
(Loss)/gain from remeasurement of development derivative liability	(4,219)	2,697	(42,483)	(62,939)
Interest income	144	670	381	3,970
Interest expense	(2,282)	(9,499)	(10,223)	(20,327)
Other (expense)/income, net	(117)	(16)	1,366	4
Net loss	(195,571)	(135,700)	(598,421)	(423,139)
Other comprehensive (loss)/gain:
Unrealized (loss)/gain on marketable securities	(25)	(430)	19	122
Foreign currency loss	(156)	(1,658)	(1,912)	(1,727)
Total other comprehensive loss	(181)	(2,088)	(1,893)	(1,605)
Comprehensive loss, net of tax	$(195,752)	$(137,788)	$(600,314)	$(424,744)
Net loss per common share, basic and diluted	$(2.28)	$(1.79)	$(7.31)	$(5.65)
Weighted-average number of common shares used in net loss per common share, basic and diluted	85,661	75,628	81,846	74,925

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2021	76,130	$8	$1,131,013	$(117)	$(926,347)	$204,557
Impact of adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of shares in exchange of 2019 Convertible Notes, including issuance costs	3,976	—	162,258	—	—	162,258
Forfeiture of accrued interest in exchange of 2019 Convertible Notes	—	—	1,668	—	—	1,668
Issuance of common stock upon exercise of stock options	285	—	2,588	—	—	2,588
Vesting of restricted stock units, net of shares withheld for taxes	47	—	(956)	—	—	(956)
Share-based compensation expense	—	—	16,439	—	—	16,439
Unrealized gain on available-for-sale investments	—	—	—	79	—	79
Net loss	—	—	—	—	(183,659)	(183,659)
Foreign currency loss	—	—	—	(1,582)	—	(1,582)
Balance at March 31, 2021	80,438	8	1,147,263	(1,620)	(1,093,993)	51,658
Issuance of common stock upon exercise of stock options	444	—	7,062	—	—	7,062
Vesting of restricted stock units, net of shares withheld for taxes	11	—	(233)	—	—	(233)
Share-based compensation expense	—	—	17,722	—	—	17,722
Issuance of common stock to employee stock purchase plan	63	—	1,698	—	—	1,698
Unrealized loss on available-for-sale investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(219,191)	(219,191)
Foreign currency loss	—	—	—	(174)	—	(174)
Balance at June 30, 2021	80,956	8	1,173,512	(1,829)	(1,313,184)	(141,493)
Issuance of shares in exchange of Convertible Notes, including issuance costs	6,071	1	258,104	—	—	258,105
Forfeiture of accrued interest in exchange of Convertible Notes	—	—	2,503	—	—	2,503
Issuance of common stock upon exercise of stock options	177	—	2,480	—	—	2,480
Vesting of restricted stock units, net of shares withheld for taxes	15	—	(362)	—	—	(362)
Share-based compensation expense	—	—	17,194	—	—	17,194
Unrealized loss on available-for-sale investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(195,571)	(195,571)
Foreign currency loss	—	—	—	(156)	—	(156)
Balance at September 30, 2021	87,219	$9	$1,453,431	$(2,010)	$(1,508,755)	$(57,325)

See accompanying notes to unaudited condensed consolidated financial statement

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

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(598,421)	$(423,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	51,355	32,882
Loss on conversion of debt	100,589	—
Loss from remeasurement of development derivative liability	42,483	62,939
Forfeiture of accrued interest in exchange of convertible notes	4,171	—
Amortization of right-of-use assets	110	209
Depreciation expense	1,006	370
Amortization of discounts for convertible notes, net of financing costs	821	10,476
Changes in operating assets and liabilities:
Accounts receivable	(2,618)	—
Inventory	(1,677)	—
Prepaid assets	(5,862)	8,503
Other current assets	6,677	(627)
Other assets	(3,956)	(519)
Accounts payable	(3,213)	2,392
Accrued expenses	(42,092)	4,047
Net cash used in operating activities	(450,627)	(302,467)
Investing Activities
Purchase of property and equipment	(1,084)	(4,711)
Purchase of available-for-sale securities	(171,280)	(567,187)
Proceeds from maturity of available-for-sale securities	335,000	255,000
Net cash provided by (used in) investing activities	162,636	(316,898)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	381,423
Proceeds from / (payments for) development derivative liability	(4,000)	20,000
Payments for capped call transactions and associated costs	—	(43,112)
Proceeds from issuance of convertible notes, net of issuance costs	—	322,874
Proceeds from exercise of stock options	12,131	4,155
Proceeds from issuance of common stock under employee share purchase plan	1,698	521
Payments of employee tax withholding related to equity-based compensation	(1,551)	—
Net cash provided by financing activities	8,278	685,861
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,024)	(1,666)
Net increase in cash, cash equivalents and restricted cash	(281,737)	64,830
Cash, cash equivalents and restricted cash at beginning of period	567,045	351,985
Cash, cash equivalents and restricted cash at end of period	$285,308	$416,815
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$283,745	$415,560
Restricted cash	1,563	1,255
Total cash, cash equivalents, and restricted cash	$285,308	$416,815
Supplemental Disclosure of Financing Activities
Cash paid for interest	$10,265	$12,929
Convertible Notes exchanged for common stock	$327,276	$—

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

In July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes and the 2020 Convertible Notes issued in May 2020 (the “2020 Convertible Notes”, and together with the 2019 Convertible Notes, the “Convertible Notes”). Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock issued by the Company. The Company also has agreed to issue 78,419 shares for settlement of issuance costs paid to the Company’s advisor. The Company recognized a total loss on conversion of debt in the unaudited condensed consolidated statement of operations of $61.1 million for the three months ended September 2021.

The Company recognized a total loss on the conversion of debt of $100.6 million in the unaudited condensed statement of operations for the nine months ended September 30, 2021. As of September 30, 2021, the Company held in treasury Convertible Notes in the principal amount of $327.2 million which notes have not been cancelled. See Note 7, Long Term Debt for additional information.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of November 8, 2021, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents and marketable securities of $430.3 million as of September 30, 2021, together with anticipated revenue from sales of EMPAVELI and development reimbursement payments from Swedish Orphan Biovitrum AB (Publ) (“Sobi”), will not be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has generated only limited revenues to date from product sales and has not achieved profitability. The Company’s plans to meet its short-term and longer-term operating cash flow requirements include: (1) obtaining additional debt or equity financing on terms that are favorable to the Company (2) achieving its projected revenues from sales of EMPAVELI, (3) entering into collaborative agreements with strategic partners to obtain funding, and (4) succeeding in its future operations. If the Company is not able to obtain the required funding for its operations, or to obtain funding on a timely basis on terms that are favorable to the Company, or to achieve its projected revenue, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Apellis Australia Pty Ltd, Apellis Bermuda Limited, Apellis Germany GmbH, Apellis Ireland Ltd, Apellis Netherlands B.V., Apellis Switzerland GmbH, Apellis UK Limited, APL DEL Holdings LLC, APL Sales Corp I, LLC, APL PRG I, Corp., Apellis Cayman Holdings, Ltd., APL DEL Holdings II, LLC and Apellis MA Securities Corp. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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

Product Revenues

For the three and nine-months ended September 30, 2021, the Company’s revenue from net product sales was generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. The Company sells EMPAVELI principally through arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs and SDs. The Company provides limited right of return to the customers in cases of shipment errors or expiring or defective products. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

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

The Company paid a $50.0 million up-front non-refundable payment to Beam Therapeutics, Inc. (“Beam”), in July 2021, which was recorded as a cost of research collaboration in research and development expenses during the nine months ended September 30, 2021. The Company did not record any cost of research collaboration in research and development expenses for the three months ended September 30, 2021. See Note 13 License and Collaboration Agreements for further discussion related to the research collaboration with Beam.

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

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales will be to these customers. The Company routinely assesses the creditworthiness of its customers. The Company does not require collateral. For the quarter ended September 30, 2021, a small number of customers represented all of the Company’s product revenue and accounts receivable balance at September 30, 2021. The Company has not experienced any losses related to the accounts receivables and no allowance for credit losses has been recorded for the Company's accounts receivable balance as of September 30, 2021.

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

Restricted Cash

The Company is contingently liable under unused letters of credit with a bank, related to the Company’s customs import bond and facility lease agreements of $1.6 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company records as restricted cash the collateral used to secure these letters of credit.

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

The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write-offs of its accounts receivable and its payment terms are generally 30-65 days. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of September 30, 2021, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. The Company primarily uses actual costs to determine the cost basis for its inventory. The Company periodically reviews its inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. The determination of whether inventory costs will be realizable requires estimates by management. The Company does not have any obsolete inventory as of September 30, 2021.

Prior to regulatory approval of its product candidates, the Company expenses costs associated with the manufacture of its product candidates to research and development expense unless the Company is reasonably certain such costs have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of our product candidates is probable, and the Company also expects future economic benefit from the sales of the product candidates to be realized, the Company will then capitalize the costs of production as inventory.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2021.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three and nine months ended September 30, 2021 consist of $5.3 million and $5.9 million, respectively, of sales of EMPAVELI to SPs and SDs. The Company did not have product revenue in 2020.

The Company’s accounts receivable balance of $3.5 million as of September 30, 2021 consists of EMPAVELI product sales receivable, net of discounts and allowances. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaling $0.3 million are included in accrued expenses on the Company’s unaudited consolidated balance sheet as of September 30, 2021.

The Company did not have accounts receivable or product reserve balances as of December 31, 2020.

4. Inventory

The Company’s inventory of EMPAVELI as of September 30, 2021 consisted of $1.4 million of semi-finished goods and $0.3 million of finished goods. The Company did not have inventory as of December 31, 2020.

5. Prepaid Assets and Accrued Expenses

Prepaid assets include $12.0 million and $8.0 million of prepaid research and development costs as of September 30, 2021 and December 31, 2020, respectively.

Accrued expenses are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development	$28,670	$47,879
Accrued license fee	—	25,050
Accrued payroll liabilities	27,124	22,896
Other	14,053	16,110
Total	$69,847	$111,935

6. Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement, (the “SFJ Agreement”), with SFJ Pharmaceuticals Group (“SFJ”), under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with paroxysmal nocturnal hemoglobinuria, (“PNH”). SFJ paid the Company $60.0 million following the signing of the agreement and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for systemic pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations.

On June 7, 2019, the Company and SFJ amended the development funding agreement, (the “SFJ Amendment”). Under the SFJ Amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of systemic pegcetacoplan for the treatment of patients with PNH.

As of September 30, 2021, the Company has received a total of $140.0 million from SFJ as the Company met milestones as identified in the agreement. The Company did not receive any funds under the SFJ agreement in 2021 or during the three months ended September 30, 2020. In the nine months ended September 30, 2020, the Company received $20.0 million, from SFJ.

Under the SFJ Agreement following regulatory approval by the FDA for the use of systemic pegcetacoplan as a treatment for PNH the Company is obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. During the nine-months ended September 30, 2021, the Company paid $4.0 million to SFJ.

Under the SFJ Agreement if regulatory approval is granted by the EMA for the use of systemic pegcetacoplan as a treatment for PNH, the Company will be obligated to pay SFJ an initial payment of up to $5.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

The SFJ Agreement is presented as a derivative liability on the condensed consolidated balance sheet and is considered a level three derivative, and, as such, is recorded at fair value and remeasured each quarter. The change in fair value due to the remeasurement of the development derivative liability resulted in a $4.2 million loss and a $2.7 million gain for the three months ended September 30, 2021 and 2020, respectively, recorded in the unaudited condensed consolidated statement of operations. The change in fair value of the development derivative liability included in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021 and 2020 resulted in a loss of $42.5 million and $62.9 million, respectively. The development derivative liability has a remeasured fair value of $296.3 million on the consolidated balance sheet at September 30, 2021. At September 30, 2021, $15.3 million of the $296.3 million of the development derivative liability fair market value is included in current liabilities.

The following table presents a rollforward of the development derivative liability (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Balance at fair market value, January 1,	$257,868	$134,839
Amounts received under the SFJ Agreement and SFJ Amendment	—	20,000
Loss recorded in loss from remeasurement of development derivative liability	17,084	68,406
Balance at fair market value, March 31,	274,952	223,245
Amounts repaid under the SFJ Agreement and SFJ Amendment	(4,000)	—
Loss/(gain) recorded in loss from remeasurement of development derivative liability	21,180	(2,770)
Balance at fair market value, June 30,	292,132	220,475
Amounts received under the SFJ agreement and SFJ amendment	—	—
Loss/(gain) recorded in loss from remeasurement of development derivative liability	4,219	(2,697)
Balance at fair market value, September 30,	$296,351	$217,778

The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.9%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.9% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms. If the SFJ Agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

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

Prior to March 15, 2026, the Convertible Notes are convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•	upon the occurrence of corporate events specified in the Indenture.

On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

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

In January 2021 and in July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, in January 2021 and July 2021, the holders exchanged approximately $126.1 million of 2019 Convertible Notes and $201.1 million of Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares and 5,992,217 shares, respectively, of common stock issued by the Company. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” (“ASC 470-20”) the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

For the January 2021 transaction, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, the Company issued 69,491 shares as settlement of debt issuance costs paid to the Company’s advisor in connection with the conversion transaction. The Company recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which the Company charged to interest expense and to equity.

For the July 2021 transaction, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the 2019 and 2020 Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, the Company issued 78,419 shares as settlement of debt issuance costs paid to the Company’s advisor in connection with the conversion transaction. For the three months ended September 30, 2021, the Company recorded a loss on conversion of debt of $61.1 million comprised of $55.9 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $5.2 million for the value of the 78,419 shares issued in payment of issuance costs. Upon exchange of the 2019 and 2020 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which the Company charged to interest expense and to equity.

During the quarter ended September 30, 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares.  The shares were issued in October 2021.

The Company recognized a total loss on the conversion of debt of $100.6 million of loss on conversion of debt in the unaudited condensed statement of operations for the nine months ended September 30, 2021. As of September 30, 2021, the Company held in treasury Convertible Notes in principal amount of $327.2 million which notes had not been cancelled.

Interest expense for the Convertible Notes was $2.3 million and $10.2 million for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2021, interest expense included accrued semi-annual coupon payable of $2.1 million and amortization of debt issuance costs of $0.2 million. For the nine months ended September 30, 2021, interest expense included accrued semi-annual coupon payable of $9.4 million and amortization of debt issuance costs of $0.8 million. As of September 30, 2021, $3.1 million of debt issuance costs was recorded in the unaudited condensed consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate principal balance of the Convertible Notes, net of unamortized debt issuance costs, as of September 30, 2021 and December 31, 2020 was $189.6 million and $358.8 million respectively.

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

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital at September 30, 2021 for the 2019 and 2020 Convertible Notes, respectively.

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

As of September 30, 2021 and December 31, 2020, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	September 30,	December 31,
	2021	2020
Operating Lease Assets	$20,930	$17,719
Operating Lease Liabilities	$22,222	$18,902
Weighted Average Remaining Term in years	4.87	4.66
Weighted Average discount rate used to measure outstanding lease liabilities	7.71%	7.74%

For the three months ended September 30, 2021 and 2020, the total lease cost for operating lease expense was $1.4 million and $1.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the total lease cost for operating lease expense was $4.2 million and $3.1 million, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30 is as follows (in thousands):

	2021	2020
Operating cash flows for operating leases	$4,476	$3,322
Operating lease assets obtained in exchange for lease obligations	$5,675	$6,664

The maturities of the Company’s operating lease liabilities as of September 30, 2021 are as follows (in thousands):

2021	$1,436
2022	5,561
2023	5,625
2024	4,862
2025 and thereafter	9,261
Total future minimum lease payments less	26,745
Imputed interest	(4,523)
Total operating lease liabilities	$22,222

9. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$146,555	$11	$—	$146,566

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$311,877	$11	$(19)	$311,869

All available-for-sale securities mature in one year or less.

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the nine months ended September 30, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	79	(1,582)	(1,503)
Balances, March 31, 2021	71	(1,691)	(1,620)
Net other comprehensive income (loss)	(35)	(174)	(209)
Balances, June 30, 2021	36	(1,865)	(1,829)
Net other comprehensive income (loss)	(25)	(156)	(181)
Balances, September 30, 2021	$11	$(2,021)	$(2,010)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	1,394	(230)	1,164
Balances, March 31, 2020	1,394	(384)	1,010
Net other comprehensive income (loss)	(842)	161	(681)
Balances, June 30, 2020	552	(223)	329
Net other comprehensive income (loss)	(430)	(1,658)	(2,088)
Balances, September 30, 2020	$122	$(1,881)	$(1,759)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		September 30, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$254,088	$—	$—	$254,088
Total Financial Assets		$254,088	$—	$—	$254,088

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$427,515	$—	$—	$427,515
	Bank certificates of deposit	43,577	—	—	43,577
Total Financial Assets		$471,092	$—	$—	$471,092

* The convertible notes were measured and recognized at fair value on the consolidated balance sheet at inception.

The Company’s Convertible Notes are Level 1 category within the fair value level hierarchy at September 30, 2021 due to the adoption of ASU 2020-06. The fair value of the Convertible Notes was $241.2 million at September 30, 2021. At December 31, 2020, the Company’s Convertible Notes were Level 2 category within the fair value level hierarchy. At December 31, 2020, the fair value of debt was determined using broker quotes in a non-active market for valuation. As of December 31, 2020, the fair value of the debt component of the Company's Convertible Notes was $676.2 million. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at September 30, 2021 and December 31, 2020.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		September 30, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$146,566	—	—	$146,566
Total Financial Assets		$146,566	$—	$—	$146,566

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$296,351	$296,351
Total Financial Liabilities		$—	$—	$296,351	$296,351

		December 31, 2020
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	US government obligations	$89,990	$—	$—	$89,990
Marketable securities:	US government obligations	311,869	—	—	311,869
Total Financial Assets		$401,859	$—	$—	$401,859

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$257,868	$257,868
Total Financial Liabilities		$—	$—	$257,868	$257,868

The fair value of the obligations under the SFJ Agreement is presented as a development derivative liability based on level 3 inputs. The derivative is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ Agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.9%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.9% as of the reporting date. These implied costs of borrowing were determined assuming the SFJ Agreement was initially executed with arm’s-length terms.

12. Income Taxes

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets for the period ended on September 30, 2021.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. The Company has not recorded any amounts for unrecognized tax positions for the period ended on September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, the Company did not record any current or deferred income tax expense or benefit.

13. License and Collaboration Agreements

Sobi License and Collaboration Agreement

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

Under the collaboration agreement, the Company and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, cold agglutinin disease, hematopoietic stem cell transplantation-associated thrombotic microangiopathy, C3 glomerulopathy and immune complex membranoproliferative glomerulonephritis, and amyotrophic lateral sclerosis, and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for PNH in the European Union and the United Kingdom. The Company and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

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

Sobi paid the Company an up-front payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone payment which would be payable upon the first regulatory and reimbursement approval for systemic pegcetacoplan in any major European country, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ.

Sobi Accounting Analysis

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

Under the Sobi collaboration agreement, for the three and nine months ended September 30, 2021, the Company did not recognize licensing revenue. For the three and nine months ended September 30, 2021, the Company recognized $6.4 million and $23.6 million, respectively for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. As of December 31, 2020, the Company had recorded a $43.0 million receivable for contra-research and development reimbursement in the unaudited condensed consolidated balance sheet, with $25.0 million and $18.0 million in current and long-term assets, respectively. The Company received a $25.0 million payment from Sobi in January 2021. As of September 30, 2021, the Company has recorded a receivable of $41.6 million for contra-research and development reimbursement from Sobi in the unaudited condensed consolidated balance sheet with $20.0 million and $21.6 million recognized in current assets and long term assets, respectively.

University of Pennsylvania License Agreement

The Company is a party to a license agreement with the Trustees of the University of Pennsylvania (“Penn”) for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

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

In January 2021, the Company paid $25.0 million for sublicense fee owed to Penn related to the Sobi Agreement and another licensing transaction. As of December 31, 2020 the $25.0 million was recognized in accrued expenses on the consolidated balance sheet and recognized in license fees on the consolidated income statement. In August 2021 the Company paid $1.0 million to Penn upon the achievement of a development milestone.

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

As part of the collaboration, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021, and the Company is to pay an additional $25.0 million payment on the first anniversary of the agreement on June 30, 2022. The Company has not recognized the $25.0 million payment in the unaudited condensed financial statements as of September 30, 2021, as the payment is not yet probable. The Company and Beam will each be responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

The Company recorded the $50.0 million up-front, non-refundable payment to Beam, recorded as a cost of research collaboration in research and development expenses for the nine months ended September 30, 2021.  The Company did not incur cost of research collaboration expense in research and development expenses for the three months ended September 30, 2021.

Other Agreements

In addition to the license agreements with Penn, and Beam, the Company contracts to conduct research and development activities with third parties. Certain of these contracts commit the Company to pay future milestone payments up to $15.0 million or to pay royalty fees ranging from 3-6% if any of the research results in regulatory approval or commercial revenue for a product.

14. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of September 30, 2021, the Company would be required to pay certain termination costs and other fees of approximately $2.4 million that would be incurred in future periods.

The Company has certain non-cancellable purchase obligations related to the manufacturing of drug substance and drug product, primarily with Bachem Americas, Inc., and Bachem AG, collectively (“Bachem”) for the drug substance for the finished dosage form of pegcetacoplan and with NOF Corporation and NOF America Corporation, collectively, (“NOF”) for a component of pegcetacoplan. As of November 8, 2021, the date of this Quarterly Report on Form 10-Q , the Company has remaining non-cancellable purchase commitments through September 2022 in the amount of approximately $65.2 million. The Company has additional purchase commitments of approximately $37.0 million through December of 2023.  Through September 2023, the Company has the option to terminate the $37.0 million minimum commitments at a cost of approximately $12.8 million. To the extent the minimum purchase commitments of $37.0 million are not met by December 31, 2023, the Company will incur costs of up to $19.7 million.

Following regulatory approval of EMPAVELI by the FDA in May 2021 and any potential future approval by the EMA of systemic pegcetacoplan for the treatment of PNH, the Company has or will have certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 6.

The Company is a party to a master lease agreement under which the Company leases vehicles with initial terms of 36 months from the date of delivery. If the Company were unable to take delivery of a previously ordered vehicle, the Company may incur nominal fees.

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

15. Net Loss per Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible notes	4,884	13,177	4,884	13,177
Common stock options	12,954	12,174	12,954	12,174
Restricted stock units	1,071	433	1,071	433
Total	18,909	25,784	18,909	25,784

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

In May 2021, the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI (systemic pegcetacoplan) for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, or PNH. This approval was based on results from the Phase 3 PEGASUS trial, in which pegcetacoplan met the primary endpoint, demonstrating superiority to eculizumab for the change from baseline in hemoglobin level at week 16. Additionally, EMPAVELI showed non-inferiority compared to eculizumab on the endpoint of transfusion avoidance.  In May 2021, we commenced commercial sales of EMPAVELI in the United States and generated sales of $5.9 million through September 30, 2021. In October 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or the EMA, adopted a positive opinion recommending the marketing authorization of systemic pegcetacoplan for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. We recorded $5.3 million in net product revenue from sales of EMPAVELI in the United States in the three months ended September 30, 2021.

In September 2021, we announced top-line results from DERBY and OAKS, our two Phase 3 clinical trials evaluating the efficacy and safety of intravitreal pegcetacoplan in patients with geographic atrophy, or GA secondary to age-related macular degeneration, or AMD. Monthly and every-other-month treatment with pegcetacoplan met the primary endpoint in OAKS, significantly reducing GA lesion growth compared to pooled sham at 12 months. Monthly and every-other-month treatment with pegcetacoplan did not meet the primary endpoint in DERBY. Further, in a prespecified analysis of the primary endpoint, intravitreal pegcetacoplan demonstrated a greater effect in patients with extrafoveal lesions at baseline. Based on results from these trials and our Phase 2 clinical trial of intravitreal pegcetacoplan and subject to discussions with regulators, we plan to submit a New Drug Application, or NDA, for intravitreal pegcetacoplan for the treatment of GA to the FDA in the first half of 2022.

We continue to develop pegcetacoplan for the treatment of a range of complement-dependent indications. We have the most advanced clinical programs targeting C3 with ongoing Phase 3 and other potentially registrational clinical trials of pegcetacoplan in multiple indications. We believe that pegcetacoplan has the potential to be a best-in-class treatment that may address the limitations of existing treatment options or provide a treatment option where there currently is none. In addition to PNH, systemic pegcetacoplan has shown activity that we believe is clinically meaningful in clinical trials for several distinct medical conditions, including cold agglutinin disease, or CAD, and C3 glomerulopathy, or C3G. We are developing pegcetacoplan and other product candidates which target C3 through various routes of administration and plan to conduct clinical trials in additional complement-dependent indications.

In October 2020, we entered into a collaboration and license agreement, or the collaboration agreement, with Sobi. Under the collaboration agreement, we agreed to co-develop pegcetacoplan for systemic indications, including PNH, CAD and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology; C3G and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology; and amyotrophic lateral sclerosis, or ALS, in neurology. Sobi has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan. We retain commercialization rights for systemic pegcetacoplan in the United States and worldwide commercial rights for intravitreal pegcetacoplan, which includes our GA program, and for APL-9 and other novel compounds targeting C3.

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

Intravitreal Pegcetacoplan. In September 2021, we reported top-line data from our Phase 3 clinical program consisting of two Phase 3 clinical trials evaluating intravitreal pegcetacoplan in patients with GA. We refer to these trials as DERBY and OAKS.

Monthly and every-other-month treatment with intravitreal pegcetacoplan met the primary endpoint in OAKS, significantly reducing GA lesion growth by 22% (p=0.0003) and 16% (p=0.0052), respectively, compared to pooled sham at 12 months. Monthly and every-other-month treatment with pegcetacoplan did not meet the primary endpoint in DERBY, showing a reduction in GA lesion growth of 12% (p=0.0528) and 11% (p=0.0750) with monthly and every-other-month treatment, respectively, compared to pooled sham at 12 months. In a prespecified analysis of the combined DERBY and OAKS studies, monthly and every-other-month treatment with pegcetacoplan reduced GA lesion growth by 17% (p<0.0001) and 14% (p=0.0012), respectively, compared to pooled sham at 12 months.

In a prespecified analysis of the primary endpoint, pegcetacoplan demonstrated a greater effect in patients with extrafoveal lesions at baseline. Patients with GA typically present first with extrafoveal lesions, which then progress toward the fovea where central vision is impacted. Under the prespecified analysis, in the combined studies, monthly and every-other-month treatment with pegcetacoplan decreased GA lesion growth by 26% (p<0.0001) and 23% (p=0.0002), respectively, in patients with extrafoveal lesions compared to pooled sham at 12 months.

Intravitreal pegcetacoplan was well-tolerated in both DERBY and OAKS. The pooled rate of new-onset exudations was 6.0% of patients in the monthly treatment groups, 4.1% in the every-other-month treatment groups, and 2.4% in the sham groups. Two cases of confirmed infectious endophthalmitis and one case of suspected infectious endophthalmitis were observed in the study eye out of a total of 6,331 injections (0.047%). Thirteen events of intraocular inflammation were observed in the studies (0.21% per injection). No events of retinal vasculitis or retinal vein occlusion were observed. There were no clinically relevant changes in vision for patients who developed infectious endophthalmitis or intraocular inflammation.

Based on the results from DERBY and OAKS, and pending further regulatory discussions regarding intravitreal pegcetacoplan, we plan to initiate a Phase 3 clinical trial of intravitreal pegcetacoplan in patients with intermediate age-related macular degeneration, or iAMD, in 2022.

We plan to continue the buildout of our ophthalmology commercial and medical affairs teams and have hired marketing and sales leadership in the United States and built out our European team and affiliates in Germany and Australia.

Systemic Pegcetacoplan. In addition to PNH, for which we obtained approval in the United States, we are developing systemic pegcetacoplan in several other indications, including C3G, IC-MPGN, ALS, CAD and HSCT-TMA.

PNH. In January 2020, we announced top-line data from the PEGASUS trial, our Phase 3 clinical trial evaluating systemic pegcetacoplan in 80 patients with PNH who exhibited signs of moderate to severe anemia.  The PEGASUS trial that showed that pegcetacoplan met the trial’s primary efficacy endpoint, demonstrating superiority to eculizumab, with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001), In May 2021, we and Sobi announced top-line data from the PRINCE trial, a second Phase 3 clinical trial in patients with PNH who have not been treated with complement inhibitors within three months before entering the trial, which showed that pegcetacoplan met both of the co-primary efficacy endpoints of hemoglobin stabilization and reduction in lactate dehydrogenase or LDH compared to standard of care, which did not include complement inhibitors, at week 26.

In May 2021, the FDA approved systemic pegcetacoplan for the treatment of adult patients with PNH.  In October 2021, the CHMP adopted a positive opinion recommending the marketing authorization of systemic pegcetacoplan for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months.  The CHMP opinion has been referred to the European Commission for a decision regarding approval by the end of 2021.

We recorded $5.3 million in net product revenue from sales of EMPAVELI in the United States in the three months ended September 30, 2021. If the European Commission approves systemic pegcetacoplan for the treatment of PNH in Europe and systemic pegcetacoplan receives reimbursement approval in any major European country, Sobi will be required to make a milestone payment of $50.0 million to us.

C3G/IC-MPGN. We have initiated and will continue to lead our registrational program in C3G / IC-MPGN. We initiated the Phase 2 NOBLE trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN in October 2020. We dosed the first patient in the NOBLE trial in September of 2021. We also plan to begin a Phase 3 clinical trial in patients with native kidney or post-transplant recurrence of C3G or IC-MPGN, having reduction of proteinuria as its primary endpoint, by the end of 2021.

ALS. In November 2020, we enrolled the first patient in MERIDIAN, our randomized, placebo-controlled Phase 2 clinical trial of systemic pegcetacoplan in approximately 200 adults with sporadic ALS. We now expect to complete enrollment in MERIDIAN the first half of 2022. The delay is due in part to impacts from the COVID-19 pandemic as well as competing enrollment of other ongoing trials recruiting in ALS.

CAD and HSCT-TMA. Sobi will lead development activities for a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA. The Phase 3 trial in patients with CAD and the Phase 2 trial in patients with HSCT-TMA are expected to begin by the end of 2021. In our Phase 2 clinical trial of systemic pegcetacoplan in patients with CAD, patients achieved increased hemoglobin levels, reduced reticulocytes and bilirubin levels, and reduced LDH levels compared to baseline.

Pipeline. We are developing pegcetacoplan in multiple indications and other product candidates targeting C3 through various routes of administration. We plan to conduct clinical trials of these compounds in additional complement-dependent indications.

APL-9 is a C3 modulator designed to be intravenously administered for acute use. We are developing APL-9 for the prevention of complement immune system activation coincident with adeno-associated virus, or AAV, vector administration for gene therapies and other indications.

We plan to advance up to four new product candidates into clinical development during the next two years. These candidates include a small interfering RNA, or siRNA, treatment designed to reduce the production of C3 proteins by the liver, a novel C3 inhibitor delivered to the brain by intrathecal administration, an oral alternative pathway inhibitor for certain renal conditions, and a novel compound designed to treat both GA and wet AMD by intravitreal administration. We also plan to continue our research activities under collaboration with Beam to develop gene-editing therapies in multiple therapeutic areas.

Since our commencement of operations in May 2010, we have devoted substantially all of our resources to developing our proprietary technology, developing product candidates, undertaking preclinical studies and conducting clinical trials for pegcetacoplan, building our intellectual property portfolio, organizing and staffing our company, business planning, raising capital, preparing for and executing the commercial launch of our products and providing general and administrative support for these operations.

To date, we have financed our operations primarily through $772.1 million in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from the private offerings of our 3.5% convertible senior notes due 2026, or the Convertible Notes, a $250.0 million up-front, non-refundable payment and a $25.0 million as a development reimbursement payment from Sobi each pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the development funding agreement with SFJ, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full. We exchanged $126.1 million of aggregate principal amount of 2019 Convertible Notes for shares of our common stock in January 2021 and $201.1 million of aggregate principal amount of Convertible Notes for shares of common stock in July 2021. During the quarter ended September 30, 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares.  The shares were issued in October 2021.

Since the launch of EMPAVELI in May 2021, we have generated $5.9 million of net product revenue from sales of EMPAVELI. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $598.4 million and $423.1 million for the nine months ended September 30, 2021 and, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant expenses and increasing operating losses for the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly particularly as we expect to incur significant commercialization expenses related to building sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for the treatment of PNH. We plan to incur significant expenses for the commercialization and further development of intravitreal pegcetacoplan. In addition, we expect our expenses to increase if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and other product candidates; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization.

As of September 30, 2021 we had cash, cash equivalents and marketable securities of $430.3 million. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating and capital expenditure requirements at least into the third quarter of 2022. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured. While we are currently evaluating multiple financing strategies as we simultaneously work to advance our regulatory path in GA, we have concluded that this circumstance raises substantial doubt about our ability to continue as a going concern within 12 months from the date of this Quarterly Report on Form 10-Q. See “Liquidity and Capital Resources.”

We temporarily closed our facilities in March 2020 in respect to the COVID-19 pandemic. We have since reopened our facilities on a limited basis, subject to compliance with strict safety guidelines, but most of our employees continue to work remotely. As of the date of the Quarterly Report on Form 10-Q, we do not believe that the COVID-19 pandemic has had a significant impact upon our operations, including sales of EMPAVELI, our ongoing clinical trials (except for the delay of the clinical trials for ALS) and the manufacture and supply of our product candidates.

SFJ Agreement

On February 28, 2019, we entered into a development funding agreement, which we refer to as the SFJ agreement, with SFJ Pharmaceuticals Group, or SFJ, under which SFJ agreed to provide funding to us to support the development of systemic pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid us $60.0 million following the signing of the agreement and agreed to pay us up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to our Phase 3 program for pegcetacoplan in PNH and subject to our having cash resources at the time sufficient to fund at least 10 months of our operations.

On June 7, 2019, we amended the SFJ agreement, which we refer to as the SFJ amendment. Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to us to support the development of systemic pegcetacoplan for the treatment of patients with PNH.

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

Under the SFJ Agreement following regulatory approval by the FDA for the use of systemic pegcetacoplan as a treatment for PNH the Company is obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. As of September 30, 2021, the Company has paid $4.0 million to SFJ.

Under the SFJ Agreement, if regulatory approval is granted by the EMA for the use of systemic pegcetacoplan as a treatment for PNH, the Company will be obligated to pay SFJ an initial payment of up to $5.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. If the European Commission approves pegcetacoplan for the treatment of PNH, we will expect to make the $5 million payment in the first quarter of 2022.

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

Prior to March 15, 2026, the Convertible Notes are convertible only under the following circumstances:

•during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•upon the occurrence of corporate events specified in the Indenture.

On or after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

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

On January 6, 2021, we entered into separate, privately negotiated exchange agreements with certain holders of our 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of our common stock. The exchange transactions closed in January 2021. We also issued 69,491 shares for settlement of issuance costs paid to our financial advisor for services performed in connection with the exchanges.

In July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of 2019 Convertible Notes and 2020 Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock. The exchange transactions closed in July 2021. We also issued 78,419 shares for settlement of issuance costs paid to our financial advisor for services performed in connection with the exchanges.

During the quarter ended September 30, 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares.  The shares were issued in October 2021.

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

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an up-front payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and expect to receive the balance annually in installments over the next three years, subject to certain conditions. If the European Commission approves systemic pegcetacoplan for the treatment of PNH and systemic pegcetacoplan receives reimbursement approval in any major European country, Sobi will be required to make a milestone payment of $50.0 million to us. If the European Commission approval is received in 2021, we would expect to receive this milestone payment in the first half of 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ Pharmaceuticals.

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

Product Revenues

For the three and nine months ended September 30, 2021, our revenues from net product sales were generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with specialty pharmacies, or SPs, and specialty distributors, or SDs, who are our customers. The customers subsequently resell the product to patients and health care providers. We apply the ASC 606 five step process discussed above to the contracts with SPs and SDs. We provide limited right of return to the customers in cases of shipping error or product defect, including inactive or non-moving products due to market conditions. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

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

For the three and nine months ended September 30, 2021, we did not recognize licensing revenue. For the three and nine months ended September 30, 2021, we recognized $6.4 million and $23.6 million, respectively in contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. As of December 31, 2020, we had recorded a $43.0 million receivable for contra-research and development reimbursement, with $25.0 million and $18.0 million recorded in current and long-term assets, respectively. In January 2021, we received a $25.0 million development reimbursement payment from Sobi. As of September 30, 2021, we have a receivable of $41.6 million for contra-research and development reimbursement from Sobi recognized in the unaudited condensed consolidated balance sheet, with $20.0 million recorded in current assets and $21.6 million and long-term assets, respectively.

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

Product Revenues

For the three and nine months ended September 30, 2021, our revenues from net product sales were generated in the U.S. following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with SPs and SDs who are our customers. The customers subsequently resell the product to patients and health care providers.

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

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. We primarily use actual costs to determine the cost basis for our inventory. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. The determination of whether inventory costs will be realizable requires estimates by management. The company does not have any obsolete inventory as of September30, 2021.

Prior to regulatory approval of our product candidates, we expense costs associated with the manufacture of our product candidates to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. When we believe regulatory approval and subsequent commercialization of our product candidates is probable, and we also expect future economic benefit from the sales of the product candidates to be realized, we will then capitalize the costs of production as inventory.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold for the three and nine months ended September 30, 2021.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended September 30,		Change	Change
	2021	2020	$	%
Revenue:
Product revenue, net	$5,314	$—	$5,314	100
Licensing and other revenue	336	646	(310)	(48)
Total revenue:	5,650	646	5,004	775
Operating expenses:
Cost of sales	149	—	149	100
Research and development	87,733	93,207	(5,474)	(6)
General and administrative	45,763	36,991	8,772	24
Total operating expenses:	133,645	130,198	3,447	3
Net operating loss	(127,995)	(129,552)	1,557	(1)
Loss on conversion of debt	(61,102)	—	(61,102)	100
(Loss)/gain from remeasurement of development derivative liability	(4,219)	2,697	(6,916)	(256)
Interest income	144	670	(526)	(79)
Interest expense	(2,282)	(9,499)	7,217	(76)
Other expense, net	(117)	(16)	(101)	631
Net loss	$(195,571)	$(135,700)	$(59,871)	44

 Product Revenue, Net

We recognized $5.3 million of net product revenue in the three months ended September 30, 2021 from sales of EMPAVELI in the United States. EMPAVELI was approved by the FDA in May 2021, and therefore we did not have any net product revenue in the three months ended September 30, 2020.

Licensing and Other Revenue

Licensing and other revenue includes $0.4 million in revenues for product supplied to Sobi during the three months ended September 30, 2021. During the three months ended September 30, 2020, we entered into two different agreements with third parties to provide APL-9 for use in certain research projects which resulted in licensing revenue of $0.6 million.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended September 30,		Change	Change
	2021	2020	$	%
Clinical trial costs	$28,393	$27,674	$719	3%
Compensation and related personnel costs	28,421	19,978	8,443	42
Contract manufacturing	15,076	31,923	(16,847)	(53)
Sobi development milestone	(6,447)	—	(6,447)	(100)
Research / innovation costs	3,991	3,634	357	10
Other development costs	14,903	8,886	6,017	68
Pre-clinical study expenses	3,287	1,007	2,280	226
Device development expenses	109	105	4	4
Total research and development expenses	$87,733	$93,207	$(5,474)	(6)

Research and development expenses decreased by $5.5 million to $87.7 million for the three months ended September 30, 2021 from $93.2 million for the three months ended September 30, 2020, a decrease of 6%. The decrease in research and development expenses was primarily attributable to a decrease of $16.8 million in contract manufacturing expenses due to primarily to the timing of drug supply and analytical activity as well as the capitalization of inventory following FDA approval of EMPAVELI, and a $6.4 increase in contra research and development expense related to the Sobi transaction. These amounts were offset by an increase of $8.4 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $6.0 million in research and development supporting activities caused primarily by increased regulatory, quality and medical affairs expenses, an increase of $2.3 million in pre-clinical study expenses as we continue to perform research related to our product candidates, $0.7 million in clinical trial costs associated with the ongoing Phase 3 trials and the preparation for and commencement of our clinical trials in other indications, and increase of $0.4 million in research and device development costs.

General and Administrative Expenses

General and administrative expenses increased by $8.8 million to $45.8 million for the three months ended September 30, 2021, from $37.0 million for the three months ended September 30, 2020, an increase of 24%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $6.9 million, an increase in professional and consulting fees and general commercial preparation activities of $1.0 million, an increase in general office costs and conference and travel related expenses of $0.3 million, an increase of $0.7 million in director stock compensation expense, offset by a decrease of $0.1 million in insurance expense. The increase in employee related costs of $6.9 million consisted of a $4.4 million increase in salaries and benefits primarily due to the increase in the number of employees, $2.8 million increase related to stock expense associated with the grant of stock options and restricted stock units to employees, offset by a decrease of $0.3 million in recruitment expense. The increase in other professional and consulting fees and general commercial preparation activities of $1.0 million primarily related to an increase in commercialization related activity of $0.9 million and an increase in general professional fees of $0.1 million.

Loss on Conversion of Debt

In July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of our 2019 and 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of 2019 and 2020 Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock issued by us. In accordance with ASC topic 470-20, “Debt,– Debt with Conversion and Other Options,” (ASC 470-20) we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes. We reduced net debt outstanding and increased equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the 2019 and 2020 Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchange notes. We also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, we issued 78,419 shares as settlement of debt issuance costs paid to our advisor in connection with the exchange transaction. Upon exchange of the 2019 and 2020 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which we charged to interest expense and to equity. We recorded a loss on conversion of debt of $61.1 million comprised of $55.9 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $5.2 million for the value of the 78,419 shares issued in payment of issuance costs. As of September 30, 2021, we held in treasury 2020 Convertible Notes in principal amount of $327.2 million which notes have not been cancelled.

During the quarter ended September 30, 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares.  The shares were issued in October 2021.

Gain/Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of systemic pegcetacoplan for the treatment of patients with PNH. The development derivative liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual terms.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding and we received $20.0 million upon execution of the SFJ amendment in June 2019 and in each of September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in the receipt of an aggregate of $60.0 million of additional funding from SFJ.

We remeasure the fair value of the liability as a level 3 derivative at the end of each quarter. The remeasurement as of September 30, 2021 and September 30, 2020 resulted in a change in fair value recorded as a loss of $4.2 million and a gain of $2.7 million in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2021 and September 30, 2020, respectively.

The loss on the remeasurement of the liability for the three months ended September 30, 2021 was primarily related the FDA approval of systemic pegcetacoplan and the favorable release of PRINCE data in May 2021 which affected the probability of repayment. The gain on the remeasurement of the liability for the three months ended September 30, 2021 was primarily related to passage of time as the liability had a large increase in the first quarter of 2020 caused by the favorable release of PEGASUS data in January 2020.

Interest Expense

Interest expense was $2.3 million for the three months ended September 30, 2021 and $9.5 million for the three months ended September 30, 2020 primarily related to the 2019 and 2020 Convertible Notes. The decrease in interest was primarily due to the decrease in the Convertible Notes outstanding due to the January 2021 and July 2021 exchange transactions in additional to offset by the adoption of ASU 2020-06 which reduced the amount of non-cash interest recognized on the debt discount.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2021, a decrease of $0.6 million, compared to $0.7 million for the three months ended September 30, 2020. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates in addition to the overall decrease in cash and marketable securities.

Other Income, Net

Other income, net during the three months ended September 30, 2021, decreased $0.1 million compared to the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
Revenue:
Product revenue, net	$5,937	$—	$5,937	100
Licensing and other revenue	336	646	(310)	(48)
Total revenue:	6,273	646	5,627	871
Operating expenses:
Cost of sales	149	—	149	100
Research and development	267,688	249,584	18,104	7
Cost of research collaboration	50,000	—	50,000	100
General and administrative	135,309	94,909	40,400	43
Total operating expenses:	453,146	344,493	108,653	32
Net operating loss	(446,873)	(343,847)	(103,026)	30
Loss on conversion of debt	(100,589)	—	(100,589)	100
Loss from remeasurement of development derivative liability	(42,483)	(62,939)	20,456	(33)
Interest income	381	3,970	(3,589)	(90)
Interest expense	(10,223)	(20,327)	10,104	(50)
Other income, net	1,366	4	1,362	34,050
Net loss	$(598,421)	$(423,139)	$(175,282)	41

Product Revenue, Net

We recognized $5.9 million of net product revenue in the nine months ended September 30, 2021 from sales of EMPAVELI in the United States. EMPAVELI was approved by the FDA in May 2021, and therefore we did not have any net product revenue in the nine months ended September 30, 2020.

Licensing and Other Revenue

Licensing and other revenue includes $0.4 million revenue for product supplied to Sobi during the nine months ended September 30, 2021.  In the third quarter of the nine months ended September 30, 2020, we entered into two different agreements with third parties to provide APL-9 for use in certain research projects which resulted in licensing revenue of $0.6 million.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2021 and 2020, together with the dollar increase and percentage change in those items:

	For the Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
Clinical trial costs	$89,102	$73,257	$15,845	22%
Compensation and related personnel costs	78,891	54,987	23,904	43
Contract manufacturing	60,726	86,721	(25,995)	(30)
Sobi development milestone	(23,613)	—	(23,613)	(100)
Research / innovation costs	13,342	11,690	1,652	14
Other development costs	39,621	19,296	20,325	105
Pre-clinical study expenses	9,314	3,086	6,228	202
Device development expenses	305	547	(242)	(44)
Research and development expenses	267,688	249,584	18,104	7
Cost of research collaboration	50,000	—	50,000	100
Total research and development expenses including cost of research collaboration	$317,688	$249,584	$68,104	27

Research and development expenses increased by $68.1 million to $317.7 million for the nine months ended September 30, 2021, from $249.6 million for the nine months ended September 30, 2020, an increase of 27%. The increase in research and development expenses was primarily attributable to an increase of $50.0 million on cost of research collaboration attributable to the Beam arrangement, an increase of $23.9 million in personnel related costs primarily due to the hiring of additional personnel, an increase of $15.8 million in clinical trial costs associated with the continued enrollment and conduct of our Phase 3 and other clinical trials in several indications, an increase of $1.7 million related to research and innovation costs and an increase of $20.3 million in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses, and an increase of $6.2 million in preclinical study expenses. The increases were offset by the $23.6 million increase in contra research and development expense related to the Sobi transaction, a decrease of $26.0 million in contract manufacturing expenses due to primarily to the timing of drug supply and analytical activity as well as the capitalization of inventory following FDA approval of EMPAVELI and decrease of $0.2 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $40.4 million to $135.3 million for the nine months ended September 30, 2021, from $94.9 million for the nine months ended September 30, 2020, an increase of 43%. The increase in general and administrative expenses was primarily attributable to an increase in employee related costs of $23.1 million, an increase in professional and consulting fees and commercial preparation activities of $15.3 million, an increase in insurance costs of $0.1 million, and an increase of $1.9 million in director stock option compensation. The increased employee related costs of $23.1 million consisted of $14.3 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel, $10.5 million related to stock expense associated with the grant of stock options and restricted stock units to employees, offset by a $1.7 million decrease in recruitment expense. The increased professional and consulting fees of $15.3 million primarily consisted of an increase in commercial related activity of $14.4 million and an increase in general consulting fees of $0.9 million.

Loss on Conversion of Debt

In January 2021 and in July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its Convertible Notes. Under the terms of these exchange agreements, the holders exchanged in January 2021 and July 2021 approximately $126.1 million and $201.1 million, respectively, in aggregate principal amount of 2019 Convertible Notes and Convertible Notes held by them for an aggregate of 3,906,869 shares and 5,992,217 shares, respectively of common stock issued by us. In accordance with ASC 470-20, we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

For the January 2021 transaction, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, we issued 69,491 shares as settlement of debt issuance costs paid to our advisor in connection with the conversion transaction. We recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which we charged to interest expense and to equity.

For the July 2021 transaction, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the 2019 and 2020 Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, we issued 78,419 shares as settlement of debt issuance costs paid to our advisor in connection with the conversion transaction. For the three months ended September 30, 2021, we recorded a loss on conversion of debt of $61.1 million comprised of $55.9 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $5.2 million for the value of the 78,419 shares issued in payment of issuance costs. Upon exchange of the 2019 and 2020 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which we charged to interest expense and to equity.

During the quarter ended September 30, 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares.  The shares were issued in October 2021.

We recognized $100.6 million of loss on conversion of debt from the January 2021 and July 2021 in the unaudited condensed statement of operations for the nine months ended September 30, 2021. As of September 30, 2021, we held in treasury 2020 Convertible Notes in principal amount of $327.2 million which notes had not been cancelled.

Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of systemic pegcetacoplan for the treatment of patients with PNH. The liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contractual term which was determined to have been fair value.

We remeasured the fair value of the liability as a level 3 derivative at September 30, 2021 and 2020. Loss from remeasurement of development derivative liability decreased $20.4 million to $42.5 million for the nine months ended September 30, 2021 from $62.9 million for the nine months ended September 30, 2020. The decrease was primarily related to the favorable release of PEGASUS data in January 2020 which caused a significant gain in the fair value of the liability. Additionally, the FDA approval of systemic pegcetacoplan and the favorable release of PRINCE data in May 2021 also affected the probability of repayment increasing the fair value of the liability, but not by as much as the release of the PEGASUS data.

Interest Expense

Interest expense was $10.2 million for the nine months ended September 30, 2021, a decrease of $10.1 million, compared to $20.3 million for the nine months ended September 30, 2020 primarily related to the Convertible Notes. The decrease in interest was primarily due to the decrease in the Convertible Notes outstanding and held by third parties as a result of the exchange transactions as well as the adoption of ASU 2020-06 which reduced the amount of non-cash interest recognized on the debt discount.

Interest Income

Interest income was $0.4 million for the nine months ended September 30, 2021, a decrease of $3.6 million, compared to $4.0 million for the nine months ended September 30, 2020. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates in addition to an overall decrease in cash and marketable securities.

Other income, net

Other income/(expense), net during the nine months ended September 30, 2021, increased $1.4 million compared to the nine months ended September 30, 2020

Liquidity and Capital Resources

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

On January 6, 2021, we entered into separate, privately negotiated exchange agreements with certain holders of our 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of our common stock. These exchange transactions closed in January 2021.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(450,627)	$(302,467)
Net cash provided by (used in) investing activities	162,636	(316,898)
	8,278	685,861
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,024)	(1,666)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(281,737)	$64,830

Net Cash Used in Operating Activities

Net cash used in operating activities was $450.6 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $598.4 million adjusted for $200.5 million of non-cash items, including a loss on early exchange of debt of $100.6 million and a loss from remeasurement of development derivative liability of $42.5 million, share-based compensation expense of $51.4 million, and the forfeiture of accrued interest in the exchange of the Convertible Notes of $4.2 million, a net increase in current operating assets of $3.4 million, an increase in other assets of $4.0 million, a decrease in accounts payable of $3.2 million and an decrease in accrued expenses of $42.1 million.

Net cash used in operating activities was $302.5 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of $423.1 million adjusted for $106.8 million of non-cash items, including a loss from remeasurement of development derivative liability of $62.9 million and share-based compensation expense of $32.9 million, a net decrease in operating assets of $7.4 an increase in accounts payable of $2.4 million and a decrease in accrued expenses of $4.0 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2021 was $162.6 million due primarily to the maturities of marketable securities.

Net cash used in investing activities during the nine months ended September 30, 2020 was $316.9 million due primarily to the purchase of marketable securities with proceeds from the follow-on common stock offering in January 2020 and the issuance of the 2020 Convertible Notes in May 2020. These amounts were offset by maturities of investments in marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.3 million during the nine months ended September 30, 2021 and consisted primarily of $12.1 million upon the exercise of stock options and $1.7 million sales of common stock under the employee stock purchase plan, offset by $4.0 million for the payment on the development derivative liability as well as $1.5 million for the payment of employee tax withholding related to equity-based compensation.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of EMPAVELI. In addition, we expect our expenses to increase as we continue the research and development of, and seek regulatory approval for, our other product candidates~~.~~ Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or current and future commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of September 30, 2021, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We expect that we will devote resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA and may choose to devote additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI, the development of intravitreal pegcetacoplan and other potential product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

•	our ability to successfully commercialize and sell EMPAVELI in the United States;
•

the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, systemic pegcetacoplan and intravitreal pegcetacoplan and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;

•	the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for pegcetacoplan, and future product candidates;
•	our ability to maintain a productive collaborative relationship with Sobi with respect to systemic pegcetacoplan, including our ability to achieve milestone payments under our agreement with Sobi;
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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2020 Annual Report on Form 10-K. See Note 12 to our unaudited condensed financial statements included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $430.3 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act of 1934 as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant and increasing net operating losses for at least the next several years. Our net losses were $598.4 million for the nine months ended September 30, 2021 and $344.9 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $1.5 billion. We have not generated significant revenues from product sales, have financed our operations to date primarily through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the collaboration agreement with Sobi, borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications and preparing for the commercial launch of EMPAVELI for the treatment of adults with PNH. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	commercially launch EMPAVELI for the treatment of PNH in the United States;
•	prepare to submit an application for regulatory approval and build a commercial infrastructure for intravitreal pegcetacoplan for GA in the United States and worldwide;
•

continue our efforts to establish a sales, marketing, distribution and other commercial infrastructure in connection with the commercialization of EMPAVELI and any other products for which we may obtain marketing approval;

•	continue to develop and conduct clinical trials of pegcetacoplan and future product candidates, in other indications;
•	initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•	seek to identify and develop additional product candidates for complement-dependent diseases;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of product candidates for clinical development and, commercialization;
•	maintain, expand and protect our intellectual property portfolio;
•	hire and retain additional personnel, such as clinical, quality control and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and
•	add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate significant revenue. The ability to generate this revenue will require us to successful commercialize EMPAVELI and, if we obtain regulatory approval, intravitreal pegcetacoplan.

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

Our long-term prospects depend upon the success of our intravitreal pegcetacoplan program, among other things.  Subject to discussions with the FDA, we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the first half of 2022 for the approval of intravitreal pegcetacoplan for the treatment of geographic atrophy, or GA, which submission would be supported by the completed Phase 2 and Phase 3 clinical trials of intravitreal pegcetacoplan in patients with GA. Any delay in submitting the NDA, or adverse action by the FDA, could delay our planned commercial development timelines or could prevent us from commercializing intravitreal pegcetacoplan. If the FDA determines that our NDA and the data supporting the NDA are not sufficient to support approval in GA, we may be required to conduct an additional clinical trial, which would increase our costs and delay the program.  Any such delay or other adverse impact could have a material adverse effect on our business.

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

We have recently obtained marketing approval and have begun to commercialize EMPAVELI for the treatment of PNH in the United States.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the nine months ended September 30, 2021, and in the years ended December 31, 2020, 2019 and 2018, we used net cash of $450.6 million, $160.5 million, $211.1 million and $131.2 million respectively, in our operating activities substantially all of which related to research and development activities. As of September 30, 2021, our cash, cash equivalents and marketable securities were $430.3 million. We expect our expenses to increase, particularly as we commercialize EMPAVELI, seek regulatory approval and develop commercial infrastructure for intravitreal pegcetacoplan and initiate new clinical trials of and initiate new research and preclinical development efforts. In addition, as we commercialize EMPAVELI and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or for our other product candidates, we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, particularly if we are able to obtain marketing approval of intravitreal pegcetacoplan for the treatment of GA and we commercialize it outside the United States without a collaborator or if we fail to establish substantial commercial sales of EMPAVELI. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2022. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We plan to devote substantial resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA and may choose to devote additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

•	our ability to successfully commercialize and sell EMPAVELI in the United States;
•	the cost of and our ability to submit applications for regulatory approval and to build a commercial infrastructure for intravitreal pegcetacoplan for GA in the United States and worldwide;
•

the cost and our ability to effectively establish and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, intravitreal pegcetacoplan and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;

•

the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for EMPAVELI, systemic pegcetacoplan, intravitreal pegcetacoplan, and future product candidates;

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

For example, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the FDA for the use of pegcetacoplan as a treatment for PNH, we will pay to SFJ an initial payment of $4.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. Further, under our development funding agreement with SFJ, as amended, we have agreed that following regulatory approval by the European Medicines Agency, or EMA, for the use of pegcetacoplan as a treatment for PNH, we will pay to SFJ an initial payment of up to $5.0 million and then up to an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

Additionally, we granted a security interest to SFJ in all of our assets, excluding our intellectual property and license agreements to which we are a party. In connection with the grant of the security interest to SFJ, we agreed to certain affirmative and negative covenants, including restrictions on our ability to pay dividends, incur additional debt or enter into licensing transactions with respect to our intellectual property other than specified types of licenses.

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

We submitted an NDA to the FDA and a MAA to the EMA for pegcetacoplan for the treatment of PNH in September 2020, and we received FDA approval of EMPAVELI for the treatment of PNH in May 2021. We are required to make substantial payments to SFJ pursuant to our development funding agreement as a result of obtaining FDA approval of EMPAVELI and these payments will increase if we obtain approval from the EMA for systemic pegcetacoplan for the treatment of PNH. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Notes are convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. From July 1, 2021 to the date of this Quarterly Report on Form 10-Q, we have received conversion requests for the Convertible Notes for the conversion of approximately $0.7 million in aggregate principal amount of Convertible Notes. We issued an aggregate of 18,775 shares of common stock to settle these conversions requests in October 2021. Whether the Convertible Notes will be convertible following September 30, 2021 will depend on the continued satisfaction of this condition or another conversion condition. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We have re-opened our facilities, but many of our employees continue to work remotely part of the time.

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

We are dependent on the success of EMPAVELI and the successful development and commercialization of pegcetacoplan in other jurisdictions and disease indications. If we are unable to successfully commercialize EMPAVELI or develop, obtain marketing approval for or successfully commercialize systemic pegcetacoplan in other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We are investing a significant portion of our efforts and financial resources to fund the commercialization of EMPAVELI and development of systemic pegcetacoplan in other disease indications. Our prospects are dependent on our ability to successfully commercialize EMPAVELI in the United States. We are also dependent on the success of pegcetacoplan in clinical development and our ability to obtain additional marketing approvals for pegcetacoplan in one or more other indications. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. Our prospects are substantially dependent on our ability, or that of Sobi or any future collaborator, to successfully commercialize EMPAVELI and to develop, obtain marketing approval for and successfully commercialize pegcetacoplan in additional disease indications. All of our other product candidates are in early stages of clinical development.

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

•	timely receipt of marketing approvals from applicable regulatory authorities, including approval of EMPAVELI from the EMA;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining pegcetacoplan drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;

•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	the performance of Sobi and any future collaborators;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	our ability to compete with other life sciences companies;
•	not obtain patent term extension; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received an approval from the FDA for EMPAVELI for the treatment of patients with PNH in the United States, but there is no assurance that we will receive regulatory approvals for pegcetacoplan for the treatment of PNH in other ~~j~~urisdictions for GA in any jurisdiction or for other indications in any jurisdiction. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these additional approvals.

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

Subject to discussions with the FDA, we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the first half of 2022 for the approval of intravitreal pegcetacoplan for the treatment of geographic atrophy, or GA, which submission would be supported by the completed Phase 2 and Phase 3 clinical trials of intravitreal pegcetacoplan in patients with GA. Any delay in submitting the NDA, or adverse action by the FDA, could delay our planned commercial development timelines or could prevent us from commercializing intravitreal pegcetacoplan. If the FDA determines that our NDA and the data supporting the NDA are not sufficient to support approval in GA, we may be required to conduct an additional clinical trial, which would increase our costs and delay the program.  Any such delay or other adverse impact could have a material adverse effect on our business.

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

In March 2021, we decided not to pursue additional development of APL-9 for the treatment of severe COVID-19. The decision followed an interim review of mortality data from the Phase 1/2 study by an independent data monitoring committee, or the DMC, which found no meaningful reduction in the overall mortality rate in patients treated with APL-9 in combination with standard of care therapy compared to standard of care alone. No safety signals were observed by the DMC.

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

Under our collaboration with Sobi, we are relying on Sobi to conduct certain clinical trials of systemic pegcetacoplan and seek regulatory approval for systemic pegcetacoplan outside the United States. If Sobi or any future collaborator are unable to successfully complete clinical trials of our product candidates and obtain regulatory approvals on a timely basis, or at all, our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties may be materially impaired.

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

In our Phase 3 trial of pegcetacoplan in patients with GA, the most frequently reported adverse events were associated with the injection procedure in the study eye. During the 12-month treatment period and the subsequent six-month period during which no treatment was administered, we observed that 6.0% of patients who received administration of pegcetacoplan every month and 4.1% of patients who received administration of pegcetacoplan every other month showed new onset exudation in the study eye as compared to 2.4% of the sham group.

In 2018, during the early part of our Phase 3 clinical trials of pegcetacoplan in patients with GA and our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, several patients treated from a single manufacturing lot of intravitreal pegcetacoplan experienced non-infectious inflammation. A total of eight patients, four in our Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with this pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in these patients has completely resolved.

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

In addition, clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered when a significantly larger number of patients are exposed to the product. If safety problems occur or are identified after EMPAVELI or intravitreal pegcetacoplan or one of our other products, if any, reaches the market, the FDA or comparable non-U.S. regulatory authorities may require that we amend the labeling of such product, recall such product, or even withdraw approval for such product.

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

We have obtained marketing approval for only one product, EMPAVELI for the treatment of patients with PNH in the United States, which the FDA approved in May 2021. While the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency adopted a positive opinion recommending systemic pegcetacoplan for approval, it is possible that the European Commission may withhold marketing approval of pegcetacoplan for the treatment of PNH in the EU.

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

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing EMPAVELI, pegcetacoplan in other indications or any of our other product candidates for which we obtain marketing approval.

We are currently developing sales, marketing and distribution infrastructure in the United States to support commercialization of EMPAVELI and infrastructure for our other product candidates, including intravitreal pegcetacoplan as a treatment for GA.

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

EMPAVELI targets markets that is already served by a competitor with significantly greater financial resources than us. The principal competitors for EMPAVELI for the treatment of PNH, are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion AstraZeneca Rare Disease, or Alexion. Prior to the approval of EMPAVELI, eculizumab and ravulizumab were the only drugs approved for the treatment of PNH. These products have widespread acceptance among clinicians, patients and payors. In December 2020, AstraZeneca announced that it has agreed to acquire Alexion, and closed the acquisition in July 2021. Eculizumab and ravulizumab may also compete with EMPAVELI in other indications in our hematology and nephrology programs. Alexion is also developing a subcutaneous version of ravulizumab, currently in phase 3 clinical trial.

We are also aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including BCX9930, a Factor D inhibitor being developed by BioCryst Pharmaceuticals, currently in Phase 1/2 clinical trials; crovalimab, an anti-C5 antibody developed by Roche/Chugai, currently in Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals, currently in Phase 2 clinical trials; and iptacopan (formerly known as LNP-023), a Factor B inhibitor being developed by Novartis currently in Phase 3 clinical trials, as well as other products in early stages of development, including cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc. in early clinical trials. Alexion is developing danicopan, formerly ACHN-4471, an orally available complement factor D inhibitor, currently in Phase 3 clinical trials as a cotreatment or combination product with eculizumab or ravulizumab, and next generation complement factor D inhibitors ACHN-5528 and ACHN-5548 in early clinical development.

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

There are currently no approved treatments for GA. We are aware that there are a number of companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences in Phase 2 clinical trials; GT005, a CFI expression being developed by Gyroscope Therapeutics in Phase 2 clinical trials; IONIS-FB-L(RX), a complement factor B inhibitor being developed by Genentech/Ionis in Phase 2 clinical trials; Zimura, a C5 inhibitor being developed by Iveric bio (formerly known as Ophthotech Corporation) in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy targeting CD59 being developed by Janssen Pharmaceutical (after acquisition from Hemera Biosciences) in Phase 2 clinical trials; NGM621, a C3 inhibitor being developed by NGM Biopharmaceuticals, in Phase 2 clinical trials; GEM103, a complement factor H targeting therapy being developed by Gemini Therapeutic, in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Genentech, Lineage Cell Therapeutics, Regenerative Patch Technologies, and Stealth BioTherapeutics Inc. Alexion has announced plans to initiate Phase 2 trials of orally delivered ALXN2040 (danicopan) in GA in the second half of 2021.

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

We are developing a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we are using one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials and for our commercial launch of EMPAVELI. The development of a custom drug delivery system may be delayed, or we may not be successful in developing a custom drug delivery system and may need to continue to rely on commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

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

Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing the Trump Administration’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. In addition, on August 21, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a new proposed rule similar to the President Trump’s most favored nation model under which Medicare Part B reimbursement for certain drugs would be based on lower prices in other countries.

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

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or transfers of value made to physicians and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third-party payors, and are generally broad and are enforced by many different federal and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2020, the number of our employees increased from 235 on December 31, 2019 to 374 on December 31, 2020. As of September 30, 2021, we had 486 employees. Our principal office is located in Massachusetts and we maintain additional offices in California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

We temporarily closed our facilities in March 2020 in response to the COVID-19 pandemic. We have since re-opened our physical facilities, subject to compliance with strict safety guidelines, but many of our employees continue to work remotely part of the time. In the event of a renewal of shelter-in-place orders or and mandated local travel restrictions, our employees conducting research and development activities may not be able to access our facilities and our activities may be significantly limited or curtailed, possibly for an extended period of time. Furthermore, it is possible that over the long term our operational efficiency may be decreased if our employees and third-party collaborators are unable to meet and work in the same physical location.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	our success in launching and commercializing EMPAVELI and, if approved, intravitreal pegcetacoplan;
•	the timing and results of clinical trials of pegcetacoplan and any other product candidates;
•	the success of existing or new competitive products or technologies;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	commencement or termination of collaborations for our development programs;
•	failure or discontinuation of any of our product candidates or development programs;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	short positions, hedging or other transactions in our securities in connection with our Convertible Notes;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of September 30, 2021, we had options to purchase an aggregate of 12,954,415 shares of our common stock outstanding, of which options to purchase 7,310,608 shares were vested and 1,071,178 outstanding unvested restricted stock units that upon vesting would result in the issuance of 1,071,178 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 11,098,982 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of September 30, 2021, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 23.2% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 14.4% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Apellis Pharmaceuticals, Inc.

Date: November 8, 2021	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2021	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)

 Benefial own