Form 10-K
period 2021-12-31
Apellis Pharmaceuticals, Inc.
filed 2022-02-28
CIK 1492422

correctco

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $4,074,163,162. The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 23, 2022 was 97,731,353.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021.  Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the ongoing commercialization of EMPAVELI and our preparation for the commercialization of intravitreal pegcetacoplan;
•	our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of EMPAVELI, intravitreal pegcetacoplan and any future products;
•	the rate and degree of market acceptance and clinical utility of EMPAVELI, intravitreal pegcetacoplan and any future products;
•	our plans to develop our current and future product candidates for any additional indications;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our plans to initiate clinical trials of our current and future product candidates;
•	the potential clinical benefits and attributes of our current and future product candidates we may develop and the inhibition of C3;
•	our plans to research and develop any current and future product candidates we may develop;
•	our current and any future collaborations for the development and commercialization of our current and future product candidates;
•	the potential benefits of any collaboration;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our ability to identify additional products or product candidates with significant commercial potential;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of the COVID-19 pandemic on our clinical trials, business and operations; and
•	the impact of new government laws and regulations (including tax).

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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI and Apellis Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Note Regarding Certain References in this Annual Report on Form 10-K

Unless otherwise stated or the context indicates otherwise, all references herein to “Apellis,” “Apellis Pharmaceuticals, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Apellis Pharmaceuticals, Inc. and its wholly owned subsidiaries.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in May 2021 for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to pegcetacoplan in the context of the commercially available product for which Swedish Orphan Biovitrum AB (publ) and us received approval from the European Commission in December 2021 for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months, in each case as more fully described herein; whereas, unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•

We have incurred significant losses since inception, we expect to incur losses for at least this year and next year, and we may never achieve or maintain profitability. Our net losses were $746.4 million, $344.9 million, and $304.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. We have obtained marketing approval for EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, and have neither obtained marketing approval for, nor commercialized, any other products for any other indications, which may make it difficult to evaluate our future prospects. We will need to continue to transition from a company with a development focus to a company capable of conducting successful commercial activities.

•

Our long-term prospects depend upon the success of our intravitreal pegcetacoplan program, among other things. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2022 for the approval of intravitreal pegcetacoplan for the treatment of geographic atrophy, or GA, which submission would be supported by the completed Phase 2 and Phase 3 clinical trials of intravitreal pegcetacoplan in patients with GA. Any delay in submitting the NDA, or adverse action by the FDA, could delay our planned commercial development timelines or could prevent us from commercializing intravitreal pegcetacoplan. If the FDA determines that our NDA and the data supporting the NDA are not sufficient to support approval in GA, we may be required to conduct an additional clinical trial, which would increase our costs and delay the program. Any such delay or other adverse impact could have a material adverse effect on our business.

•

We will need substantial additional funding to allow us to support both the systemic and intravitreal pegcetacoplan programs through commercial launch, and, if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate product development programs or commercialization efforts. We believe that our existing cash, cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI, the $50.0 million first regulatory and reimbursement milestone payment, and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2023.

•

We are required to make substantial payments to SFJ Pharmaceuticals Group, or SFJ, pursuant to our development funding agreement as a result of receiving regulatory approval of EMPAVELI and Aspaveli in the United States and the European Union. If we do not have sufficient funding or cash flow from our business to meet our payment obligations under the development funding agreement, SFJ could exercise its remedies as a holder of a first priority security interest in our assets and our business could be materially harmed.

•

We are dependent on the successful commercialization of EMPAVELI in PNH and successful development and commercialization of pegcetacoplan in other disease indications. If we are unable to successfully commercialize EMPAVELI or develop and obtain marketing approval for or successfully commercialize pegcetacoplan in other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

•

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Swedish Orphan Biovitrum AB (Publ), or Sobi, from obtaining marketing approvals for systemic pegcetacoplan in indications other than PNH or intravitreal pegcetacoplan for GA or other indications or any other product candidate that we develop in any jurisdiction. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval for systemic pegcetacoplan in other indications or intravitreal pegcetacoplan for GA or other indications or any other product candidate that we develop in any jurisdiction.

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

•

We may not be able to switch patients who are being treated for PNH with eculizumab or ravulizumab, which are the current standard of care for PNH, to EMPAVELI, and EMPAVELI or any other product candidates that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

•

We contract with third parties for the manufacture, storage and distribution of commercial and clinical supply of EMPAVELI and clinical supply for our product candidates and expect to continue to do so in connection with our development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of EMPAVELI or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. If these third parties do not perform satisfactorily, our development or commercialization efforts could be delayed or impaired.

•	Our prospects for the development and commercialization of systemic pegcetacoplan outside of the United States will depend in significant part on the success of our collaboration with Sobi.

•

If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business, including our patent license agreements with the University of Pennsylvania under which we license patents with claim that recite a class of compounds generically covering pegcetacoplan and APL-9, and that specifically recite the active component.

PART I

Item 1. Business.

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade. We believe that this approach can result in broad inhibition of the principal pathways of the complement system and has the potential to effectively control a broad array of complement-dependent autoimmune and inflammatory diseases.

In May 2021, the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI (systemic pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who we estimate will be newly diagnosed each year. Between our launch of EMPAVELI in May 2021 through December 31, 2021, we generated $15.1 million in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli (systemic pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, systemic pegcetacoplan was also approved for the treatment of PNH in Saudi Arabia and Australia. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli® in the European Union. Under our collaboration and license agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi. Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and intends to initiate the commercial launch of Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We also are leveraging our expertise in targeting C3 to advance intravitreal pegcetacoplan as the first potential treatment for geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD. Intravitreal pegcetacoplan has the potential to be a breakthrough for patients with GA, a disease that affects approximately one million people in the U.S. and five million people worldwide. Based on the results of our Phase 3 (DERBY and OAKS) and Phase 2 (FILLY) clinical trials of intravitreal pegcetacoplan, we intend to submit a new drug application, or NDA, to the FDA in the second quarter of 2022 with a request for six-month priority review. We also plan to submit a market authorization application, or MAA, to the European Medicines Agency, or the EMA, in the second half of 2022. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for cold agglutinin disease, or CAD, and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology; C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology; and amyotrophic lateral sclerosis, or ALS, in neurology.

We are also evaluating the administration of systemic pegcetacoplan as an approach to enabling adeno-associated virus, or AAV, vector administration for gene therapies. Gene therapies delivered by AAVs have historically faced safety and tolerability challenges associated with potentially severe, or even fatal, side effects in patients.  We believe complement inhibition may yield benefits when used in combination with AAV-delivered gene therapies. In collaboration with commercial and academic researchers, we are conducting pre-clinical studies to assess the impact of complement inhibition on AAV-delivered gene therapies and expect to report pre-clinical data in the first half of 2022.

Lastly, we are developing other product candidates with other routes of administration and plan to conduct clinical trials of these product candidates, including the combination of EMPAVELI and a small interfering RNA, or siRNA, which may offer the potential to reduce the treatment frequency of EMPAVELI by reducing the production of C3 proteins in the liver. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

Our Approach

The complement system plays a pivotal role in both innate and adaptive immune systems. Complement proteins are produced primarily by the liver and circulate in the blood and through the body’s tissues. The complement system may be activated through three principal pathways known as the classical, lectin and alternative pathways, each of which requires the C3 protein to enable three principal immune responses: opsonization, inflammation and formation of the membrane attack complex, or MAC. When C3 is activated, C3 fragments, such as C3b, tag cell surfaces in a process called opsonization, which marks the cells for removal from tissues or the bloodstream. Two other fragments, C3a and C5a, are released, contributing to inflammation in the surrounding tissues. Further complement activation causes membrane attack complex formation on cell surfaces, piercing holes and causing cells to lyse, or rupture, and others to depolarize or lose membrane potential.

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

Our Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases in areas such as rare disease, ophthalmology and neurology through the inhibition of the complement system. We hold commercialization rights for systemic pegcetacoplan, which includes EMPAVELI, in the United States and worldwide commercialization rights to intravitreal pegcetacoplan, which includes our GA program, in addition to worldwide commercialization rights for our other novel compounds targeting complement. To achieve our goals, we are pursuing the following strategies in 2022 with a continued focus on compassion and commitment to patients:

•

Bringing intravitreal pegcetacoplan as the first-ever therapy to patients with GA. We are developing intravitreal pegcetacoplan as monotherapy for GA. Based on the results of our Phase 3 and Phase 2 clinical trials, we are preparing submissions to regulatory authorities for marketing approval of intravitreal pegcetacoplan as a treatment for GA secondary to AMD. We intend to submit an NDA to the FDA in the second quarter of 2022 with a request for six-month priority review. We also plan to submit an MAA to the EMA in the second half of 2022.

•

Further establishing EMPAVELI as a first-line treatment in PNH. Systemic pegcetacoplan, administered by subcutaneous injection, is commercially available as a monotherapy for adult patients with PNH in the United States. We are continuing our efforts to make EMPAVELI available to all adult U.S. patients with PNH, regardless of their baseline hemoglobin levels. We are also supporting Sobi’s commercialization efforts of systemic pegcetacoplan for the treatment of PNH in the rest of the world.

•

Evaluating systemic pegcetacoplan as a transformative therapy for rare, complement-driven diseases. We are evaluating systemic pegcetacoplan for patients with ALS and C3G/IC-MPGN, administered by subcutaneous injection. Sobi has primary responsibility for the clinical development of systemic pegcetacoplan for patients with CAD and HSCT-TMA.

•

Advancing systemic pegcetacoplan as a novel approach to enabling AAV-delivered gene therapies. We are advancing systemic pegcetacoplan as a novel approach to enabling AAV vector administration for gene therapies.

•

Expanding clinical pipeline with new programs to control complement. We plan to continue the development of treatments for a broad range of complement-dependent autoimmune and inflammatory diseases with pegcetacoplan, APL-2006, APL-1030 and our siRNA + EMPAVELI combination, as well as new product candidates and research activities under collaboration with Beam to develop gene-editing therapies in multiple therapeutic areas.

Our Programs

Pegcetacoplan targets C3, the central protein of the complement cascade. Pegcetacoplan is a conjugate of a compstatin analogue, formulated both for intravitreal administration by injections directly into the eye, and systemic administration by subcutaneous injection, which is an injection into the tissue under the skin. We have developed and are developing pegcetacoplan and other product candidates through various routes of administration.

The following table summarizes key information about our clinical programs:

Program	Clinical Trials	Trial Participants	Timeline
Intravitreal pegcetacoplan

GA	Phase 3 trials (DERBY/OAKS)	Patients with GA	NDA submission expected 2Q 2022
	Phase 2 trial (FILLY)	Patients with GA	Data reported in Aug 2017

Systemic pegcetacoplan
PNH	Phase 3 trial (PEGASUS)	Eculizumab-treated patients with PNH	Approved in May 2021
	Phase 3 trial (PRINCE)	Treatment-naïve patients with PNH
C3G/IC- MPGN	Phase 3 Trial (VALIANT)	Patients with native kidney or post-transplant recurrence of C3G or IC-MPGN	Initiation expected 1H 2022
	Phase 2 trial (DISCOVERY)	Patients with glomerular diseases with complement involvement	Data reported in Oct 2020
	Phase 2 Trial (NOBLE)	Patients with post-transplant recurrence of C3G or IC-MPGN	First patient treated in Sept 2021
ALS	Phase 2 Trial (MERIDIAN)	Patients with sporadic ALS	Expected enrollment completion in 1H 2022
CAD	Phase 3 Trial	Patients with CAD	Initiation expected 1H 2022 (Sobi)
	Phase 2 Trial (PLAUDIT)	Patients with CAD and wAIHA	Data reported Jun 2019
HSCT-TMA	Phase 2 Trial	Patients with HSCT-TMA	First patient treated early 2022 (Sobi)
Pipeline

APL-1030	Preclinical	Undisclosed	IND expected 2H 2022
APL-2006	Preclinical	GA & Wet AMD	IND expected 1H 2023
EMPAVELI+ siRNA	Preclinical	Existing + new indications	IND expected 1H 2023

Ophthalmology

We are developing intravitreally delivered pegcetacoplan as a monotherapy for patients with GA.

Geographic Atrophy

Background

GA is a type of advanced age-related macular degeneration, or AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we estimate that at least five million people worldwide, including at least one million people in the United States, are living with GA.

At the American Academy of Ophthalmology, or AAO, in November 2020, a retrospective study of 69,000 patients diagnosed with GA was presented that analyzed changes in visual acuity and disease progression over two years. The analysis was presented by Verana Health, a data analysis group in retinal diseases under a collaboration with us, and the AAO’s IRIS (Intelligent Research in Sight) Registry, the nation’s first comprehensive clinical registry for eye disease. Key findings from the real-world clinical data showed:

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

Current Therapies and Their Limitations

There are no therapies approved to treat GA. There are, however, therapies in development for GA including a number of product candidates in mid- to late stages of clinical development.

Benefits of Our Approach

We believe intravitreal pegcetacoplan, with its inhibition of complement activation at the level of C3 in the retinal environment, may provide the following benefits:

•

Prevention or reduction of the rate of retinal cell death progression. We believe intravitreal pegcetacoplan may mitigate or prevent retinal cell death in GA, leading to a reduction in GA lesion growth over time. In our Phase 3 DERBY and

OAKS trials and our Phase 2 FILLY trial, pegcetacoplan showed what we believe to be a clinically meaningful reduction of GA lesion growth in both monthly and every-other-month dosing, with a favorable safety profile.

•

Potential application to all patients with GA independent of complement pathway causing disease progression. Pegcetacoplan, by targeting C3, has been designed to inhibit all three principal complement activation pathways and may therefore be effective in a broad patient population. We believe, based on the genetic marker and other data from our analysis of our Phase 2 and Phase 3 trials, that the activity of pegcetacoplan does not depend upon the activation of any particular complement pathway.

Clinical Development

We initiated the Phase 3 DERBY and OAKS trials evaluating the efficacy and safety of intravitreal pegcetacoplan in patients with GA secondary to AMD in September 2018. In September 2021, we reported top-line results from our DERBY and OAKS trials, followed by additional analyses presented at multiple medical meetings in October and November of 2021. In July 2018, we received fast track designation from the FDA for pegcetacoplan in GA. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period for the Phase 2 FILLY trial and in February 2018 we completed the analysis of data from the six-month post-treatment monitoring period from that trial. Prior to the FILLY trial, we completed a Phase 1 trial of pegcetacoplan in patients with wet AMD in 2016.

Phase 3 Clinical Trials

Our ongoing Phase 3 clinical program in GA consists of two prospective, multicenter, randomized, double-masked, sham-injection controlled trials (DERBY and OAKS) being conducted at 200 sites worldwide to assess the efficacy and safety of multiple intravitreal injections of pegcetacoplan in patients with GA. We enrolled 621 patients in DERBY and 637 patients in OAKS.

Patients in each Phase 3 trial receive a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months. In the sham-injection cohorts, patients receive a simulated injection. As with our Phase 2 FILLY clinical trial, the primary endpoint of each trial was the change in total area of GA lesions in the study eye from baseline to month 12 compared to sham. The measurements of change in lesion size was analyzed at 12 months (primary endpoint, monthly group) and will be analyzed at 24 months. We set statistical significance as a p-value of 0.05 or less, meaning that there is a 1 in 20 or less probability that the observed results occurred by chance. Patients who develop new onset exudation in the study eye continued to be treated with pegcetacoplan along with anti-VEGF injections, the current standard of care for wet AMD.

We completed the primary endpoint analysis for the 12-month treatment period in September 2021. Monthly and every-other-month treatment with intravitreal pegcetacoplan met the primary endpoint in OAKS, significantly reducing GA lesion growth by 22% (p=0.0003) and 16% (p=0.0052), respectively, compared to pooled sham at 12 months. Monthly and every-other-month treatment with pegcetacoplan did not meet the primary endpoint in DERBY, showing a reduction in GA lesion growth of 12% (p=0.0528) and 11% (p=0.0750), respectively, compared to pooled sham at 12 months. In a prespecified analysis of the combined DERBY and OAKS studies, monthly and every-other-month treatment with pegcetacoplan reduced GA lesion growth by 17% (p<0.0001) and 14% (p=0.0012), respectively, compared to pooled sham at 12 months.

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

Intravitreal pegcetacoplan was well-tolerated in both DERBY and OAKS. The pooled rate of new-onset exudations was 6.0% of patients in the monthly treatment groups, 4.1% in the every-other-month treatment groups, and 2.4% in the sham groups. Consistent with our Phase 2 FILLY trial, we defined and reported exudations as all adverse events of exudative AMD that were reported by the investigator, regardless of whether there was confirmation from the reading center. Two cases of confirmed infectious endophthalmitis and one case of suspected infectious endophthalmitis were observed in the study eye out of a total of 6,322 injections (0.047%). Rates of endophthalmitis and intraocular inflammation were generally in line with those reported in studies of other intravitreal therapies. Fourteen events of intraocular inflammation, including one event of non-infectious endophthalmitis, were observed in the studies (0.22% per injection). No events of retinal vasculitis or retinal vein occlusion were observed. There were no clinically relevant changes in vision for patients who developed infectious endophthalmitis or intraocular inflammation.

We expect to report additional 18-month safety and efficacy data in March 2022 and 24-month data, including the functional secondary endpoints, during the third quarter of 2022.

We plan to submit an NDA to the FDA in the second quarter of 2022 with a request for six-month priority review, based on the results from DERBY, OAKS and FILLY, and the feedback from the FDA on our regulatory strategy. We completed a pre-NDA meeting with the FDA in January 2022. We plan to begin pre-submission disclosures to the EMA in the first quarter of 2022 andto submit an MAA to the EMA in the second half of 2022.

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

Phase 2 Clinical Trial

In the third quarter of 2015, we initiated FILLY, our Phase 2 multicenter, randomized, single-masked, sham-controlled clinical trial of intravitreal pegcetacoplan in patients with GA, at more than 40 clinical sites primarily located in the United States. We enrolled 246 patients in the trial. Patients were randomized in a 2:2:1:1 manner to receive pegcetacoplan monthly, pegcetacoplan every other month, sham injection monthly or sham injection every other month. Patients in the pegcetacoplan arms received a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 12 months followed by six months of monitoring without treatment. In the sham-injection cohorts, patients received a simulated injection. Study eyes received up to 13 injections in the monthly arm, and up to seven injections in the every-other-month arm. Eyes were evaluated for GA at the end of months two, six, 12 and 18.

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

Phase 1b Clinical Trial in Low Vision Geography Atrophy

In September 2018, we initiated a Phase 1b clinical trial to evaluate the safety of monthly intravitreal treatments with pegcetacoplan in 12 patients with bilateral GA secondary to AMD and with low vision. Patients were dosed monthly with pegcetacoplan in one eye using the fellow eye as an untreated control. In April 2020, we reported results in patients demonstrating a trend in reduced GA lesion growth in treated eyes versus the lesion growth in untreated fellow eyes. In October 2020, we reported data from an 18-month post hoc analysis based on the seven study patients for whom data were available for at least 18 months. In this population, the growth rate of GA lesions in the treated eye was on average 52% (mean square root) slower than the untreated fellow eye (p=0.01). Of the 12 enrolled patients, there were no reported cases of inflammation and one patient (8%) developed new-onset exudation at month 12.

Phase 1b/2 Clinical Trial in Wet AMD

In the second quarter of 2018, we conducted a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of intravitreal pegcetacoplan therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the study eye. As with our Phase 3 program in GA, we voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD in October 2018. We discontinued the Phase 1b/2 trial of pegcetacoplan in patients with wet AMD.

Phase 1 Clinical Trial

We conducted a Phase 1 open label, ascending single-dose clinical trial of pegcetacoplan administered by intravitreal injection in patients with wet AMD who were receiving anti-VEGF therapy. We conducted the trial at multiple clinical sites both within and outside the United States to assess safety, tolerability and pharmacokinetics of pegcetacoplan. In this trial, patients received a single dose of pegcetacoplan by intravitreal injection followed by 113 days of monitoring. We enrolled 18 patients in the trial, in three cohorts, at doses of 5 mg (3 patients), 10 mg (3 patients) and 20 mg (12 patients) of pegcetacoplan. Pegcetacoplan was well tolerated, and no serious adverse events were reported.

Preclinical Studies

We have conducted preclinical studies to assess the safety of pegcetacoplan injected intravitreally. A full toxicological review, including histopathological examinations of both eyes and of multiple additional tissues revealed no evidence of pegcetacoplan -related toxicity changes at any of the doses tested.

Intermediate AMD (iAMD)

Based on feedback from the FDA, we believe that pivotal studies in iAMD would involve a large number of patients over an extended period of time, and therefore, we have decided to deprioritize our development program in iAMD for now. This decision does not minimize our view of the unmet need in this disease or the benefit of pegcetacoplan as a potential treatment.

GA + Wet AMD

We plan to submit an IND application for APL-2006, a bispecific C3 and VEGF inhibitor, in the first half of 2023. There are currently a high proportion of patients who are currently living with advanced forms of AMD, including both GA and wet AMD, and we believe APL-2006 has the potential to benefit these patients.

We have exclusive, worldwide rights for the development and commercialization of intravitreal pegcetacoplan and for APL-2006.

Rare Disease

Together with Sobi, we are developing systemic pegcetacoplan in multiple late-stage programs in rare disease indications across hematology, nephrology, and neurology. We are leading the clinical development for the treatment of C3G/IC-MPGN and ALS, and Sobi is leading the clinical development for the treatment of CAD and HSCT-TMA. In PNH, we and Sobi have now obtained approval of systemic pegcetacoplan in multiple jurisdictions, including the United States and the European Union.

Paroxysmal Nocturnal Hemoglobinuria (PNH)

Background

PNH is a rare, chronic, debilitating blood disorder that is most frequently acquired in early adulthood and usually continues throughout the life of the patient. Some of the prominent symptoms of PNH include severe anemia, a condition that results from having too few red blood cells, severe abdominal pain, severe headaches, back pain, excessive weakness, fatigue and recurrent infections. If not treated, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis and 50% of affected individuals within ten years of diagnosis, primarily due to the formation of life-threatening blood clots inside the blood vessels, or thrombosis. Based on prevalence data published in an abstract in a peer-reviewed journal, we estimate that there are approximately 4,700 patients with PNH in the United States and approximately 15,000 patients with PNH worldwide.

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

Current Therapies and Their Limitations

Eculizumab and ravulizumab are C5 inhibitors marketed by AstraZeneca Rare Disease, or AstraZeneca, and were the only therapies approved for the treatment of PNH prior to the approval of EMPAVELI. Eculizumab, which is administered every two weeks intravenously, or directly into the veins, is designed to treat PNH by targeting C5 and preventing the formation of the membrane attack complex and intravascular hemolysis. Many patients with PNH on treatment with eculizumab continue to be anemic. Ravulizumab is administered intravenously every week and subcutaneously once per week and is designed to have a longer half-life and greater inhibition of C5 than eculizumab. Ravulizumab was tested in two Phase 3 non-inferiority trials with eculizumab and was found to be non-inferior to eculizumab.

Retrospective third-party studies have reported that up to 70% of patients with PNH who are on treatment with eculizumab remained anemic and up to 36% of patients continuing to require at least one transfusion per year. In these studies, 100% of patients with PNH on eculizumab showed evidence of C3-related opsonization on their red blood cells. We believe that uncontrolled extravascular hemolysis is responsible in part for these continuing complications.

Benefits of Our Approach

We believe that because systemic pegcetacoplan inhibits complement activation at the level of C3, and based on the results from our Phase 3 PEGASUS and PRINCE studies, systemic pegcetacoplan provides the following benefits in controlling PNH:

•

Prevention of intravascular hemolysis and its consequences. Systemic pegcetacoplan may prevent the formation of the membrane attack complex on blood cells and thereby prevents the activation of mutant platelets and intravascular hemolysis, thus reducing the risk of thrombosis, the leading cause of mortality in PNH, as well as reducing anemia.

•

Prevention of extravascular hemolysis and its consequences. Systemic pegcetacoplan may prevent C3b opsonization, on blood cells, and thereby prevents extravascular hemolysis, further reducing anemia and transfusion dependency in patients with PNH.

•

Ease and convenience of use. The ability to self-administer pegcetacoplan by subcutaneous injection on a regular basis, which may improve the quality of life for patients with PNH by eliminating the need to travel to a health care facility for intravenous treatment.

Regulatory Matters

We submitted an NDA to the FDA and an MAA to the EMA for systemic pegcetacoplan for the treatment of PNH in September 2020. In May 2021, systemic pegcetacoplan was approved by the FDA with the brand name EMPAVELI for the treatment of adult patients with PNH. In December 2021, the EC approved systemic pegcetacoplan with the brand name Aspaveli for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, pegcetacoplan was also approved as EMPAVELI in Saudi Arabia and Australia. Under our agreement with Sobi, we are eligible for a $50.0 million milestone payment from Sobi upon first European regulatory approval, which was obtained in December 2021, and reimbursement approval, which has not yet been obtained. We expect to receive this milestone payment from Sobi in the first half of 2022.

Clinical Development

We believe that systemic pegcetacoplan is a best-in-class therapy for PNH, differentiated by mechanism, and that it has the potential to significantly increase the quality of life of patients with PNH as compared to the current standard of care.

Phase 3 Clinical Trial - PEGASUS

We initiated the Phase 3 PEGASUS trial in patients in June 2018. The PEGASUS trial was an 80-patient randomized head-to-head trial comparing systemic pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of less than 10.5 g/dL, regarding of eculizumab dose or transfusion history. The primary efficacy endpoint of the trial was the change in hemoglobin level from baseline at week 16.

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

In January 2020, we announced top-line data from the PEGASUS trial that showed that systemic pegcetacoplan met the primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001). At week 16, pegcetacoplan-treated patients (n = 41) had an adjusted mean hemoglobin increase of 2.4 g/dL from a baseline of 8.7 g/dL, compared to eculizumab-treated patients (n = 39) who had a change of -1.5 g/dL from a baseline of 8.7 g/dL. Additionally, pegcetacoplan showed promising results in key secondary endpoints. Pegcetacoplan met non-inferiority on transfusion avoidance and absolute reticulocyte count. Pegcetacoplan did not meet pre-specified criteria for non-inferiority on mean LDH levels. Pegcetacoplan showed positive trends on LDH and fatigue as measured by the FACIT-fatigue score. The statistical analysis plan for the PEGASUS trial provided for use of the mixed model—repeated measures (MMRM) method. To avoid the effect of transfusions in hemoglobin levels during the 16-week randomization period of the trial, if a patient received a transfusion during the 16-week randomization period, any measurements after the first transfusion were censored from the data used in the MMRM analysis. The treatment effects using observed data from the trial, which included all post-transfusion measurements, were consistent with and supportive of the reported results from the MMRM analysis.

All patients who completed the 16-week randomization period in both groups (77/80) entered the 32-week open-label pegcetacoplan treatment period. At week 48, patients treated with pegcetacoplan during the 16-week randomization period and through the 32-week open-label period sustained increases in hemoglobin levels, with a mean improvement from baseline of 2.7 g/dL, equal to the 2.7 g/dL mean increase seen at week 16 in the same patients. Additionally, patients treated with eculizumab in the randomized period who switched to pegcetacoplan during the open-label period experienced sustained improvements in hemoglobin and other hematological and clinical measures, similar to patients treated with pegcetacoplan monotherapy during the randomized controlled period. In addition to a sustained improvement in hemoglobin, the pegcetacoplan-treated patients group maintained improvements across key secondary endpoints. Throughout the 48-week study, 73% of patients treated with pegcetacoplan during the randomized period remained transfusion free. For comparison, 25% of patients were transfusion free over the year prior to entering the PEGASUS study while on treatment with eculizumab. Improvements across additional markers of disease, such as reticulocyte count, lactate dehydrogenase, or LDH, levels, and the FACIT-fatigue scores, were observed in both groups at week 48 after 32 weeks of open-label treatment with pegcetacoplan.

 In the PEGASUS trial, the safety profile of systemic pegcetacoplan was comparable to eculizumab and consistent with previously reported data. After the 48-week study period, twenty-four of 80 pegcetacoplan monotherapy-treated patients (30%) experienced a serious adverse event (SAE). Five of the SAEs (6%) were assessed to be possibly related to study treatment. No cases of meningitis were reported. One death was reported due to COVID-19 and was unrelated to study treatment. The most common adverse events (AEs) reported throughout the study were injection site reactions (36%), hemolysis (24%), and diarrhea (21%). Twelve out of 80 patients (15%) discontinued due to adverse events, with five discontinuations due to hemolysis. Sixty-four of the 67 patients (96%) who completed the open-label period opted to enter the extension study.

 Phase 3 Clinical Trial – PRINCE

We initiated the Phase 3 PRINCE trial in September 2019. The PRINCE trial was a 54-patient randomized, multicenter, open-label trial to evaluate the efficacy of systemic pegcetacoplan in treatment-naïve PNH patients. The primary endpoints were avoidance of a greater than 1 g/dL decrease in hemoglobin level from baseline in the absence of transfusion through week 26 and reduction in LDH level from baseline to week 26, in patients with PNH who are currently not being treated with complement inhibitors. Secondary endpoints included hemoglobin response (defined as an increase in hemoglobin levels greater than or equal to 1 g/dL), change in absolute reticulocyte count, change in hemoglobin levels, number of packed red blood cells transfused, change in FACIT score, hemoglobin normalization and LDH normalization.

In May 2021, we reported top-line results from PRINCE demonstrating statistical superiority on the co-primary endpoints of hemoglobin stabilization and reduction in LDH compared to standard of care, which did not include complement inhibitors, at week 26. Specifically, 86% of EMPAVELI-treated patients achieved hemoglobin stabilization compared to 0% of patients on standard of care (p<0.0001). Hemoglobin stabilization was defined as an avoidance of a >1 g/dL decrease in hemoglobin levels in the absence of transfusions. Additionally, mean LDH in the EMPAVELI group decreased by 90% from a baseline of 2151 U/L, which is 9.5 times the upper limit of normal (ULN), to 211 U/L, which is within the normal range, compared to a 14% reduction on standard of care from a baseline of 1946 U/L to 1681 U/L (p<0.0001).

EMPAVELI also achieved statistical superiority on several secondary endpoints, including improvements in hemoglobin levels and transfusion avoidance, compared to standard of care, which did not include complement inhibitors. Mean hemoglobin levels in the EMPAVELI group increased from 9.4 g/dL to 12.1 g/dL compared to an increase from a baseline of 8.7 g/dL to 9.4 g/dL on standard of care (p=0.0019). Further, 91% of patients on EMPAVELI avoided transfusions compared to 6% on standard of care (p<0.0001).

Phase 1b Clinical Trials – PHAROAH and PADDOCK

Prior to commencing our two Phase 3 trials, we conducted two clinical trials of systemic pegcetacoplan as part of our PNH program: a Phase 1b clinical trial (PHAROAH) in patients with PNH being treated with eculizumab, which has concluded, and a Phase 1b clinical trial (PADDOCK) in treatment-naïve patients. These trials were designed to assess safety and tolerability and whether pegcetacoplan has the potential to control PNH. In these trials, we measured hemoglobin levels, which are significantly lower in patients with PNH, whether or not treated with eculizumab, and blood reticulocyte count, which is an indicator of overall hemolysis (both intravascular and extravascular) in patients on eculizumab. We also measured intravascular hemolysis based on LDH levels, which can be ten times higher than normal in patients with PNH, bilirubin, which is a breakdown product of hemoglobin and may be higher in patients who experience hemolysis, and the clonal distributions of normal red blood cells and mutant red blood cells unprotected from the membrane attack complex.

PHAROAH was a Phase 1b open-label, single and multiple ascending dose clinical trial of systemic pegcetacoplan in patients with PNH who are receiving eculizumab, conducted at multiple clinical sites in the United States. In the PHAROAH trial, doses of pegcetacoplan were administered by subcutaneous injection to patients with PNH who were concurrently being treated with eculizumab at varying doses according to the treating physicians’ recommendations. We treated a total of nine patients in the PHAROAH trial. Pegcetacoplan was generally well tolerated by the patients in the trial with 12 serious adverse events reported across three patients. Only one of these serious adverse events was noted as possibly related to the administration of pegcetacoplan. We initiated this trial in February 2015 and the last patient transitioned in October 2018 into a long-term extension study that we are conducting.

PADDOCK was a Phase 1b open-label clinical trial of systemic pegcetacoplan in treatment-naïve patients with PNH that we initiated in December 2015 and conducted this trial at multiple clinical sites outside of the United States. In the PADDOCK trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period. We treated a total of 22 patients in the PADDOCK trial. Pegcetacoplan had been generally well tolerated in these patients with 13 serious adverse events reported across seven patients. Only one of these serious adverse events was noted as possibly related to administration of pegcetacoplan.

Long-Term Extension Study

We are conducting a long-term extension study of systemic pegcetacoplan in patients with PNH who participated in previous clinical trials with pegcetacoplan. This study is an open label, non-randomized, multi-center study to evaluate the long-term safety and efficacy of pegcetacoplan in the treatment of PNH with dosing for a longer period and at doses of 1,080 mg given either twice a week or every three days. We expect to continue the extension study until pegcetacoplan becomes commercially available in the subject’s participating country, or until the development program for pegcetacoplan in patients with PNH is terminated.

Phase 1 Clinical Trials—Single and Multiple Ascending Dose in Healthy Volunteers

We have completed both a single ascending and multiple ascending dose Phase 1 randomized, double-blind, placebo-controlled clinical trials of systemic pegcetacoplan in a total of 55 healthy volunteers. We conducted the trials at a single site in Australia to assess the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of pegcetacoplan. Pegcetacoplan was well tolerated in both trials with no serious adverse events reported, and the PK of pegcetacoplan in humans was in line with our expectations derived from preclinical data, with little inter-subject variability observed. In both trials, we observed a dose-dependent increase in C3 that is indicative of pegcetacoplan binding to C3.

Supporting Clinical Trials and Studies

We conducted a Phase 1 trial to assess the safety and tolerability of systemic pegcetacoplan in patients with renal impairment. The study included one cohort of eight patients with severe renal impairment and a second cohort of eight control patients and will evaluate various PK endpoints, in addition to safety and tolerability endpoints. No significant difference in PK parameters was noted.

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

Through January 2022, systemic pegcetacoplan has been administered to 313 subjects with approximately 420 patient-years of exposure in the clinical trial setting, and, since commercial launch in May 2021, to approximately 120 patients with approximately 50 patient-years of exposure in the post-marketing setting. No unexpected safety concerns have been observed in any of these patients.

Small interfering RNA, or siRNA + EMPAVELI

We plan to submit an IND for the combination of EMPAVELI and a small interfering RNA, or siRNA, in the first half of 2023. This combination may offer the potential to reduce the treatment frequency of EMPAVELI by reducing the production of C3 proteins by the liver.

Commercial and Medical Activities for PNH Launch

We launched EMPAVELI in the United States for patients with PNH following its approval by the FDA in May 2021. We believe that with EMPAVELI we can elevate the standard of care for patients and are seeking to further establish EMPAVELI as first-line treatment. We have demonstrated strong progress to date. Between launch through December 31, 2021, we generated net product revenue of $15.1 million.

Our sales team is covering the health care professionals, or HCPs, and key treatment centers, focusing on HCPs who have patients that continue to experience breakthrough hemolysis, have persistently low hemoglobin, high fatigue, and require transfusions despite being on C5 inhibitors. The team is engaging both in-person and virtually with HCPs, closely monitoring regional COVID-19 restrictions and pursuing in-person engagements when able to and in compliance with appropriate guidelines.

Our market access team is engaging with primary and secondary payers representing a significant percentage of PNH patients. Our discussions with primary and secondary payers have yielded positive feedback on the clinical profile of pegcetacoplan and resulted in EMPAVELI being added to several positive formulary positions. We implemented a limited distribution specialty pharmacy model, which we believe provided patients with a consistent, positive experience at the time of treatment initiation and long-term assistance to the extent needed.

We also established Apellis Assist, a patient-focused program specifically designed to assist patients with onboarding, product training and ongoing support with pegcetacoplan treatment, and have built a care educator team to connect directly with PNH patients and their caregivers to provide education and training on the use of pegcetacoplan.

We are developing ENABLE, a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we are using one or more commercially available ambulatory infusion pumps for commercial use of pegcetacoplan as a treatment for PNH.

Our medical affairs team is engaging with physicians, either in-person or virtually, and through our presence at medical meetings and other in-person engagements when appropriate. In December 2021, we participated in the American Hematology Society, or ASH, annual meeting. We will continue to leverage this platform for future medical congresses. We have initiated an early access program and have already established multiple U.S. sites for patients. Sobi will conduct medical affairs activities for systemic pegcetacoplan outside the United States.

C3 Glomerulopathy (C3G) and Immune Complex Membranoproliferative Glomerulonephritis (IC-MPGN)

C3G and IC-MPGN are rare, debilitating kidney diseases that affect approximately 18,000 people in the United States and Europe. There are no approved therapies for the diseases, and symptoms include blood in the urine, dark foamy urine due to the presence of protein, swelling, and high blood pressure. Approximately 50% of people living with C3G and IC-MPGN ultimately suffer kidney failure within five to 10 years of diagnosis. Although IC-MPGN is considered a distinct disease from C3G, the underlying cause and progression of the two diseases are remarkably similar and include overactivation of the complement cascade, with excessive accumulation of C3 breakdown products in the kidney causing inflammation and damage to the organ. There are no medicines currently approved for C3G or IC-MPGN. Pegcetacoplan is designed to prevent C3 activation, and as such, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury. In December 2018, systemic pegcetacoplan received orphan drug designation from the FDA for the treatment of C3G.

In February 2018, we initiated DISCOVERY, a Phase 2 clinical trial of systemic pegcetacoplan in biopsy-proven C3G and other glomerular diseases in which complement has been implicated, including IgA nephropathy, primary membranous nephropathy and lupus nephritis, to evaluate the safety and biologic activity of pegcetacoplan in patients with these glomerular diseases. Initially each patient received once daily subcutaneous infusions of up to 360 mg of pegcetacoplan for one year, but patients could elect to receive twice weekly subcutaneous infusions of 1080 mg after week 24. The primary efficacy endpoint was the reduction in proteinuria, an important market of kidney damage, from baseline to week 48 as quantified by protein-to-creatinine ratio, or uPCR. Based on the scientific literature as well as the underlying pathophysiology of the disease, we believe that a substantial change in proteinuria is reasonably likely to predict a clinical benefit in all four glomerular diseases. Secondary endpoints included analysis of serum C3 and estimated glomerular filtration rate.

In October 2020, we reported data from the DISCOVERY trial in five C3G patients treated with systemic pegcetacoplan for 48 weeks.  In those patients, mean (SE) proteinuria decreased from 3.48 (0.82) mg/mg at baseline to 0.93 (0.27) mg/mg at week 48, a decrease of 73.3%, as measured by 24-hour uPCR. Importantly, this reduction in proteinuria was accompanied by a corresponding increase in mean serum albumin. Since albumin is the most abundant protein in serum, its level increases when urinary protein losses are reduced. Other biomarkers improved, including an observed increase in mean serum C3 and stabilization of renal function, as measured by mean serum creatinine. No serious or severe adverse events were reported, and pegcetacoplan was well tolerated overall.

In September 2021, we initiated our registrational program in C3G and IC-MPGN with our NOBLE trial, a randomized, controlled Phase 2 trial in 12 patients with post-transplant disease recurrence that focused on the histopathology of the kidneys. Trial participants are randomized in a 3:1 ratio to receive pegcetacoplan or maintain standard of care for 12 weeks and then all patients in the study will receive pegcetacoplan from week 13 to week 52. The primary endpoint of the study is the proportion of patients with reduction in C3c staining on renal biopsy after 12 weeks of treatment with pegcetacoplan. Secondary endpoints include an evaluation of safety, the proportion of patients with reduction in C3c staining on renal biopsy after 52 weeks of treatment, and the proportion of patients achieving at least a 50% reduction in proteinuria.

We expect to dose our first patient in our Phase 3 VALIANT trial in the first half of 2022. VALIANT is a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial being conducted in approximately 90 patients who are 12 years of age and older with primary IC-MPGN or C3G. VALIANT is the only study to include both native kidney patients and patients who have recurrent disease after receiving a kidney transplant.

Cold Agglutinin Disease (CAD)

CAD is a severe, chronic, rare blood disorder that impacts about 10,500 people across the United States and Europe. People living with CAD may suffer from chronic anemia, transfusion requirements, and an increased risk of life-threatening thrombotic events such as stroke. In people with CAD, immunoglobin M (IgM) autoantibodies cause red blood cells to agglutinate, or clump together, at temperatures below 30oC or as a result of a compromised immune system or infection This activates the complement cascade to destroy healthy red blood cells through extravascular and intravascular hemolysis. In February 2022, the FDA granted approval for sutimlimab-jome, which was developed by Sanofi as a treatment for patients with CAD. The primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects

We believe that C3 inhibition has the potential to prevent C3-related opsonization and extravascular hemolysis in patients with CAD, and that inhibiting the complement system by targeting C3 may have the same impact, if not greater, as other complement pathway drugs in these diseases. Sobi expects to dose the first patient in its Phase 3 trial in the first half of 2022.

In February 2022, the FDA granted approval for sutimlimab-jome to decease the need for red blood cell transfusions due to hemolysis in adults with CAD.  Sutimlimab-jome was developed by Sanofi as a treatment for patients with CAD. Other primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

In March 2018, we initiated PLAUDIT, our Phase 2 open label clinical trial of systemic pegcetacoplan administered by subcutaneous injection in patients with CAD. In the PLAUDIT trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period, followed by a long-term extension period. In December 2018, we announced interim data for the Phase 2 trial at the ASH Conference and further interim data at the European Hematology Association Congress in June 2019. We observed that in the 10 patients with CAD who reached day 168:

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

Systemic pegcetacoplan was generally well tolerated in these patients in the PLAUDIT trial, with a safety profile similar to that of other studies of systemic administration of pegcetacoplan.

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

In early 2022, Sobi dosed the first patient in the Phase 2 clinical trial of systemic pegcetacoplan in patients with HSCT-TMA.

Neurology

Amyotrophic Lateral Sclerosis (ALS)

We are also developing systemic pegcetacoplan for the treatment of ALS.

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

In November 2020, we dosed our first patient in MERIDIAN, a randomized, double-blind, placebo-controlled, multicenter Phase 2 clinical trial designed to evaluate the efficacy and safety of systemic pegcetacoplan in approximately 200 adults with sporadic ALS. Trial participants are randomized in a 2:1 ratio to receive pegcetacoplan or placebo while continuing to receive their existing standard of care treatment for ALS. After 52 weeks of blinded treatment, all patients in the study will receive pegcetacoplan. To reduce the burden on people living with ALS and their caregivers, the study has been designed to minimize the number of in-clinic visits, with approximately six clinic visits in the first year and four in the open-label second year.  The primary endpoint of this trial is the Combined Assessment of Function and Survival (CAFS) rank scores at week 52. We expect to complete enrollment in MERIDIAN in the first half of 2022.

Neurodegenerative Diseases

Additionally, we are developing APL-1030, a novel, first-in-class C3 inhibitor designed to be administered to the brain intrathecally with the potential to treat multiple neurodegenerative diseases. We intend to submit an IND for APL-1030 in the second half of 2022.

Other Research

On June 30, 2021, we entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. Under the collaboration agreement, we are collaborating on up to six research programs focused on C3 and other complement targets in the eye, liver and brain.

In March 2021, we announced that we will no longer pursue additional development of APL-9 for the treatment of severe COVID-19.

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

We have agreed to supply Sobi with Licensed Products for development and for commercialization outside of the United States in accordance with a supply agreement between the parties. Sobi has the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

Together with Sobi, we have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

We have agreed not to, directly or indirectly, alone or with or for any other person or entity, conduct any clinical development or commercialization of APL-9 for any Initial Indication or any other indications subsequently agreed upon by the parties.

Under the terms of the agreement, Sobi paid an upfront payment of $250.0 million, and agreed to pay us up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone payment which would be payable upon the first regulatory and reimbursement approval for systemic pegcetacoplan in any major European country. Sobi also agreed to reimburse us for up to $80.0 million in development costs, of which we have received cash payments of $25.0 million to date. We will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the agreement, we remain responsible for its license fee obligations (including royalty obligations) to the Penn and for our payment obligations to SFJ.

Unless earlier terminated, the agreement will expire upon the expiration of the last royalty term for the last Licensed Product outside of the United States. The agreement may be terminated in its entirety by Sobi upon 90 days’ prior written notice at any time after the earlier of (i) October 27, 2022 or (ii) receipt of the first regulatory approval for the first Licensed Product in any of France, Germany, Italy, Spain, or the United Kingdom. Either party may, subject to specified cure periods, terminate the agreement in its entirety in the event of the other party’s uncured material breach. In addition, we may, subject to specified cure periods, terminate the agreement in any of China, Japan, Brazil, or Canada if Sobi materially breaches its obligation to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize a Licensed Product for PNH and ALS in such country. Either party may also terminate the agreement under specified circumstances relating to the other party’s insolvency. We may terminate the agreement in the event Sobi or its specified affiliates or sublicensees challenges the validity, scope or enforceability of the licensed patent rights under specified circumstances.

Research Collaboration with Beam

On June 30, 2021, we entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. Under the collaboration agreement, we are collaborating on up to six research programs focused on C3 and other complement targets in the eye, liver and brain.

Under the terms of the collaboration agreement, Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs that target specific genes within the complement system in various organs including the eye, liver and brain. We have exclusive rights to license each of the six programs and will assume responsibility for subsequent development. Beam may elect to enter a 50-50 U.S. co-development and co-commercialization agreement with us with respect to any one program licensed under the collaboration.

As part of the collaboration, we paid Beam $50.0 million upon signing and are obligated to pay Beam an additional $25.0 million payment on June 30, 2022. After exercise of the opt-in license rights for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from us, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis.

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

As of December 31, 2021, we own a total of 17 U.S. patents, 26 pending U.S. patent applications, including original filings, continuations, and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications.

Pegcetacoplan and APL-9 are analogs of the cyclic peptide compstatin, based on technologies that we have developed internally or have exclusively licensed from the Trustees of the University of Pennsylvania, or Penn.

Our patents and patent applications include families of United States and foreign patent and patent applications relating, for example, to the composition of matter of certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. We have submitted applications for patent term extension for certain of these patents. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan that are granted or pending in the United States and a number of other jurisdictions. Patents in these families would expire between 2036 and 2038. Four of our U.S. patents are listed for EMPAVELI in the FDA’s Orange Book.  Our filings also include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of the assets of Potentia Pharmaceuticals, Inc., or Potentia. These patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026. We also own a patent family relating in part to use of C3 inhibitors, including pegcetacoplan, to facilitate gene therapy with AAV vectors. Patents in this family have terms extending into 2040.

In addition to the technology that we developed internally relating to compstatin analogs, we hold exclusive licenses from Penn, including a license agreement with Penn that was assigned to us in connection with our acquisition of the Potentia’s assets in September 2015. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and numerous foreign counterparts, with claims granted in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering pegcetacoplan and APL-9, and that specifically recite the active component. These patents have terms that extend to 2026.

We also own or have exclusive rights to a number of patent applications relating to additional modalities and molecules for inhibiting complement, including nucleic acid and protein-based approaches.  The filings cover, for example, the composition of matter of our product candidates APL-1030 and APL-2006 and methods of use for treating particular complement-mediated disorders.  Patents issuing based on these applications would have terms extending into 2041 or 2042.

We have a non-exclusive license to intellectual property covering aspects of base editing technology, including CRISPR proteins and base editors, for use in the context of our collaboration with Beam, and will have an exclusive license to intellectual property specifically covering therapeutic candidates developed under the collaboration.

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

We granted worldwide rights to use and license the intellectual property that we hold with respect to pegcetacoplan and APL-9 to our wholly owned subsidiaries, APL DEL Holdings, LLC and Apellis Switzerland GmbH. Certain of our wholly owned subsidiaries hold rights to use our intellectual property to manage our clinical trials in certain jurisdictions or territories and exclusive rights to distribute our product with respect to specific indications within certain jurisdictions or territories. We granted Sobi an exclusive (subject to certain retained rights), sublicensable license of certain patent rights and know-how to develop and commercialize pegcetacoplan for non-ophthalmological indications in all countries outside of the United States.

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

The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering our lead product candidates, pegcetacoplan and APL-9, and specifically recite the active component. Three of these patents are listed for EMPAVELI in the FDA’s Orange Book.

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

In January 2021 we made payments of $25,050,000 as sublicense fees under this agreement with respect to the Sobi collaboration and certain other strategic collaborations.

In August 2021 we made payments of $1,025,000, net of a credit for the annual license maintenance payment, for the achievement of milestones under this agreement. In December 2021, we recorded license costs of $5,000,000 related to the probable achievement of a milestone which we expect to be settled in the first half of 2022.

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country. We accrued $0.3 million for royalty obligations to Penn in 2021.

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

Our approved product competes, and if our product candidates are approved for the indications for which we are currently undertaking or planning clinical trials, they will compete, with the products and product candidates discussed below

GA. There are currently no approved treatments for GA. We are aware that several companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences, Inc. in Phase 2 clinical trials; GT005, a CFI expression subretinal gene therapy being developed by Novartis in Phase 2 clinical trials (Novartis completed its acquisition of Gyroscope Therapeutics in February 2022 ); IONIS-FB-L(RX), a complement factor B inhibitor being developed by Ionis/Roche in Phase 2 clinical trials; Zimura (avacincaptad pegol), a C5 inhibitor being developed by Iveric Bio (in Phase 2/3 clinical trials; HMR59, an intravitreal gene therapy targeting CD59 being developed by The Janssen Pharmaceutical Companies of Johnson & Johnson (after acquisition from Hemera Biosciences) in Phase 2 clinical trials; NGM621, a C3 inhibitor being developed by NGM Biopharmaceuticals, Inc., in Phase 2 clinical trials; GEM103, a complement factor H targeting therapy being developed by Gemini Therapeutics, in Phase 2 clinical trials; and other product candidates that do not target the complement system that are in Phase 2 clinical trials, including therapies being developed by Alcon, Roche/Genentech, Lineage Cell Therapeutics, Inc., Regenerative Patch Technologies, LLC, and Stealth BioTherapeutics, Inc. Novartis has announced plans to initiate a Phase 2 trial of iptacopan, a Factor B inhibitor, in patients with early or intermediate AMD.  AstraZeneca has announced plans to initiate a Phase 2 trial of orally delivered danicopan (ALXN2040) in GA.

PNH. The principal competitors for EMPAVELI, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors developed and marketed by AstraZeneca. In addition to EMPAVELI, eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.

We are aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including BCX9930, a Factor D inhibitor being developed by BioCryst Pharmaceuticals, Inc., or BioCryst, currently in Phase 3 clinical trials; crovalimab, an anti-C5 antibody developed by Roche and Chugai Pharmaceutical Co., currently in Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals, Inc. in combination with cemdisiran, an RNAi therapeutic targeting C5 by Alnylam Pharmaceuticals, Inc., currently in Phase 3 clinical trials; danicopan, a Factor D inhibitor being developed by AstraZeneca as an add-on treatment to eculizumab and ravulizumab, in Phase 3 clinical trials; and iptacopan being developed by Novartis, currently in Phase 3 clinical trials, as well as other products in early stages of development.

Amgen Inc. is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development, and other non-U.S. entities are developing biosimilars for eculizumab in local markets. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

CAD.  Sutimlimab-jome, a C1s inhibitor monoclonal antibody developed by Sanofi was approved by the FDA in February 2022. Treatments in clinical development include iptacopan, an oral Factor B inhibitor, being developed by Novartis; and SAR445088, a C1s inhibitor monoclonal antibody, being developed by Sanofi.

C3G. There are currently no approved drugs for C3 glomerulopathy, but treatments in clinical development include iptacopan being developed by Novartis, currently in Phase 3 clinical trials; narsoplimab (OMS721), a MASP-2 inhibitor monoclonal antibody being developed by Omeros Corp., in a Phase 2 renal basket trial; avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc., in Phase 2 clinical trials; BCX9930, a Factor D inhibitor being developed by BioCryst, currently in a Phase 2 renal basket trial.

HSCT-TMA.  Currently there are three treatments in clinical development: Ecluizumab, developed by AstraZeneca, nomacopan being developed by Akari, and narsoplimab, being developed by Omeros.

ALS.  Currently there are four drug treatments approved by the FDA for treatment of ALS or its symptoms, including edaravone (marketed as Radicava by Mitsubishi Tanabe Pharma America; riluzole, now generic; thickened riluzole, marketed as Tiglutik by ITF Pharma, and dextromethorphan HBr/quinidine sulfate (marketed as Nuedexta by Avanir Pharmaceuticals).   Various companies are conducting clinical trials for symptoms of, or neurological conditions, related to, ALS, with over 50 molecules currently in development that target a broad array of biology, including at least three other anti-complement therapies: Ultomiris by AstraZeneca, in Phase 3 trials, Zilucoplan by UCB/Ra in Phase 2 clinical trials, and ANX005 by Annexon Biosciences. Additionally, Amylyx Pharmaceuticals, Inc. recently submitted an NDA and an MAA for AMX0035 for the treatment of ALS.

Sales and Marketing

We retain U.S. commercialization rights for systemic pegcetacoplan and worldwide commercialization rights for intravitreal pegcetacoplan. We are conducting commercialization efforts for EMPAVELI in the United States and plan to conduct commercial development for systemic pegcetacoplan in the United States if it is approved in other indications. We have developed focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. In particular, for PNH we have defined our marketing, disease education, patient support and distribution strategies, identified primary and secondary payers representing a significant percentage of patients with PNH, have built our field market access team and our sales team. Sobi is responsible for commercialization of systemic pegcetacoplan outside of the United States.

For our intravitreal pegcetacoplan program and for programs involving compounds other than pegcetacoplan, we plan to develop our own capabilities to commercialize our products worldwide. We may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We may also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications.

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

We have engaged a limited number of third-party manufacturers to provide all of our raw materials, drug substances and finished products for use in clinical trials and commercial sale.  We have entered into a commercial supply agreement with Bachem Americas, Inc., or Bachem, agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years, and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Our raw materials, drug substances and finished products have been produced under master service contracts and specific work orders from these manufacturers pursuant to agreements that include specific supply timelines and volume and quality expectations. We choose the third-party manufacturers of the raw materials and drug substances based on the volume required and the regulatory requirements at the relevant stage of development. All lots of drug substances and finished products used in clinical trials and for commercial use are manufactured under current good manufacturing practices. Separate third-party manufacturers are for fill and finish services and for labeling and shipment of the final drug products to the clinical trial sites and for commercial use.

We believe that our manufacturing arrangements are sufficient to supply pegcetacoplan at the scale and with the quality required for our ongoing and planned clinical trials, our commercialization efforts and our collaboration with Sobi. We continuously review our supply chain risk, including with respect to our manufacturing footprint, and update and implement risk mitigation plans.

Commercial Supply Agreement with Bachem

On December 30, 2020, we entered into a commercial supply agreement, or the Bachem Agreement, with Bachem to supply the drug substance for the finished dosage form of pegcetacoplan for systemic and intravitreal administration.

Under the Bachem Agreement, we agreed to purchase from Bachem a significant portion of our requirements for the drug substance during the term of the agreement, and to purchase all of our requirements for drug substance for commercial sale, subject to certain exceptions, for a period after the effective date of the agreement.

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

Amended and Restated Commercial Supply Agreement with NOF

On March 10, 2021, we entered into an amended and restated commercial supply agreement, or the NOF Agreement, with NOF to purchase PEG, which is a component of pegcetacoplan.

Under the NOF Agreement, NOF’s affiliate, NOF America Corporation, supplies PEG to us on a non-exclusive basis. NOF agreed to manufacture and deliver PEG to us in accordance with purchase orders issued by the us pursuant to the NOF Agreement. We may purchase PEG or any polyethylene glycol derivative from other third-party suppliers. Notwithstanding the foregoing, we agreed to purchase at least a minimum purchase obligation, which will be based on our 24-month rolling forecasts as set forth in the NOF Agreement. In the event we fail to meet the minimum purchase obligation, we will pay NOF the amount equal to a specified percentage of the remaining quantity of the minimum purchase obligation for the relevant time period, in addition to any payments due for all outstanding firm orders. We may eliminate the minimum purchase obligation on or before October 1 of the preceding calendar year by paying a specified percentage of the then-applicable supply price of the remaining minimum purchase obligation for the remainder of the term.

Unless earlier terminated, the term of the NOF Agreement continues through December 31, 2025. Either party may terminate the NOF Agreement upon an uncured material breach by the other party, upon the other party’s insolvency or bankruptcy or for convenience upon twenty-four (24) months prior written notice. We may terminate the NOF Agreement for safety, efficacy or regulatory issues. If the NOF Agreement is terminated by NOF for convenience or by us for NOF’s breach, we have no minimum purchase obligations and any agreement to buy out such minimum purchase obligations shall be of no force or effect.

The NOF Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality, storage, handling and transport, intellectual property, confidentiality and indemnification.

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

The regulatory requirements applicable to drug product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities, including state agencies.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;
•	review of the product by an FDA advisory committee, where appropriate or if applicable;
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

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted.

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an IND application as support for an IND or an NDA. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Reporting Clinical Trial Results

Under the Public Health Service Act (the “PHSA”), sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (the “NIH”). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’ (the “HHS”) long delay in issuing final implementing regulations, those regulations have now been issued and the FDA did issue its first Notice of Noncompliance to a manufacturer in April 2021.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually.

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

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. These clinical trials are commonly referred to as “pivotal” studies, which denotes a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug.

•

Phase 4: Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things.   The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (Pre-NDA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA.  Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue.  Type B meetings include pre-IND and pre-NDA meetings, as well as end of phase meetings such as EOP2 meetings.  A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development.  For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product.  Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses.  The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Manufacturing and Other Regulatory Requirements

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.  Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act (the “PREA”) applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin.  Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the Prescription Drug User Fee Act (the “PDUFA”), is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review.  In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA.  In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (“RTF”) determination to the applicant.  Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded.  The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto.  The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.  Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on NDAs

The FDA reviews an applicant to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence.  The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness.  In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter (“CRL”) or an approval letter.  To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.  In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six-month extension to respond.

The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with the submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs within 30 days of approval of such products.  To date, CRLs are not publicly available documents.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act (the “PDMA”) was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act (the “DSCSA”), which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Generic Drugs and Regulatory Exclusivity

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes the FDA to expedite review of competitor generic therapies or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book.  The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021.When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

Review and Approval of Drug Products in the European Union

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before we may commence clinical trials or market products in those countries or areas.  In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

With the exception of the EU/European Economic Area (“EEA”) applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigational drug product that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (“Clinical Trials Regulation”) was adopted.  The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Regulation is scheduled to come into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation will come into application in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC.  The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable at the end of January 2022. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Within this framework, manufacturers may seek approval of hybrid medicinal products under Article 10(3) of Directive 2001/83/EC. Hybrid applications rely, in part, on information and data from a reference product and new data from appropriate preclinical tests and clinical trials. Such applications are necessary when the proposed product does not meet the strict definition of a generic medicinal product, or bioavailability studies cannot be used to demonstrate bioequivalence, or there are changes in the active substance(s), therapeutic indications, strength, pharmaceutical form or route of administration of the generic product compared to the reference medicinal product. In such cases the results of tests and trials must be consistent with the data content standards required in the Annex to the Directive 2001/83/EC, as amended by Directive 2003/63/EC.

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.

Pediatric Studies in the EU

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file with respect to quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Regulatory Requirements after Marketing Authorization

As in the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

In the EU, the advertising and promotion of approved products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU.

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

Orphan Drug Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States.  Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.  The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Exclusivity in the EU

If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

Patent Term Extensions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the EU, sponsors must apply on a country‑by‑country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

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

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the sensitive personal data relates before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that falls within the scope of the GDPR include, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.  In July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.  Following the withdrawal of the

U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

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

In March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions are suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut will be in effect, with the full 2% cut resuming thereafter. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.

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

Employees and Human Capital

As of December 31, 2021, we had 476 full-time employees. Of these employees, 448 were based in the United States and 28 were based in international locations and 42 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We are committed to providing a positive employee experience and a culture that embodies our values.

Fostering a diverse and inclusive culture which invests in attracting, retaining, engaging and developing our people is critical to achieving our business objectives and bringing value to patients, shareholders and all stakeholders.  We are a majority female organization, and we maintain significant female representation at all levels. As of December 31, 2021, 57% of our workforce were women and 34% represented in senior leadership roles. Racial and ethnic diversity in the aggregate has improved at our company over the last few years. As of December 31, 2021, 25% of our workforce were ethnically diverse and 6.8% represented in senior leadership roles. However, we recognize that there is still important progress to be made, particularly as relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.

To incentivize and reward strong performance, we have a competitive compensation and benefits programs, including short-term and long-term incentives, exceptional health and wellness benefits along with generous vacation and leave programs.

We regularly evaluate the effectiveness of our talent management practices through employee surveys and fostering a culture of ongoing feedback. In addition, we track important talent metrics such as turnover rate and employee engagement. Voluntary and involuntary turnover rates across all levels (executives/ senior managers, mid-level managers and professionals) are in alignment with, or lower than, the industry average.

Since the onset of the COVID-19 pandemic, we demonstrated our commitment to the health and wellbeing of our employees, our patients and our community upholding local and federal public health guidelines. With input from our employees, we developed a new working model. This new model includes:

•	Standard operating procedures designed to protect the health and well-being of our team and communities.
•	Flexibility for employees to balance their preferred work arrangements (on-site, partially on-site, or fully remote) with business needs.
•	Adapted office settings to enable difference work experiences ensuring safe space for collaboration, social and communal engagement, and appropriate space for larger group meetings.

•	Adopted technology and operating practices to support communicating and collaborating as a hybrid workforce reinforcing our values.
•	Invested in wellness programs and resources to help employees balance work-life throughout the pandemic and beyond.

Corporate Information

Our principal executive office is located at 100 Fifth Avenue, Waltham, Massachusetts, and our telephone number is 617-977-5700.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least this year and next year, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur net operating losses for at least this year and next year. Our net losses were $746.4 million, $344.9 million and $304.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.7 billion. While we have begun to generate revenue from sales of EMPAVELI, we have primarily financed our operations to date through the sale of our common stock in our initial public offering and subsequent follow-on offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi,  borrowings under a term loan facility and the issuance and sale of a promissory note. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications and preparing for the commercial launch of EMPAVELI for the treatment of adults with PNH in the United States. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	establish sales, marketing, distribution and other commercial infrastructure to commercialize any products for which we may obtain marketing approval;
•	continue the commercial launch of EMPAVELI for the treatment of PNH in the United States;
•	prepare to submit applications for regulatory approval and build a commercial infrastructure for intravitreal pegcetacoplan for GA in the United States and worldwide;

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

EMPAVELI is the only product for which we have obtained marketing approval and it has only been approved in the United States for the treatment of PNH in adults. Our ability to generate revenue from operations will depend, in part, on the timing and success of commercial sales of EMPAVELI. We may not be able to commercialize EMPAVELI successfully or on the expected timeline. However, the successful commercialization of EMPAVELI in the United States is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of EMPAVELI for the treatment of PNH alone will be sufficient for us to become profitable for several years, if at all, including if we obtain additional marketing approvals for EMPAVELI outside of the United States and European Union.

Our long-term prospects depend upon the success of our intravitreal pegcetacoplan program, among other things. We plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, in the second quarter of 2022 for the approval of intravitreal pegcetacoplan for the treatment of geographic atrophy, or GA, which submission would be supported by the completed Phase 2 and Phase 3 clinical trials of intravitreal pegcetacoplan in patients with GA. Any delay in submitting the NDA, or adverse action by the FDA, could delay our planned commercial development timelines or could prevent us from commercializing intravitreal pegcetacoplan. If the FDA determines that our NDA and the data supporting the NDA are not sufficient to support approval in GA, we may be required to conduct an additional clinical trial, which would increase our costs and delay the program. Any such delay or other adverse impact could have a material adverse effect on our business.

We do not expect to generate significant revenue unless and until we and our collaborators, including Sobi, are able to obtain marketing approval for, and successfully commercialize pegcetacoplan in additional indications and jurisdictions. Successful commercialization will require achievement of key milestones, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

We have obtained marketing approval for EMPAVELI for the treatment of PNH in the United States and have not yet consistently demonstrated an ability to successfully conduct commercial activities.

We obtained our first marketing approval for the use of pegcetacoplan to treat adult patients with PNH in the United States and began to sell EMPAVELI for the treatment of PNH in May 2021. Our collaborator Sobi recently obtained marketing approval in the European Union, Saudi Arabia and Australia for the use of pegcetacoplan to treat patients with PNH. We have not obtained marketing approval nor commercialized any other products for any other indications, all of which may make it difficult to evaluate our future prospects. Prior to obtaining these approvals, our operations were limited to financing and staffing our company, developing our technology, conducting preclinical research and clinical trials of our product candidates and preparing for a commercial launch. We have not yet consistently demonstrated an ability to successfully obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We will need substantial additional funding to allow us to support both our systemic and ophthalmological programs through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2021, 2020 and 2019, we used net cash of $563.1 million, $160.5 million and $211.1 million respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2021, our cash, cash equivalents and marketable securities were $700.6 million. We expect our expenses to increase, particularly as we commercialize EMPAVELI, seek regulatory approval and develop commercial infrastructure for intravitreal pegcetacoplan and initiate new clinical trials and initiate new research and preclinical development efforts. In addition, as we commercialize EMPAVELI and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or for our other product candidates, we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, particularly if we are able to obtain marketing approval of intravitreal pegcetacoplan for the treatment of GA and we commercialize it outside the United States without a collaborator or if we fail to establish substantial commercial sales of EMPAVELI. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

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

We believe that our existing cash, cash equivalents and marketable securities, along with the cash anticipated to be generated from sales of EMPAVELI and the first regulatory milestone payment and committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2023. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We plan to devote substantial resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA and to the development of our other product candidates. We will seek additional funding to conduct these activities. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

•	our ability to successfully commercialize and sell EMPAVELI in the United States;
•	the cost and our ability to submit applications for regulatory approval and to build a commercial infrastructure for intravitreal pegcetacoplan for GA in the United States and worldwide;
•

the cost and our ability to effectively establish and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, intravitreal pegcetacoplan and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;

•

the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for EMPAVELI, systemic pegcetacoplan, intravitreal pegcetacoplan and other product candidates;

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

For example, under our development funding agreement with SFJ, as amended, following approval by the FDA and the EMA for the use of pegcetacoplan as a treatment for PNH, we paid SFJ initial payments of $4.0 million in 2021 and $5.0 million in 2022, respectively, and we are obligated to pay an aggregate of $451.0 million in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

In January 2021, we closed privately negotiated exchanges with holders of our outstanding 2019 Convertible Notes, under which we issued approximately 3.9 million shares of common stock in exchange for approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes.

In July 2021, we closed additional privately negotiated exchanges with holders of the outstanding Convertible Notes, under which we issued approximately 6.0 million shares of common stock in exchange for approximately $201.1 million in aggregate principal amount of Convertible Notes. The effective price per share of the common stock issued in the exchange transactions was lower than the trading price of our common stock on the Nasdaq Global Select Market at the time of settlement of the exchanges. We may in the future exchange additional principal amount of our Convertible Notes and the effective price per share of the common stock may be lower than the trading price at such time.

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

We submitted an NDA to the FDA and an MAA to the EMA for pegcetacoplan for the treatment of patients with PNH in September 2020. We received FDA approval of EMPAVELI for the treatment of patients with PNH in May 2021 and we received approval from the European Commission (EC) for Aspaveli in December 2021. We are required to make substantial payments to SFJ pursuant to our development funding agreement as a result of obtaining these regulatory approvals. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

We incurred an aggregate of $520.0 million of indebtedness as a result of the issuance of convertible notes in September 2019 and May 2020, or the Convertible Notes, of which an aggregate of approximately $192.0 million is outstanding and held by third parties as of December 31, 2021. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Notes were convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. Whether the Convertible Notes will be convertible in any future period will depend on the satisfaction of this condition or another conversion condition at such time. In addition, even if holders do not elect to convert their Convertible Notes during a period when the notes are convertible, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We have enrolled, and seek to enroll, patients in our ongoing clinical trials at sites located both in the United States and internationally. We may face difficulties recruiting and retaining patients in our ongoing clinical trials because of logistical effects arising from the pandemic, including increased difficulty for patients and health care providers to travel to or access clinical sites. In particular, we believe that COVID-19 may have impacted enrollment in certain of our clinical studies, including the Phase 2 MERIDIAN trial that we are conducting in patients with ALS. If patients enrolled in our clinical trials are unable or unwilling to visit clinical trial sites, the data generated by the trials and the timing of completion of our clinical trials may be adversely affected particularly in clinical trials like DERBY and OAKS where patients are expected to travel to clinical sites on a monthly basis over an extended period of time. We may also face disruptions related to the ability to obtain necessary regulatory, institutional review board, or IRB, or other necessary site approvals, as well as other delays at clinical trial sites. In particular, site initiation, participant recruitment and enrollment, participant dosing, availability of drug product or clinical and laboratory supplies, distribution of clinical trial materials, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. The potential suspension of clinical trial activity at clinical trial sites may have an adverse impact on our clinical trial plans and timelines.

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

•	timely receipt of marketing approvals from applicable regulatory authorities, including approval of EMPAVELI from the EMA;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party suppliers and manufacturers of raw materials and drug intermediates;
•	establishment of arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining pegcetacoplan drug product from third-party manufacturers of sufficient quality to be used in our clinical trials and for commercial sale;
•	developing, validating and maintaining a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMPs;
•	the performance of Sobi and any future collaborators;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	our ability to compete with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement.

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to successfully commercialize EMPAVELI in the United States for PNH or to develop, receive marketing approval for and successfully commercialize pegcetacoplan in other indications on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received an approval for EMPAVELI for the treatment of patients with PNH in the United States and Saudi Arabia, and an approval for Aspaveli in the EU and Australia, but there is no assurance that we will receive regulatory approvals for pegcetacoplan for the treatment of PNH in other jurisdictions, for GA in any jurisdiction, or for other indications in any jurisdiction. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these additional approvals.

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

We plan to submit a new drug application, or NDA, to the FDA in the second quarter of 2022 for the approval of intravitreal pegcetacoplan for the treatment of geographic atrophy, or GA, which submission would be supported by the completed Phase 2 and Phase 3 clinical trials of intravitreal pegcetacoplan in patients with GA. Any delay in submitting the NDA, or adverse action by the FDA, could delay our planned commercial development timelines or could prevent us from commercializing intravitreal pegcetacoplan. If the FDA determines that our NDA and the data supporting the NDA are not sufficient to support approval in GA, we may be required to conduct an additional clinical trial, which would increase our costs and delay the program. Any such delay or other adverse impact could have a material adverse effect on our business.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones, and royalties. Moreover, if we are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing or the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or there are unacceptable safety concerns associated with our product candidates, we may:

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

In our Phase 2 trials of pegcetacoplan in patients with GA, the most frequently reported adverse events were associated with the injection procedure in the study eye. These adverse events included two cases of confirmed endophthalmitis, which is inflammation in the eye typically caused by infection, and one case of presumed endophthalmitis where the culture tested negative for bacterial growth. In addition, during the 12-month treatment period and the subsequent six-month period during which no treatment was administered, we observed a higher incidence of new onset exudation, or fluid leakage in the retinas of eyes in which exudation had not previously been reported, in the study eyes treated with pegcetacoplan, predominantly in patients with a history of wet AMD in the non-study eye, or fellow eye. Specifically, we observed that, after the 12-month treatment period and the six-month monitoring period, 21% of patients who received administration of pegcetacoplan every month and 9% of patients who received administration of pegcetacoplan every other month showed new onset exudation in the study eye as compared to 1% of the sham group.

In our Phase 3 trials of pegcetacoplan in patients with GA, the most frequently reported adverse events were associated with the injection procedure in the study eye. During the 12-month treatment period and the subsequent six-month period during which no treatment was administered, we observed that 6.0% of patients who received administration of pegcetacoplan every month and 4.1% of patients who received administration of pegcetacoplan every other month showed new onset exudation in the study eye as compared to 2.4% of the sham group.

In 2018, during the early part of our Phase 3 clinical trial of pegcetacoplan in patients with GA and our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, several patients treated from a single manufacturing lot of intravitreal pegcetacoplan experienced non-infectious inflammation. A total of eight patients, four in our Phase 3 GA program and four in our Phase 1b/2 clinical trial of pegcetacoplan in patients with wet AMD, were treated with this pegcetacoplan from this manufacturing lot and each patient developed non-infectious inflammation. Inflammation in these patients has completely resolved.

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

Should the COVID-19 pandemic persist, our clinical development plans could be affected, and we may be unable to conduct our clinical trials in the manner or on the timelines that we currently anticipate. Clinical trial participants and clinical investigators may not be able to comply with clinical trial protocols, if for example quarantines or other travel limitations impede participant movement, affect sponsor access to study sites, or interrupt healthcare services. The COVID-19 pandemic could lead to delayed enrollment in our trials, more frequent missed appointments and withdrawals from ongoing trials and more frequent or severe adverse events during our trials.  In particular, we believe that COVID-19 may have impacted enrollment in certain of our clinical studies, including the Phase 2 MERIDIAN study that we are conducting in patients with ALS.

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

We have obtained marketing approval for only one product, EMPAVELI, which the FDA approved in May 2021 for the treatment of patients with PNH, and which the EC approved as Aspaveli in December 2021 for the treatment of patients with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In the future, with respect to NDAs or MAAs for pegcetacoplan for other indications or product candidates, if the FDA or EMA does not accept or approve such NDAs or MAAs, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other required trials or studies, approval of any

NDA, MAA or application that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or EMA to approve our NDAs or MAAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing pegcetacoplan in the United States or EU for PNH or for other indications, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, either to pegcetacoplan or to any future product candidate for which we may seek marketing approval, we may be forced to abandon or limit our development efforts for pegcetacoplan or such future product candidates, which could significantly harm our business.

Even if pegcetacoplan or one of our other product candidates that we develop receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of our collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects that may be observed once the product has been commercialized. If safety problems occur or are identified after EMPAVELI or intravitreal pegcetacoplan or one of our products, if any, reaches the market, the FDA or comparable non-U.S. regulatory authorities may require that we amend the labeling of our product, recall our product, or even withdraw approval for our product.

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

We may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, of any products for which we obtain marketing approval, including EMPAVELI, in which case we may not generate significant revenues or become profitable.

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

Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. If EMPAVELI or any of our product candidates for which we obtain marketing approval do achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of EMPAVELI or our other product candidates for which we obtain marketing approval, will depend on a number of factors, including:

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

Factors that may inhibit our efforts to commercialize EMPAVELI on our own in the United States include:

•	our inability to train and retain adequate numbers of effective sales, marketing, training and support personnel;
•	the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to educate an adequate number of physicians of
•	the benefits of EMPAVELI over alternative treatment options;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with
•	more extensive or integrated product offerings; and
•	unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.

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

We are building sales, marketing and distribution infrastructure in the United States to support commercialization of EMPAVELI and are currently developing additional infrastructure for our other product candidates, including intravitreal pegcetacoplan as a treatment for GA.

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

The development and commercialization of new products is highly competitive, as described in “Business - Competition,” above. We face significant competition with respect to EMPAVELI. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or our collaborators, may seek to develop or commercialize in the future, including from therapies that act through the complement system and therapies that use different approaches.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than EMPAVELI or any product candidates that we are currently developing or that we may develop, which could render EMPAVELI or our product candidates obsolete and noncompetitive.

EMPAVELI targets a market that is already served by a competitor with significantly greater financial resources than us. The principal competitors for EMPAVELI for the treatment of PNH, are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion AstraZeneca Rare Disease, or AstraZeneca. Prior to the approval of EMPAVELI, eculizumab and ravulizumab were the only drugs approved for the treatment of PNH. These products have widespread acceptance among clinicians, patients and payors. Eculizumab and ravulizumab may also compete with EMPAVELI in other indications in our hematology and nephrology programs. AstraZeneca is also developing a subcutaneous version of ravulizumab, currently in phase 3 clinical trial.

We are also aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, and that there are a number of companies that are actively developing product candidates for the treatment of GA.

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

EMPAVELI or any product candidate that we or any collaborator, such as Sobi, commercialize may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

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

We contract with third parties for the manufacture, storage and distribution of commercial supply for EMPAVELI and clinical supply for our product candidates and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of pegcetacoplan or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities, and a relatively small number of personnel with manufacturing experience who can oversee the manufacturing process. We rely on contract manufacturers to manufacture, store and distribute both drug substance and drug product required for our clinical trials. We also rely upon contract manufacturers, and potentially collaboration partners to manufacture commercial quantities of EMPAVELI and any of our other product candidates, if approved. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms, or to maintain such agreements as we may enter. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our preclinical studies and clinical trials.  In particular, we have entered into commercial supply agreements with Bachem and NOF to purchase a significant portion of our requirements for the pegcetacoplan drug substance and drug intermediaries, respectively, over the next five years.  We have also entered into long-term commercial supply agreements with other suppliers of raw materials, drug intermediaries, drug substance and drug product. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for pegcetacoplan that resulted in delays in the supply of pegcetacoplan. These delays resulted in us incurring additional costs and delays in our PNH development program. Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our clinical trials in patients with GA and wet AMD due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan ophthalmological drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. If we experience other issues or delays in the future, our development of pegcetacoplan may be materially delayed and our business adversely affected.

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, delay our clinical trials and, if our products are approved for sale, result in lost sales for us or our collaborators. Accordingly, for example, if Bachem or NOF were to experience manufacturing and supply issues, we would have difficulty in procuring the drug substance or drug intermediates needed for the supply and manufacture of pegcetacoplan. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. If we or any third-party parties on which we rely are adversely impacted by restrictions or limitations resulting from the COVID-19 pandemic, our ability to manufacture and supply pegcetacoplan may be disrupted, which would limit our ability to conduct our clinical trials or prepare for our commercial launch. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products.

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

Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop specified product candidates. In our collaboration agreement with Sobi, we agreed not to, directly or indirectly, alone or with or for any other person or entity, conduct any clinical development or commercialization of APL-9 for PNH, cold agglutinin disease, hematopoietic stem cell transplantation thrombotic microangiopathy, C3 glomerulopathy and immune complex membranoproliferative glomerulonephritis, and amyotrophic lateral sclerosis or any other indications subsequently agreed upon by the parties.

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

We are a party to patent license agreements with The University of Pennsylvania under which we license patent rights relating to a family of compounds for use in all fields. The licensed patent rights include issued U.S. and foreign patents with claims that recite a class of compounds generically covering pegcetacoplan and APL-9 and that specifically recite the active component. We may enter into additional license agreements in the future. Our license agreements with Penn impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issue from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license or purchase patent rights were the first to make relevant claimed inventions or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our patents or applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our products without infringing the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds and methods of use for the treatment of the disease indications for which we are developing our products or product candidates or relating to the use of complement inhibition that may cover our product candidates or approach to complement inhibition. For example, we are aware of a U.S. patent with claims that could be construed to cover pegcetacoplan. Although we believe that these claims, if construed to cover pegcetacoplan, would be invalid due to various prior art disclosures available more than a year before the priority date of the U.S. patent, there are no assurances that a court would agree. If any third-party patents or patent applications are found to cover our products or product candidates or their methods of use or our approach to complement inhibition, we may not be free to manufacture or market our products or product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products or products candidates, including interference proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

If we do not obtain patent term extension and data exclusivity for our products or product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our products or product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval, only one patent may be extended and the extension only applies to those claims covering the approved drug, a method for using it, or a method for manufacturing it. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

If we fail to comply with our obligations under license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product or product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion, and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. The FDA approved EMPAVELI in May 2021 and the EMA granted approval in December 2021. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  Should the FDA determine that an inspection is necessary for approval of a regulatory submission and an inspection cannot be completed during the review cycle due to restrictions on travel due to COVID-19, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the regulatory submission until an inspection can be completed.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction, and the United Kingdom and EU continue to work on the rules for implementation. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability, which could significantly and materially harm our business.

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

Fast track designation and/or priority review designation by the FDA or PRIME designation in the EU for one or more of our product candidates may not actually lead to a faster development or regulatory review or approval process, nor does it assure approval of the product candidate by the FDA or the EMA.

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

Further, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

The FDA has broad discretion on whether to grant fast track designation and/or priority review designation to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Even if our product candidates receive fast track designation and/or priority review designation, we may not experience a faster development process, review or approval, if at all, compared to conventional FDA procedures.

In addition, in the EU, we may seek PRIME designation for one or more of our product candidates.  The program focuses on product candidates that target conditions for which there exists no satisfactory method of treatment in the EU or product candidates that may offer a major therapeutic advantage over existing treatments. The benefits of a PRIME designation include, among other things, the potential to qualify product for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME designation enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if our product candidates receive PRIME designation, we may not experience a faster development process, review or approval compared to conventional EMA procedures and it does not assure or increase the likelihood of the EMA’s grant of a marketing authorization.

Even if we, or our collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and our collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates which we or they market. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved. We are limited to promoting EMPAVELI in accordance with its approved label in each jurisdiction and may not promote it for any indication other than PNH. The label in the European Union is more limited than the label for EMPAVELI in the United States.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Current and future legislation may increase the difficulty and cost for us and our collaborators to obtain reimbursement of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our collaborators, to profitably sell EMPAVELI or any other products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. However, pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions are suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden revoked these orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.  We cannot predict how federal agencies will respond to such Executive Orders.

Further, outside of the US, including the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when approved.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, the Trump Administration issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing the Trump Administration’s most favored nation model, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries effective, but such final rule is currently subject to a nationwide preliminary injunction.  In addition, on August 21, 2021, CMS issued a new proposed rule to rescind President Trump’s interim final rule, following public notice and comment, and CMS stated it will explore all options to incorporate value into payments for Medicare Part B drugs and improve beneficiaries’ access to evidence-based care.

The Biden Administration has frozen certain of the Trump administration’s measures to reform drug prices. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden Administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.

In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of abbreviated new drug applications, or ANDAs, and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.

To bring an action under the statute, an ANDA or 505(b)(2) applicant must take certain steps to request the reference product, which, in the case of products covered by a Risk Evaluation and Mitigation Strategy with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the applicant does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the applicant prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.

Additionally, the new statutory provisions authorize a federal court to award the product developer an amount “sufficient to deter” the NDA holder from refusing to provide sufficient product quantities on commercially reasonable, market-based terms if the court finds, by a preponderance of the evidence, that the NDA holder did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.

Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with EMPAVELI and any of our product candidates, if approved, which could impact our ability to maximize product revenue.

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing, and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The FCPA is enforced by the DOJ and the SEC.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospital clinics, universities and similar institutions are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials, regulatory approvals, sales and marketing and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Because the FCPA applies to indirect payments, the use of third parties and other collaborators can increase potential FCPA risk, as we could be held liable for the acts of third parties that do not comply with the FCPA’s requirements.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Like the FCPA, the UK Bribery Act and other anti-corruption laws throughout the world similarly prohibit offers and payments made to obtain improper business advantages, including offers or payments to healthcare professionals and other government and non-government officials. These other anti-corruption laws also can result in substantial financial penalties and other collateral consequences.

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

We are subject to governmental export and import controls that could impair our or our collaborators' ability to compete in international markets due to licensing requirements and subject us or them to liability if we or they are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products outside of the U.S. must be made in compliance with these laws and regulations. If we or our collaborators fail to comply with these laws and regulations, we or they and certain of our or their employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us or our collaborators and the respective responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or changes in applicable export or import laws and regulations may create delays in the introduction, provision, or sale of our products in international markets, prevent customers from using our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any limitation on our ability to export, provide, or sell our products could adversely affect our business, financial condition and results of operations.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2021, the number of our employees increased from 374 on December 31, 2020 to 476 on December 31, 2021. We expect the number of employees to continue to increase in 2022. Our principal office is located in Massachusetts and we maintain additional offices in California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2021, we had options to purchase an aggregate of 12,561,532 shares of our common stock outstanding, of which options to purchase 7,698,532 shares were vested and 1,228,406 outstanding unvested restricted stock units that upon vesting would result in the issuance of 1,228,406 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 10,778,303 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of December 31, 2021, we had both federal and state net operating loss carryforwards of $355.8 million and $411.2 million, respectively, and federal and state research and development tax credit carryforwards of $54.2 million and $11.4 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $276.9 million may be carried forward indefinitely. The remaining net operating loss and research and development tax credit carryforwards will begin to expire in 2033. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the CARES act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 15, “Income Taxes,” of the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our accounting for income taxes.

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

As of February 23, 2022, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 21.3% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 12.9% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

 Holders of Record

As of February 23, 2022, we had 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below compares the cumulative total stockholder return on our common stock between November 9, 2017 (the first date that shares of our common stock were publicly traded) and December 31, 2021, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on November 9, 2017 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock with the exception of November 9, 2017, which is the opening price based on initial trading of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Apellis Pharmaceuticals, Inc .
(Daily)
APLS- USQ
11/09/2017 to 12/31/2021
$600
$500
$400
$300
$200
$100
$0
11/10/2017
1/10/2018
3/10/2018
5/10/2018
7/10/2018
9/10/2018
11/10/2018
1/10/2019
3/10/2019
5/10/2019
7/10/2019
9/10/2019
11/10/2019
1/10/2020
3/10/2020
5/10/2020
7/10/2020
9/10/2020
11/10/2020
1/10/2021
3/10/2021
5/10/2021
7/10/2021
9/10/2021
11/10/2021
APLS
NASDAQ Biotech Index
NASDAQ Composite Index

Item 6. Reserved

Not applicable.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade. We believe that this approach can result in broad inhibition of the principal pathways of the complement system and has the potential to effectively control a broad array of complement-dependent autoimmune and inflammatory diseases.

In May 2021, the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. Between our launch of EMPAVELI in May 2021 through December 31, 2021, we generated $15.1 million in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, systemic pegcetacoplan was also approved for the treatment of PNH in Saudi Arabia and Australia. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli® in the European Union. Under our collaboration and license agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and intends to initiate the commercial launch of Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We also are leveraging our expertise in targeting C3 to advance intravitreal pegcetacoplan as the first potential treatment for geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD. Intravitreal pegcetacoplan has the potential to be a breakthrough for patients with GA, a disease that affects approximately one million people in the U.S. and five million people worldwide. Based on the results of our Phase 3 (DERBY and OAKS) and Phase 2 (FILLY) clinical trials of intravitreal pegcetacoplan, we intend to submit a new drug application, or NDA, to the FDA in the second quarter of 2022 with a request for six-month priority review. We also plan to submit a market authorization application, or MAA, to the European Medicines Agency, or the EMA, in the second half of 2022. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for cold agglutinin disease, or CAD, and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology; C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology; and amyotrophic lateral sclerosis, or ALS, in neurology.

We are also evaluating the administration of systemic pegcetacoplan as an approach to enabling adeno-associated virus, or AAV, vector administration for gene therapies. We believe complement inhibition may yield three important benefits when used in combination with AAV-delivered gene therapies: increasing the safety of AAV-delivered gene therapies, decreasing the required AAV dose needed to achieve a therapeutic effect, and allowing for dosing in patients who have pre-existing antibodies. In collaboration with commercial and academic researchers, we are advancing pre-clinical studies to assess the impact of complement inhibition on AAV-delivered gene therapies and expect to report pre-clinical data in the first half of 2022.

Lastly, we are developing other product candidates with other routes of administration and plan to conduct clinical trials of these product candidates, including the combination of EMPAVELI and a small interfering RNA, or siRNA, which may offer the potential to reduce the treatment frequency of EMPAVELI by reducing the production of C3 proteins in the liver. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

To date, we have financed our operations primarily through $1.2 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from the private offerings of Convertible Notes, a $250.0 million upfront payment and $25.0 million as development reimbursement payments from Sobi each pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full. We exchanged $327.2 million of aggregate principal amount of 2019 Convertible Notes for shares of our common stock during 2021. During the quarter ended September 30, 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares. The shares were issued in October 2021.

Since the launch of EMPAVELI in May 2021 through December 31, 2021, we generated $15.1 million of net product revenue from sales of EMPAVELI. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for at least this year and next year. Our net losses were $746.4 million, $344.9 million and $304.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.7 billion. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly particularly as we continue to incur significant commercialization expenses related to building sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for the treatment of PNH. We are incurring significant expenses for the commercialization and further development of intravitreal pegcetacoplan. In addition, we expect our expenses to increase if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and our other product candidates; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $700.6 million. We believe that our cash and cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and the first regulatory milestone payment and committed development reimbursement payments from Sobi, as of December 31, 2021, will be sufficient to enable us to fund our current operations at least into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

We temporarily closed our facilities in March 2020 in respect to the COVID-19 pandemic. We have since reopened our facilities on a limited basis, subject to compliance with strict safety guidelines, but most of our employees continue to work remotely. We do not believe that the COVID-19 pandemic has had a significant impact upon our operations, including sales of EMPAVELI, our ongoing clinical trials (except for the delay of the clinical trials in patients with ALS) and the manufacture and supply of our product candidates.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ initial payments of $4.0 million in 2021 and $5.0 million in 2022, respectively, and we are obligated to pay SFJ an additional $451.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

Prior to March 15, 2026, the Convertible Notes are convertible only under the following circumstances:

•

during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

•	if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•	upon the occurrence of corporate events specified in the Indenture.

On and after March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

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

In January 2021, we entered into separate, privately negotiated exchange agreements with certain holders of our 2019 Convertible Notes.  Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of our common stock. The exchange transactions closed in January 2021. We also issued 69,491 shares for settlement of issuance costs paid to our financial advisor for services performed in connection with the exchanges.

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

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and in January 2022 we received a $20.0 million development reimbursement payment. We expect to receive the balance annually in installments over the next two years, subject to certain conditions.

European Commission approval of systemic pegcetacoplan for the treatment of PNH was received in December 2021. If systemic pegcetacoplan receives reimbursement approval in any major European country, Sobi will be required to make a milestone payment of $50.0 million to us. We considered the reimbursement approval to be probable at December 31, 2021, and have recorded revenue for the milestone payment of $50.0 million. We expect to fully achieve the milestone and receive payment from Sobi in the first half of 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of:  (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ Pharmaceuticals.

Financial Operations Overview

Revenue

We have not generated significant revenue from product sales.  As a result of the commercial launch of EMPAVELI in the United States in May 2021, we commenced sales of EMPAVELI in May 2021. Our revenues consist of product sales of EMPAVELI and revenues derived from our collaboration arrangement with Sobi. See Note 13, License and Collaboration Agreements, included in Item 15 in this Annual Report on Form 10-K, for more information related to the Sobi Collaboration and License Agreement.

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

Product Revenues

For the year ended December 31, 2021, our revenues from net product sales were generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with specialty pharmacies, or SPs, and specialty distributors, or SDs, who are our customers. The customers subsequently resell the product to patients and health care providers. We apply the ASC 606 five step process discussed above to the contracts with SPs and SDs. We provide limited right of return to the customers in cases of shipping error or product defect, including inactive or non-moving products due to market conditions. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

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

Chargebacks: Chargebacks are discounts and fees related to contracts with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs that purchase from SDs at a discounted price. SDs charge back to us the difference between the price initially paid by SDs and the discounted price paid to SDs by these entities. We issue credit notes for the chargeback which are applied to future sales.

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

We recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Pursuant to ASC 606, we recorded the $250.0 million non-refundable upfront payment in revenue for the year ended December 31, 2020, as the payment was associated with the transfer of the good or services in the form of the license to Sobi.  The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606.  As ASC 808 does not include recognition guidance, we established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is probable to be reimbursed based upon expense incurred by us, with a contra-research and development expense recognized in the statement of operations. See Note 13, License and Collaboration Agreements, included in Item 15 in this Annual Report on Form 10-K, for more information related to the Sobi Collaboration and License Agreement.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and costs of operating as a public company.

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

Product Revenues

As of December 31, 2021, our revenues from net product sales were generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with SPs and SDs who are our customers. The customers subsequently resell the product to patients and health care providers.

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

We have determined that the collaboration agreement is within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC Topic 808 does not address measurement or recognition matters but allows for analogizing to ASC 606, Revenue from Contracts with Customers

(“ASC 606”). Pursuant to ASC 606, we performed the following five steps: (i) identified the contract with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when the entity satisfied a performance obligation.

We identified the following material promises under the Sobi Agreement: (1) licenses to develop and commercialize pegcetacoplan, or Licenses to IP, and (2) performance of research and development services. We determined the promises to be distinct because Sobi can benefit from each of the license and the development services on their own or with readily available services. We could have provided the license without any development services and Sobi would have been able to benefit from it by obtaining development services from another provider as the Licensed Products are at a more mature stage in their life cycle.

Under the collaboration agreement, Sobi agreed to pay us:

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

At inception of the collaboration agreement, we considered the $250.0 million non-refundable payment and the $80.0 million fixed proceeds. We also evaluated whether Sobi is a customer for either of the distinct promises in the agreement.  Under the Licenses to IP, we determined that Sobi is a customer as the know-how provided and the rights granted by us to Sobi are outputs of our business activities for which we will receive consideration. With respect to research and development activity, management determined that there is no vendor relationship as performing research and development activities for others is not a part of our ongoing central operations. Based upon the evaluation of the relative fair values, we allocated the purchase price of $250.0 million and the related milestones and royalties to the license of IP and $80.0 million to performance of research and development activities.

The milestone and royalty payments are subject to activities outside our control.  Per ASC 606, we consider this to be a customer/ vendor relationship; therefore, we will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. We will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, we will recognize revenue in the same period that the sales are completed for which we are contractually entitled to the milestone or percentage-based royalty payment.   To date, we have not recognized any commercial milestone or royalty revenue resulting from any of our licensing arrangements.  Management will periodically assess the elements of the contract and re-evaluate revenue recognition as necessary.

Pursuant to ASC 606, the $250.0 million non-refundable upfront payment is recognized as revenue as this is the amount allocated to the license. The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and, thus, is not in the scope of ASC 606. As ASC 808 does not include recognition guidance we have established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by us, with a contra- research and development expense recognized in the statement of operations, over time as the expenses are incurred. See Note 13, License and Collaboration Agreements, included in Item 15 in this Annual Report on Form 10-K, for more information related to the Sobi Collaboration and License Agreement.

Cost of Research Collaboration Arrangement

We analyze research collaboration arrangements pursuant to ASC 808 to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. If each party is actively participating in this activity and exposed to significant risks and rewards related to the activity, each party’s costs will be accounted for under ASC 808.

Since ASC 808 does not provide recognition guidance, we refer to the guidance under ASC 730 to arrangements involving our payments to third parties. ASC 730 requires us to recognize research and developments costs as expense as incurred since there is no alternative use. See Note 13, License and Collaboration Agreements, in the Notes to Consolidated Financial Statements included in Item 15 in this Annual Report on Form 10-K for more information.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. We primarily use actual costs to determine the cost basis for our inventory. We periodically review our inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. The determination of whether inventory costs will be realizable requires estimates by management. We did not have any obsolete inventory as of December 31, 2021.

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

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, we included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold as of December 31, 2021.

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

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $39.4625 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we are required to increase the conversion rate for a holder who elects to convert its notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture. The Convertible Notes will also be subject to redemption at our option, on or after September 20, 2023, if certain conditions are met. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Effective January 1, 2021, we early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) which reduces complexity in applying GAAP to certain financial instruments with characteristics of liability and equity. The ASU removes the guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The ASU further revises the guidance to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, we must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. The impact of the adoption of the statement increased net debt outstanding and decreased net equity by $149.7 million as of January 1, 2021. Of the $149.7 million decrease to net equity, $16.0 million was recorded to retained earnings.

In January 2021, we entered into separate, privately negotiated exchange agreements with certain holders of the 2019 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock. The exchange transactions closed in January 2021. We also issued 69,491 shares for settlement of issuance costs paid to our financial advisor for services performed in connection with the exchanges.

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

In September 2021, the Convertible Notes were convertible at the option of the holders, and certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares. The shares were issued in October 2021.

As of the date of this Annual Report on Form 10-K, we hold the $327.2 million principal of exchanged notes and such notes have not been cancelled. Approximately $192.0 million is outstanding and held by third parties as of December 31, 2021.

Capped Call Transactions

On September 11, 2019, and May 6, 2020, concurrently with the pricing of the 2019 Convertible Notes and 2020 Convertible Notes, respectively, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to ASC 815-40 Derivatives and Hedging, we determined that the capped call transactions should be classified as equity instruments and the capped call premiums paid in the amount of $43.1 million was recorded as a reduction to additional paid-in capital as of December 31, 2020 for the Convertible Notes. See Note 8, Long-term Debt, included in Item 15 in this Annual Report on Form 10-K, for more information related to the capped call transactions.

Development Derivative Liability and Development Liability

Prior to obtaining Regulatory Approval, we presented the SFJ agreement as a derivative liability, which was recorded at fair value and remeasured each quarter with the change in fair value recognized in earnings.

The SFJ agreement was presented as a derivative liability on the consolidated balance sheet as of December 31, 2020. The liability was initially recorded at the value of the $60.0 million of aggregate cash received pursuant to the contractual terms, which was determined to have been fairly valued as a Level 3 derivative. During the years ended December 31, 2020 and 2019, we received an additional $20.0 million and $60.0 million, respectively, as we met certain milestones. The SFJ agreement was remeasured quarterly as a level 3 derivative, with the total change in fair value for the years ended December 31, 2020 and 2019 of $103.0 million and $14.8 million, respectively, recorded in loss from remeasurement of development derivative liability on the consolidated income statement.

The derivative was valued using a scenario-based discounted cash flow method, whereby each scenario made assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis was calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the level 3 fair value model included (i) the probability and timing of achieving stated development goals to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) our cost of borrowing (12.65%).

SFJ’s implied cost of borrowing was 8.0% and our implied cost of borrowing was 12.65% as of December 31, 2020. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

On May 14, 2021, we obtained regulatory approval of EMPAVELI in the United States from the FDA. On December 15, 2021, we obtained regulatory approval in the European Union from the EMA. Following the FDA and EMA approvals, we have a fixed payment schedule to pay SFJ the initial payment and subsequent annual payments as outlined in the SFJ agreement.

Prior to the EMA approval, the SFJ agreement was presented as a derivative liability on the consolidated balance sheet and, as such, was recorded at fair value and remeasured each quarter. The total change in fair value of $97.7 million and $103.0 million were recorded for the years ended December 31, 2021 and 2020, respectively, in loss from remeasurement of development derivative liability in the consolidated statements of operations and comprehensive loss. The remeasurement of the development derivative liability resulted in a remeasured fair value of $257.9 million as of December 31, 2020 on the consolidated balance sheet. At December 31, 2020, $4.2 million of the $257.9 million of the development derivative liability fair market value was included in current liabilities.

    Following the EMA approval, we are obligated to make payments following pre-determined fixed payment schedules as set forth in the SFJ agreement and SFJ amendment to pay SFJ the initial and subsequent annual payments totaling $456.0 million as of December 31, 2021 (excluding the $4.0 million initial payment for FDA approval made in June 2021) with the initial payment for EMA approval of $5.0 million due January 2022, which we paid in January 2022, and final annual payment due December 2027. As the variability of the future payments derived from the underlying contingency (i.e., EMA approval and FDA approval) no longer exist, we remeasured the development derivative liability on December 15, 2021 and reclassified it from development derivative liability to development liability, with subsequent accounting to follow an effective interest accretion schedule to the fixed payment amounts. For the year ended December 31, 2021, the loss from remeasurement of the development derivative liability was recorded through December 15, 2021, when it was determined that the SFJ agreement was no longer a derivative.

From December 15, 2021 and thereafter until the final annual payment is due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under ASC 835 over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the consolidated income statement.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
(in thousands)	2021	2020	$	%
Revenue:
Product Revenue, net	$15,147	$—	15,147	100%
Licensing and other revenue	51,416	250,646	(199,230)	(79)
Total revenue:	66,563	250,646	(184,083)	(73)
Operating expenses:
Cost of sales	200	—	200	100
Research and development	345,869	299,921	45,948	15
Cost of research collaboration	75,000	—	75,000	100
License expense	5,000	25,050	(20,050)	(80)
General and administrative	176,771	139,401	37,370	27
Total operating expenses	602,840	464,372	138,468	30
Net operating loss	(536,277)	(213,726)	(322,551)	151
Loss on conversion of debt	(100,589)	—	(100,589)	100
Loss from remeasurement of development derivative liability	(97,675)	(103,029)	5,354	(5)
Interest income	418	4,164	(3,746)	(90)
Interest expense	(13,241)	(29,937)	16,696	(56)
Other income/(expense), net	1,362	(501)	1,863	(372)
Net loss before taxes	(746,002)	(343,029)	(402,973)	117
Income tax expense	352	1,845	(1,493)	(81)
Net loss	$(746,354)	$(344,874)	$(401,480)	116

Product Revenue, Net

We recognized $15.1 million of net product revenue for the year ended December 31, 2021 from sales of EMPAVELI in the United States. EMPAVELI was approved by the FDA in May 2021, and therefore we did not have any net product revenue for the year ended December 31, 2020.

Licensing and Other Revenue

Licensing revenue decreased $199.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease is primarily due to the Collaboration and Licensing Agreement we entered with Sobi. Sobi paid us an upfront payment of $250.0 million in November 2020, which we recognized in licensing revenue in the consolidated statement of operations for the year ended December 31, 2020. During the year ended December 31, 2021, we recorded $50.0 million in licensing revenue related to the probable achievement of the development milestone for first regulatory and reimbursement approval in Europe. Licensing and other revenue also includes $1.4 million in revenue for product supplied to Sobi during the year ended December 31, 2021. During the year ended December 31, 2020, we entered into two different licensing and collaboration agreements with third parties to provide APL-9 for use in certain research projects which resulted in licensing revenue of $0.6 million.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2021 and 2020, together with the dollar increase or decrease and percentage change in those items:

(In thousands)	Year Ended December 31,		Change	Change
	2021	2020	$	%
Contract manufacturing	$68,242	$112,820	$(44,578)	(40%)
Clinical trial costs	121,685	102,243	19,442	19
Compensation and related personnel costs	107,679	76,318	31,361	41
Other development costs	51,625	30,092	21,533	72
Sobi development milestone	(32,026)	(42,975)	10,949	(25)
Research/innovation	18,269	16,382	1,887	12
Pre-clinical study expenses	10,021	4,407	5,614	127
Device development expenses	374	634	(260)	(41)
Research and development expense	345,869	299,921	45,948	15
Cost of research collaboration	75,000	—	75,000	100
License expense	5,000	25,050	(20,050)	(80)
Total research and development expenses including cost of research collaboration and license expense	$425,869	$324,971	$100,898	31

Research and development expenses increased by $100.9 million to $425.9 million for the year ended December 31, 2021 from $325.0 million for the year ended December 31, 2020, an increase of 31%. The increase in research and development expenses was primarily attributable to an increase of $75.0 million in cost of research collaboration attributable to the Beam arrangement, an increase of $31.4 million in compensation and related personnel costs primarily due to the hiring of additional personnel in 2021, an increase of $19.4 million in clinical trial costs associated with the continued enrollment and conduct of our clinical trials in several indications, a decrease of $10.9 million contra research and development expense related to the Sobi transaction, an increase of $1.9 million related to research and innovation costs, an increase of $21.5 million in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses, and an increase of $5.6 million in preclinical study expenses. These increases were partially offset by a decrease of $44.6 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity as well as the capitalization of inventory following FDA approval of EMPAVELI in May 2021, a decrease of $20.0 million for the licensee fee to Penn related to the Sobi transaction, and a decrease of $0.2 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $37.4 million to $176.8 million for the year ended December 31, 2021, from $139.4 million for the year ended December 31, 2020, an increase of 27%. The increase in general and administrative expenses was attributable to an increase in employee related costs of $26.3 million, an increase in professional and consulting fees and commercial preparation activities of $10.6 million, an increase in insurance costs of $0.1 million, an increase of $2.5 million in director stock option compensation, an increase of $0.8 million in travel, offset by $2.9 million decrease in office costs and other. The increased employee related costs of $26.3 million consisted of $15.8 million related to an increase in salaries and benefits primarily due to the hiring of additional personnel, $12.3 million related to stock expense associated with the grant of stock options and restricted stock units to employees, offset by a $1.8 million decrease in recruitment expense. The increased professional and consulting fees of $10.6 million primarily consisted of an increase in commercial related activity of $10.7 million and a decrease in general consulting fees of $0.1 million.

Loss on Conversion of Debt

In January 2021 and in July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the Convertible Notes. Under the terms of these exchange agreements, the holders exchanged in January 2021 and July 2021 approximately $126.1 million and $201.1 million, respectively, in aggregate principal amount of Convertible Notes held by them for an aggregate of 3,906,869 shares and 5,992,217 shares, respectively of common stock issued by us. In accordance with ASC 470-20, we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

For the January 2021 transaction, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the indenture of 25.3405 plus an additional 710,697 shares. Additionally, we issued 69,491 shares as settlement of debt issuance costs to our financial advisor in connection with the conversion transaction. We recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which we charged to interest expense and to equity.

For the July 2021 transaction, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, we issued 78,419 shares as settlement of debt issuance costs to our financial advisor in connection with the conversion transaction. Upon exchange of the 2019 and 2020 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which we charged to interest expense and to equity.

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Convertible Notes were convertible at the option of the holders until September 31, 2021. Certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal of Convertible Notes into an aggregate of 18,775 shares. The shares were issued in October 2021.

We recognized $100.6 million of loss on conversion of debt for the year ended December 31, 2021. As of December 31, 2021, we held in treasury Convertible Notes in principal amount of $327.2 million which notes had not been cancelled.

Loss from Remeasurement of Development Derivative Liability

On February 28, 2019, we entered into the SFJ agreement under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. The development derivative liability was initially recorded at the value of the $60.0 million aggregate cash received pursuant to the contact terms.

The SFJ agreement was amended on June 7, 2019 to provide for additional funding, and we received $20.0 million upon execution of the SFJ amendment in June 2019 and in each of September 2019 and January 2020, we achieved a $20.0 million development milestone under the terms of the agreement, resulting in receipt of an aggregate of $60.0 million of additional funding from SFJ.

We remeasured the fair value of the derivative liability as a level 3 derivative at the end of each quarter. The remeasurements resulted in a change in fair value which resulted in a loss of $97.7 million and $103.0 million recorded in the consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively. Prior to the EMA approval of systemic pegcetacoplan on December 15, 2021, the SFJ agreement was presented as a derivative liability on the consolidated balance sheet and, as such, is recorded at fair value and remeasured each quarter. Following the EMA approval obtained on December 15, 2021, we are obligated to make annual payments to SFJ following pre-determined, fixed payment schedules as set forth in the SFJ agreement and SFJ amendment. We made a $4.0 million initial payment to SFJ in June 2021 following FDA approval of systemic pegcetacoplan, and the remaining annual payments due to SFJ totaled $456.0 million as of December 31, 2021, with the initial payment following EMA approval of $5.0 million due in January 2022, which we paid in January 2022, with the final payment due in 2027. As the variability of the future payments derived from the underlying contingency (i.e., EMA approval and FDA approval) no longer exist, we remeasured the development derivative liability on December 15, 2021 and reclassified it from development derivative liability to development liability, with subsequent accounting to follow an effective interest accretion schedule to the fixed payment amounts.

  Interest Expense

Interest expense was $13.2 million for the year ended December 31, 2021, a decrease of $16.7 million, compared to $29.9 million for the year ended December 31, 2020. The decrease in interest was primarily due to the decrease in the Convertible Notes outstanding and held by third parties as a result of the exchange transactions as well as the adoption of ASU 2020-06, which reduced the amount of non-cash interest recognized on the debt discount.

Interest Income

Interest income was $0.4 million for the year ended December 31, 2021, a decrease of $3.8 million, compared to $4.2 million for the year ended December 31, 2020. The decrease in interest income was primarily attributable to a decline in investment yields and interest rates.

Other Income, Net

Other Income/(expense) increased $1.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Income Tax Expense

Income tax expense decreased $1.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily related to foreign income tax expense.

Comparison of the Years Ended December 31, 2020 and 2019

A discussion of changes in our results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.2 billion in net proceeds from public offerings of our common stock, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million upfront payment and a total of $25.0 million of development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged an aggregate of $327.2 million of aggregate principal amount of Convertible Notes for shares of our common stock in January 2021 and July 2021.

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

On July 23, 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately

$201.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock. These exchange transactions closed in July 2021.

On November 18, 2021, we issued and sold 10,062,500 shares of our common stock in a follow-on offering at a public offering price of $40.00, including 1,312,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $380.4 million after deducting underwriting discounts and commissions of $22.1 million and offering costs of $0.6 million.

In addition to our existing cash, cash equivalents and marketable securities, we anticipate cash to be generated from sales of EMPAVELI and the first regulatory milestone payment and committed development reimbursement payments from Sobi. Our ability to earn these milestone payments and the timing of earning these payments is dependent upon the outcome of our research and development and commercialization activities and is uncertain at this time.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020:

(in thousands)	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(563,126)	$(160,488)
Net cash provided (used in) investing activities	247,616	(316,989)
Net cash provided by financing activities	392,236	692,178
Effect of exchange rate changes on cash and cash equivalents	(2,016)	359
Net increase (decrease) in cash and cash equivalents	$74,710	$215,060

Net Cash Used in Operating Activities

Net cash used in operating activities was $563.1 million for the year ended December 31, 2021 and consisted primarily of a net loss of $746.4 million adjusted for $276.7 million of non-cash items, including a loss on early exchange of debt of $100.6 million, loss from remeasurement of development derivative liability of $97.7 million and share-based compensation expense of $70.7 million, a net increase in operating assets of $93.6 million, a decrease in accounts payable and accrued expenses of $0.1 million.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $247.6 million due primarily to the purchase of marketable securities.

Net cash used in investing activities during the year ended December 31, 2020 was $317.0 million primarily to the purchase of marketable securities with proceeds from the follow-on common stock offering in January 2020, the issuance of the 2020 Convertible Notes in May 2020 and the $250.0 million from the Sobi agreement offset by the maturities of some of these investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $392.2 million during the year ended December 31, 2021 and consisted primarily of proceeds from the follow-on common stock offering in November 2021 of $380.4 million, the receipt of $17.7 million upon the exercise of stock options and the employee share purchase plan, partially offset by $4.0 million for the payment of the development derivative liability as well as $1.8 million for the payment of employee tax withholding related to equity-based compensation.

Net cash provided by financing activities was $692.2 million during the year ended December 31, 2020 and consisted primarily of proceeds from follow-on common stock offering in January 2020 of $381.4 million, the proceeds from the issuance of the 2020

Convertible Notes in May 2020 of $322.9 million, the receipt of $20.0 million from the SFJ agreement and $11.0 million upon the exercise of stock options and the employee share purchase plan, offset by the $43.1 million used to purchase the capped call.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of EMPAVELI and pre-commercialization activities related to pegcetacoplan for GA. In addition, we expect our expenses to increase as we continue the research and development of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2021, along with cash anticipated to be generated from sales of EMPAVELI and the first regulatory milestone payment and committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA. We will incur substantial additional commercialization expenses for intravitreal pegcetacoplan if we obtain marketing approval for GA. We are also devoting additional resources to the development of our other product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI, the development of intravitreal pegcetacoplan and other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

•

the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for systemic pegcetacoplan, intravitreal pegcetacoplan and our other product candidates;

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2021:

	Payments Due by Period
(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
SFJ agreement	$456,000	$34,500	$154,250	$212,000	$55,250
Convertible notes (1)	223,620	6,719	13,439	203,462	—
Non-cancellable purchase commitments (2)	105,473	53,834	51,639	—	—
Operating leases (3)	25,309	5,560	10,487	8,706	556
Total	$810,402	$100,613	$229,815	$424,168	$55,806

(1)

Amounts include interest on long-term debt obligations under the debt outstanding as of December 31, 2021, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity. In January 2021 and July 2021, we entered into agreements to exchange $126.1 million and $201.1 million, respectively, of our Convertible Notes for shares of common stock.

(2)	Equals the non-cancellable purchase commitments signed as of December 31, 2021.
(3)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

On February 28, 2019, we entered into the SFJ agreement. Under the SFJ agreement, following regulatory approval by the FDA in May 2021 and the EMA in December 2021 for the use of systemic pegcetacoplan as a treatment for PNH, we will make annual payments to SFJ following pre-determined, fixed payment schedules as set forth in the SFJ agreement and SFJ amendment. We made a $4.0 million initial payment to SFJ in June 2021 for FDA approval, and the remaining annual payments due to SFJ totaled $456 million as of December 31, 2021, with the first payment of $5.0 million due in January 2022, which we paid in January 2022, with the final payment due in 2027.

We have entered into contracts to conduct research and development activities with third parties which commit us to pay future milestone payments or to pay royalty fees if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If we were to cancel these contracts, we would be required only to pay for activities incurred through termination date. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We are party to two license agreements with Penn under which we license specified intellectual property from Penn. The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering pegcetacoplan. Each license agreement requires us to pay ongoing annual maintenance payments of $100,000 per year until the first commercial sale of a licensed product. With respect to the license for the nonophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $1.7 million based on achieving specified development and regulatory approval milestones, and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products. With respect to the license for the ophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory milestones, and up to $5.0 million based on achieving specified annual sales milestones. The license agreements also require that we pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. We accrued $0.3 million for royalty obligations to Penn in 2021. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees. In January 2021, we paid Penn $25.0 million as a sublicensee fee, in August 2021 we made payments of $1,025,000, net of a credit for the annual license maintenance payment for the achievement of milestones, and as of December 31, 2021 we accrued $5.0 million as a sublicense fee under these agreements relating to the Sobi agreement. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since either the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, or the noncancelable minimum purchase commitments under such contracts have already been satisfied, and therefore we believe that our non-cancelable obligations under these agreements are not material. Under these agreements, as of December 31, 2021, we are obligated to pay up to $2.3 million to these vendors.

We have certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem, agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2021, we are obligated to pay up to an aggregate of $102.5 million to these vendors. In addition, we have other non-cancelable purchase agreements as of December 31, 2021, where we are obligated to pay up to an aggregate of $3.0 million to these vendors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $700.6 million, consisting primarily of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for convertible debt in fiscal year 2021 due to the adoption of ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20).

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

Development Liability — Refer to Notes 6 and 12 to the financial statements.

Critical Audit Matter Description

On February 28, 2019, the Company entered into a development funding agreement with SFJ Pharmaceuticals Group (“SFJ”) under which SFJ agreed to provide funding to the Company to support the development of one the Company’s clinical trials (“SFJ Agreement”). The SFJ Agreement was presented as a derivative liability whose fair value was based on unobservable inputs. The liability was initially recorded at the value of the aggregate cash received pursuant to the contractual terms and is subsequently remeasured at each quarter with the change in fair value recorded in loss from remeasurement of development derivative liability on the income statement.  Subsequent to regulatory approval on December 15, 2021, the development derivative liability was remeasured and then reclassed from a derivative to a development liability which will be accreted from the initial carrying value to the total payment amount using the effective interest rate method.

We identified the valuation of the development liability at December 15, 2021 as a critical audit matter.  The development liability was valued using a discounted cash flow method whereby the cash flows are present valued using a risk-adjusted discount rate. This model includes inputs that are indexed to comparable market data. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the development liability model and the cost of borrowing used by management to estimate the fair value of the development derivative liability included the following, among others:

•	We tested the effectiveness of controls over management’s valuation of the development derivative liability such as those related to the review of the discount rate.
•

With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology including the discount rate used by testing the source information and the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2022

We have served as the Company’s auditor since 2019.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$640,192	$565,779
Marketable securities	60,358	311,869
Accounts receivable	10,103	—
Inventory	16,286	—
Prepaid assets	24,868	11,400
Restricted cash	1,563	1,266
Other current assets	70,677	26,878
Total current assets	824,047	917,192
Non-current assets:
Right-of-use assets	19,901	17,719
Property and equipment, net	6,177	6,803
Other assets	31,640	18,855
Total assets	$881,765	$960,569
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,909	$8,477
Accrued expenses	103,239	111,935
Current portion of development liability	7,584	—
Current portion of development derivative liability	—	4,230
Current portion of right-of-use liabilities	4,115	3,685
Total current liabilities	131,847	128,327
Long-term liabilities:
Long-term development liability	345,151	—
Convertible senior notes	189,024	358,830
Development derivative liability	—	253,638
Right-of-use liabilities	17,081	15,217
Total liabilities	683,103	756,012
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2021 and 2020; 97,524 and 76,130 shares issued and outstanding at December 31, 2021 and 2020, respectively	10	8
Additional paid-in capital	1,857,430	1,131,013
Accumulated other comprehensive loss	(2,090)	(117)
Accumulated deficit	(1,656,688)	(926,347)
Total stockholders’ equity	198,662	204,557
Total liabilities and stockholders’ equity	$881,765	$960,569

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product Revenue, net	$15,147	$—	$—
Licensing and other revenue	51,416	250,646	—
Total revenue:	66,563	250,646	—
Operating expenses:
Cost of sales	200	—	—
Research and development	345,869	299,921	220,969
Cost of research collaboration	75,000
License expense	5,000	25,050	—
General and administrative	176,771	139,401	67,046
Operating expenses:	602,840	464,372	288,015
Net operating loss	(536,277)	(213,726)	(288,015)
Loss on extinguishment of debt	—	—	(1,501)
Loss on conversion of debt	(100,589)	—	—
Loss from remeasurement of development derivative liability	(97,675)	(103,029)	(14,839)
Interest income	418	4,164	5,108
Interest expense	(13,241)	(29,937)	(5,285)
Other income/(expense), net	1,362	(501)	(175)
Net loss before taxes	(746,002)	(343,029)	(304,707)
Income tax expense	352	1,845	-
Net loss	$(746,354)	$(344,874)	$(304,707)
Other comprehensive income/(loss):
Unrealized gain/(loss) on marketable securities	9	(8)	—
Foreign currency gain/(loss)	(1,982)	45	(31)
Total other comprehensive (loss)/income	(1,973)	37	(31)
Comprehensive loss, net of tax	$(748,327)	$(344,837)	$(304,738)
Net loss per common share, basic and diluted	$(8.84)	$(4.59)	$(4.90)
Weighted-average number of common shares used in net loss per common share, basic and diluted	84,421	75,163	62,229

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2019	56,279	$6	$437,856	$(123)	$(276,766)	$160,973
Issuance of common stock in follow-on offering, net of offering costs	6,900	—	109,581	—	—	109,581
Issuance of common stock upon exercise of stock options or warrants	759	—	3,129	—	—	3,129
Recognition of equity component of convertible notes	—	—	72,520	—	—	72,520
Purchase of capped call transactions and associated costs	—	—	(28,380)	—	—	(28,380)
Share-based compensation expense	—	—	21,144	—	—	21,144
Net loss	—	—	—	—	(304,707)	(304,707)
Foreign currency gain/(loss)	—	—	—	(31)	—	(31)
Balance at December 31, 2019	63,938	6	615,850	(154)	(581,473)	34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,422	—	—	381,423
Issuance of common stock upon exercise of stock options or warrants	1,208	1	9,417	—	—	9,418
Recognition of equity component of convertible notes	—	—	120,485	—	—	120,485
Purchase of capped call transactions and associated costs	—	—	(43,112)	—	—	(43,112)
Share-based compensation expense	—	—	45,376	—	—	45,376
Issuance of common stock to employee stock purchase plan	59	—	1,575	—	—	1,575
Unrealized loss on available-for-sale investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(344,874)	(344,874)
Foreign currency gain/(loss)	—	—	—	45	—	45
Balance at December 31, 2020	76,130	8	1,131,013	(117)	(926,347)	204,557
Adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of common stock in follow-on offering, net of offering costs	10,063	1	380,361	—	—	380,362
Issuance of common stock upon exercise of stock options	1,063	—	14,691	—	—	14,691
Issuance of shares in exchange of 2019 and 2020 Convertible Notes, including issuance cost	10,065	1	421,092	—	—	421,093
Forfeiture of accrued interest in exchange of 2019 and 2020 Convertible Notes	—	—	4,171	—	—	4,171
Vesting of restricted stock units, net of shares withheld for taxes	91	—	(1,788)	—	—	(1,788)
Share-based compensation expense	—	—	70,667	—	—	70,667
Issuance of common stock to employee stock purchase plan	112	—	2,970	—	—	2,970
Unrealized gain on available-for-sale investments	—	—	—	9	—	9
Net loss	—	—	—	—	(746,354)	(746,354)
Foreign currency gain/(loss)	—	—	—	(1,982)	—	(1,982)
Balance at December 31, 2021	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(746,354)	$(344,874)	$(304,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	70,667	45,376	21,144
Loss on conversion of debt	100,589	—
Loss on early extinguishment of debt	—	—	1,501
Loss from remeasurement of development derivative liability	97,675	103,029	14,839
Forfeiture of accrued interest in exchange of convertible notes	4,171	—	—
Depreciation expense	1,379	637	240
Amortization of debt discounts	—	—	52
Amortization of right of use assets	113	222	356
Amortization of term loan facility discounts	—	—	104
Amortization of discounts for convertible notes, net of financing costs	964	15,536	2,186
Accretion of discount to development liability	1,192	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,103)	—	—
Inventory	(16,317)	—	—
Prepaid assets	(13,487)	8,738	4,531
Other current assets	(40,928)	(26,284)	287
Other assets	(12,782)	(17,860)	(323)
Accounts payable	10,487	(54)	(1,641)
Accrued expenses	(10,392)	55,046	50,454
Other liabilities	—	—	(158)
Net cash used in operating activities	(563,126)	(160,488)	(211,135)
Investing Activities
Purchase of property and equipment	(1,103)	(5,422)	(1,693)
Purchase of available-for-sale securities	(171,281)	(879,067)	—
Proceeds from maturity of available-for-sale securities	420,000	567,500	—
Net cash used in investing activities	247,616	(316,989)	(1,693)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	380,363	381,423	109,581
(Payments for)/Proceeds from development derivative liability	(4,000)	20,000	120,000
Payments for capped call transactions and associated costs	—	(43,112)	(28,380)
Proceeds from issuance of convertible notes, net of issuance costs	—	322,874	212,912
Proceeds from exercise of stock options and warrants	14,691	9,418	3,129
Proceeds from issuance of common stock under employee share purchase plan	2,970	1,575	—
Payments of employee tax withholding related to equity-based compensation	(1,788)	—	—
Repayment of promissory note	—	—	(7,000)
Repayment of term loan facility	—	—	(21,701)
Net cash provided by financing activities	392,236	692,178	388,541
Effect of exchange rate changes on cash and cash equivalents	(2,016)	359	4
Net increase in cash and cash equivalents	74,710	215,060	175,717
Cash, cash equivalents and restricted cash at beginning of period	567,045	351,985	176,268
Cash, cash equivalents and restricted cash at end of period	$641,755	$567,045	$351,985

                              See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Cont’d)

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$640,192	$565,779	$351,985
Restricted cash	1,563	1,266	—
Total cash, cash equivalents, and restricted cash	$641,755	$567,045	$351,985
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,265	$12,929	$987
Equity component of convertible notes	$—	$120,485	$72,520
Convertible Notes exchanged for common stock	$328,017	$—	$—

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Organization and Operations

Apellis Pharmaceuticals, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade.

The Company was incorporated in September 2009 under the laws of the State of Delaware. The Company’s principal executive offices are located in Waltham, Massachusetts.

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, and commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemogobinuria, or PNH.

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

Adoption of ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20)

Effective January 1, 2021, the Company early adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) which reduces complexity in applying GAAP to certain financial instruments with characteristics of liability and equity. The ASU removes the guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The ASU further revises the guidance to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted earnings per share when an instrument may be settled in cash or shares. The impact of the adoption of the statement increased net debt outstanding and decreased net equity by $149.7 million as of January 1, 2021. Of the $149.7 million decrease to net equity, $16.0 million was recorded to retained earnings. See Note 8, Long Term Debt for additional information.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ Pharmaceuticals. See note 13, License and Collaboration Agreements, for further discussion related to the Sobi collaboration agreement.

Convertible Notes Exchange

On January 6, 2021, the Company entered into separate, privately negotiated exchange agreements with certain holders of its convertible notes issued in September 2019 (the “2019 Convertible Notes”).  Under the terms of these exchange agreements, the holders exchanged approximately $126.1 million in aggregate principal amount of 2019 Convertible Notes held by them for an aggregate of 3,906,869 shares of common stock. The Company also issued 69,491 shares for settlement of issuance costs paid to the Company’s advisor. The Company recognized a total loss on conversion of debt in consolidated statement of operations of $39.5 million.

In July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes and the 2020 Convertible Notes issued in May 2020 (the “2020 Convertible Notes”, and together with the 2019 Convertible Notes, the “Convertible Notes”). Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 5,992,217 shares of common stock issued by the Company. The Company also has agreed to issue 78,419 shares for settlement of issuance costs paid to the Company’s advisor. The Company recognized a total loss on conversion of $61.1 million during the year ended December 31, 2021.

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Convertible Notes were convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. From July 1, 2021, we had received conversion requests for the Convertible Notes for the conversion of approximately $0.7 million in aggregate principal amount of Convertible Notes. We issued an aggregate of 18,775 shares of common stock to settle these conversions requests in October 2021.

As of December 31, 2021, the Company held in treasury Convertible Notes in the principal amount of $327.2 million which notes have not been cancelled. See Note 8, Long Term Debt for additional information.

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

Follow-on Public Offerings

On November 18, 2021, the Company issued and sold 10,062,500 shares of its common stock at a price per share to the public of $40.00 in a follow-on public offering including an additional 1,312,500 shares of its common stock that were sold at the follow-on public offering price of $40.00 per share pursuant to the underwriters’ agreement in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of approximately $380.4 million after deducting underwriting discounts and commissions of approximately $22.1 million and offering costs of $0.6 million for these transactions.

On January 13, 2020, the Company issued and sold 10,925,000 shares of its common stock at a price per share to the public of $37.00 in a follow-on public offering including an additional 1,425,000 shares of its common stock that were sold at the follow-on public offering price of $37.00 per share pursuant to the underwriters’ agreement in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of approximately $381.4 million after deducting underwriting discounts and commissions of approximately $22.2 million and offering costs of $0.5 million for these transactions.

  Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2022, the date of issuance of these consolidated financial statements, the Company believes that its cash and cash equivalents and marketable securities as of December 31, 2021 of $700.6 million, will be sufficient to fund its operations and capital expenditures for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company’s future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

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

Revenue Recognition

The Company’s revenues consist of product sales of EMPAVELI and revenue derived from its collaboration arrangement with Sobi. See Note 13, License and Collaboration Agreements for further discussion related to the Sobi Collaboration and License Agreement.

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

Product Revenue

In 2021, the Company’s revenue from net product sales was generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. The Company sells EMPAVELI principally through arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs and SDs. The Company provides limited right of return to the customers in cases of shipment errors or expiring or defective products. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

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

Chargebacks: Chargebacks are discounts and fees related to contracts with various third-party payers including pharmacy benefit managers, private healthcare insurers and government healthcare programs that purchase from SDs at a discounted price. SDs charge back to the Company the difference between the price initially paid by SDs and the discounted price paid to SDs by these entities. The Company issues credit notes for the chargeback which are applied to future sales.

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

Pursuant to ASC 606, for arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, the Company performs the five-step process discussed above to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations.

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

See Note 13, License and Collaboration Agreements, for further discussion related to the Sobi collaboration agreement.

Offering Costs

Offering costs represent underwriting, legal, accounting and other direct costs related to the Company’s follow-on offerings and filing of a registration statement on Form S-3 in 2019, and to the Company’s offering of Convertible Notes in 2020 and 2019. Costs were deferred until completion of the follow-on offerings and offering of Convertible Notes, at which time they were reclassified to additional paid-in capital as a reduction of the proceeds.

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

The Company’s financial instruments, in addition to those presented in Note 8, Long-term Debt, Note 10, Marketable Securities, and Note 12, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. Management believes that the carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates the fair value. See Note 12, Fair Value Measurements, for additional information.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. The Company recognizes revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write offs of its accounts receivable, and its payment terms are generally 30-65 days. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2021, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. The Company primarily uses actual costs to determine the cost basis for its inventory. The Company periodically reviews its inventories to identify obsolete, slow moving, excess or otherwise unsaleable items. The determination of whether inventory costs will be realizable requires estimates by management. The Company does not have any obsolete inventory as of December 31, 2021.

Prior to regulatory approval of its product candidates, the Company expensed costs associated with the manufacturing of its product candidates to research and development expense unless the Company was reasonably certain such costs have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of our product candidates is probable, and the Company also expects future economic benefit from the sales of the product candidates to be realized, the Company will then capitalize the costs of production as inventory.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were expensed, totaling approximately $60.4 million in a prior period and are, therefore, excluded from the cost of goods sold for the year ended December 31, 2021.

Development Derivative Liability and Development Liability

Prior to obtaining Regulatory Approval, the development derivative liability was recorded at fair value using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The liability was remeasured quarterly with any change in fair value recorded in loss from remeasurement of development derivative liability on the consolidated statements of operations and comprehensive loss.

Following the EMA approval obtained on December 15, 2021, the Company will make annual payments to SFJ following pre-determined, fixed payment schedules as set forth in the SFJ agreement and SFJ amendment. The Company made a $4.0 million initial payment to SFJ in June 2021 for FDA approval, and, as of December 31,2021, the remaining annual payments due to SFJ totaled $456.0 million, with the first payment of $5.0 million due in January 2022 and the final payment due in 2027. As the variability of the future payments derived from the underlying contingency (i.e., EMA approval and FDA approval) no longer exist, the Company remeasured the development derivative liability on December 15, 2021 and reclassified it from development derivative liability to development liability, with subsequent accounting to follow an effective interest accretion schedule to the fixed payment amounts.

From December 15, 2021 and thereafter until the final annual payment due December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under ASC 835 over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the consolidated income statement.

Foreign Currency

The financial position and results of operations of the Company's Australian, Irish and German subsidiaries are measured using the foreign subsidiary’s local currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the respective periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity. The financial position and results of operations of the Company’s Swiss subsidiary are measured and reported in U.S. dollars and transactions are translated to U.S. dollars at the end of the period.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions.

Concentrations of Credit Risk

Cash and cash equivalents are the only financial instruments that potentially subject the Company to concentrations of credit risk. Cash and cash equivalents are held at financial institutions in the United States, Netherlands, Switzerland, Australia, Ireland and Germany. The Company is exposed to credit risk in the event of default by the financial institution to the extent that cash and cash equivalent balances recorded in the balance sheets are in excess of the amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

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

Comprehensive Loss

The Company’s components of comprehensive loss other than its net loss, are foreign currency gains/losses recorded from the remeasurement of the long-term intra-entity loan transaction to the Company’s wholly owned subsidiaries, foreign currency gain/loss from the translation of the Company’s wholly owned subsidiaries into U.S. dollars, and unrealized gains and losses on marketable securities.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves, as of December 31, 2021 consist of $15.1 million of sales of EMPAVELI to SPs and SDs. The Company did not have product revenue in 2020.

The Company’s accounts receivable balance of $10.1 million as of December 31, 2021 consists of EMPAVELI product sales receivable, net of discounts and allowances of $0.2 million. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaling $1.0 million are included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2021. The Company did not have accounts receivable or product reserve balances as of December 31, 2020.

4. Inventory

The Company’s inventory of EMPAVELI as of December 31, 2021 consisted of $0.5 million of finished goods, $10.1 million of semi-finished goods and $5.7 million of raw material. The Company did not have inventory as of December 31, 2020.

5. Common Stock

The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31,
	2021	2020	2019
Shares reserved under 2017 Equity Incentive Plan	11,014	8,613	6,319
Shares reserved under 2017 Employee Stock Purchase Plan	801	913	972
Total	11,815	9,526	7,291

6. Development Derivative Liability and Development Liability

On February 28, 2019, the Company entered into the SFJ agreement under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations.

On June 7, 2019, the Company and SFJ amended the development funding agreement, (the “SFJ amendment”). Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of systemic pegcetacoplan for the treatment of patients with PNH.

As of January 29, 2020, the Company had received a total of $140.0 million from SFJ as the Company met milestones as identified in the agreement. The Company did not receive any additional funds from SFJ after January 29, 2020 and in the years ended December 31, 2021 and December 31, 2020.

Under the SFJ agreement, following regulatory approval by the FDA for the use of systemic pegcetacoplan as a treatment for PNH, the Company will be obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained the FDA approval on May 14, 2021 and paid to SFJ the initial payment of $4.0 million on June 17, 2021. The subsequent annual payments are due and payable in May each year from 2022 to 2027.

Under the SFJ agreement if regulatory approval is granted by the EMA for the use of systemic pegcetacoplan as a treatment for PNH, the Company will be obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained the EMA approval on December 15, 2021. The initial payment of $5.0 million was paid in January 2022, and subsequent annual payments are due and payable in December each year from 2022 through 2027.

Additionally, the Company granted a security interest to SFJ in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

Prior to the EMA approval on December 15, 2021, the SFJ Agreement is presented as a derivative liability on the consolidated balance sheet and, as such, is recorded at fair value and remeasured each quarter. The total changes in fair value of $97.7 million and $103.0 million were recorded for the years ended December 31, 2021 and 2020, respectively, in loss from remeasurement of development derivative liability in the consolidated income statement. The remeasurement of the development derivative liability resulted in a remeasured fair value of $257.9 million as of December 31, 2020 on the consolidated balance sheet. At December 31, 2020, $4.2 million of the $257.9 million of the development derivative liability fair market value was included in current liabilities.

The following table presents a rollforward of the liability (in thousands):

	For the Year Ended December 31,
	2021	2020
Balance at fair market value, January 1,	$257,868	$134,839
Amounts received under the SFJ agreement and SFJ amendment	—	20,000
Amounts repaid under the SFJ Agreement and SFJ Amendment	(4,000)	—
Loss recorded in loss from remeasurement of development derivative liability	97,675	103,029
Reclassification to development liability on December 15	(351,543)	—
Balance at fair market value, December 31	$—	$257,868

The derivative fair value is a Level 3 fair value measurement and is valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the Level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving EMA approval, (iii) SFJ’s cost of borrowing, and (iv) the Company’s cost of borrowing.

SFJ’s implied cost of borrowing was 8.0% as of December 31, 2020 and December 15, 2021 and the Company’s implied cost of borrowing was 12.65% as of December 31, 2020 and 7.91% as of December 15, 2021. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

Following the EMA approval obtained on December 15, 2021, the Company will make annual payments to SFJ following pre-determined, fixed payment schedules as set forth in the SFJ agreement and SFJ amendment. The Company made a $4.0 million initial payment to SFJ in June 2021 for FDA approval, and the remaining annual payments due to SFJ total $456.0 million, with the first payment of $5.0 million due in January 2022 and the final payment due in 2027. As the variability of the future payments derived from the underlying contingency (i.e., EMA approval and FDA approval) no longer exist, the Company remeasured the development derivative liability on December 15, 2021 and reclassified it from development derivative liability to development liability, with subsequent accounting to follow an effective interest accretion schedule to the fixed payment amounts.

From December 15, 2021 and thereafter until the final annual payment due December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under ASC 835 over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the consolidated income statement.

The following table summarizes the development liability (in thousands):

	As of December 31,2021	Effective Interest Rate
Development liability	$456,000	7.91%
Less: Unamortized discount to development liability	(103,265)
Less: Current portion of development liability, net of discount	(7,584)
Total long term development liability	345,151

For the period from December 15, 2021 through December 31, 2021, $1.2 million of interest expense was recorded for the accretion of the development liability.

7. Accrued Expenses and Prepaid Assets

Accrued expenses are as follow (in thousands):

	December 31,
	2021	2020
Accrued research and development	$35,217	$47,879
Accrued cost of research collaboration	25,000	—
Accrued license fee	5,000	25,050
Accrued payroll liabilities	25,212	22,896
Other	12,810	16,110
Total	$103,239	$111,935

Prepaid assets include $12.0 million and $8.0 million of prepaid research and development costs as of December 31, 2021 and 2020, respectively.

8. Long-term Debt

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

•

during the five-business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

In January 2021 and in July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, in January 2021 and July 2021, the holders exchanged approximately $126.1 million of 2019 Convertible Notes and $201.1 million of Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares and 5,992,217 shares, respectively, of common stock issued by the Company. In accordance with ASC topic 470- 20, “Debt,– Debt with Conversion and Other Options,” (“ASC 470-20”) the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Notes were convertible at the option of the holders. Certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares.  The shares were issued in October 2021.

The Company recognized a total loss on the conversion of debt of $100.6  million in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021. As of December 31, 2021, the Company held in treasury Convertible Notes in principal amount of $327.2  million which notes had not been cancelled.

Interest expense for the Convertible Notes was $12.0 million and $29.9 million for the years ended December 31, 2021 and 2020, respectively.  For the year ended December 31, 2021, interest expense included accrued semi-annual coupon payable of $11.1 million and amortization of debt issuance costs of $0.9 million. For the year ended December 31, 2020, interest expense included amortization of the discount on the Convertible Notes of $15.0 million, accrued semi-annual coupon payable of $14.4 million and amortization of debt issuance costs of $0.5 million. As of December 31, 2021 and 2020, $3.0 million and $7.8 million, respectively of debt issuance costs was recorded on the consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate balance of the Convertible Notes, net of unamortized debt issuance costs, as of December 31, 2021 and 2020 was $189.0 million and $358.8 million, respectively.

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

Pursuant to ASC 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital at December 31, 2021 for the 2019 and 2020 Convertible Notes, respectively

9. Leases

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

As of December 31, 2021 and 2020, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Operating lease assets	$19,901	$17,719
Operating lease liabilities	$21,196	$18,902
Weighted average remaining term in years	4.66	4.66
Weighted average discount rate used to measure outstanding lease liabilities	7.71%	7.74%

For the years ended December 31, 2021, 2020, and 2019, the total lease cost for operating lease expense was approximately $5.6 million, $4.4 million, and $2.4 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Operating cash flows from operating leases	$5,989	$4,732	$2,013
Operating lease assets obtained in exchange for lease obligations	$5,675	$7,237	$10,201

The maturity of the Company’s operating lease liabilities as of December 31, 2021 are as follows (in thousands):

2022	$5,560
2023	5,625
2024	4,862
2025	4,423
2026 and thereafter	4,839
Total future minimum lease payments	25,309
Less imputed interest	(4,113)
Total operating lease liabilities	$21,196

10. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of December 31, 2021 were as follows (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$60,357	$3	$(2)	$60,358

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$311,877	$11	$(19)	$311,869

All available-for-sale securities mature in one year or less.

11. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the years ended December 31, 2021 and 2020 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	9	(1,982)	(1,973)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$—	$(154)	$(154)
Net other comprehensive income (loss)	(8)	45	37
Balances, December 31, 2020	$(8)	$(109)	$(117)

12. Fair Value Measurements

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not re-measured on a recurring basis (in thousands):

		December 31, 2021
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$598,833	$—	$—	$598,833
Total Financial Assets		$598,833	$—	$—	$598,833

		December 31, 2020
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$427,515	$—	$—	$427,515
	Bank certificates of deposit	43,577	—	—	43,577
Total Financial Assets		$471,092	$—	$—	$471,092

The Company’s Convertible Notes are Level 1 category within the fair value level hierarchy at December 31, 2021 due to the adoption of ASU 2020- 06. The fair value of the Convertible Notes was $290.7 million at December 31, 2021. At December 31, 2020, the Company’s Convertible Notes were Level 2 category within the fair value level hierarchy. At December 31, 2020, the fair value of debt was determined using broker quotes in a non-active market for valuation. As of December 31, 2020, the fair value of the debt component of the Company's Convertible Notes was $676.2 million. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets at December 31, 2021 and 2020.

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		December 31, 2021
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	60,358	—	—	60,358
Total Financial Assets		$60,358	$—	$—	$60,358

		December 31, 2020
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	US government obligations	$89,990	$—	$—	$89,990
Marketable securities:	US government obligations	311,869	—	—	311,869
Total Financial Assets		$401,859	$—	$—	$401,859

Financial Liabilities:
Development derivative liability	Development derivative liability	$—	$—	$257,868	$257,868
Total Financial Liabilities		$—	$—	$257,868	$257,868

Prior to Regulatory Approval obtained on December 15, 2021, the fair value of the SFJ agreement was presented as a development derivative liability based on Level 3 inputs. The Company remeasured the development derivative liability on December 15, 2021 and reclassified it from development derivative liability to development liability. The derivative was valued using a scenario-based discounted cash flow method, whereby each scenario makes assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the Level 3 fair value model include (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving EMA approval, (iii) SFJ’s cost of borrowing, and (iv) the Company’s cost of borrowing.

SFJ’s implied cost of borrowing was 8.0% as of December 15, 2021 and December 31, 2020, and the Company’s implied cost of borrowing was 7.91% as of December 15, 2021 and 12.65% as of December 31, 2020. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms.

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

Under the Sobi collaboration agreement, for the year ended December 31, 2021, we recognized licensing revenue of $50.0 million in licensing revenue related to the probable achievement of the development milestone for first regulatory and reimbursement approval in Europe. For the year ended December 31, 2021, we recognized in the consolidated statement of operations $32.0 million of contra research and development expense relative to the amount expected to be reimbursed under the $80.0 million for research and development incurred expenses. As of December 31, 2021, we have a receivable of $100.0 million, with $70.0 million in current and $30.0 million in long term assets, respectively, on the consolidated balance sheet. If the milestone we consider probable of achievement is not achieved, we will recognize a reversal of $50.0 million in license revenue.

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

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees. In January 2021, the Company paid $25.0 million for sublicense fee owed to Penn related to the Sobi Agreement and another licensing transaction. As of December 31, 2020 the $25.0 million was recognized in accrued expenses on the consolidated balance sheet and recognized in license fees on the consolidated income statement. In August 2021 the Company paid $1.0 million to Penn upon the achievement of a development milestone. Additionally, in December 2021, the Company recorded $5.0 million based on the probable achievement of a development milestone.

Beam Research Collaboration

In June 2021, the Company entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. The Company and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the collaboration agreement, Apellis is responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the collaboration agreement, Beam is prohibited from developing on its own or with a third party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. The Company will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with the Company with respect to any one program licensed under the collaboration and upon such election any license agreement in place at that time, would be terminated.

As part of the collaboration, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. The Company is to pay an additional $25.0 million payment on the first anniversary of the agreement on June 30, 2022. The Company and Beam will each be responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

The Company recorded the $50.0 million up-front, non-refundable payment to Beam, recorded as a cost of research collaboration in research and development expenses as of December 31, 2021. In addition, for the year ended December 31, 2021, the Company recorded the $25.0 million anniversary payment as a cost of research collaboration in research and development expenses which was considered probable of achievement.

14. 401(k) Profit Sharing Plan and Trust

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2021, 2020 and 2019, the Company recorded $3.1 million, $2.1 million and $0.8 million respectively, for employer contributions made to the 401(k) Plan.

15. Income Taxes

The components of loss from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(314,673)	$(118,839)	$(297,127)
Foreign	(431,329)	(224,190)	(7,580)
Total	$(746,002)	$(343,029)	$(304,707)

Provision for income taxes for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State and Local	205	57	—
Foreign	147	1,788	—
Total current income tax expense	352	1,845	—
Deferred income tax expense:
U.S. Federal	—	—	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total tax expense	$352	$1,845	$—

A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows (in thousands):

	Year Ended December
	2021		2020		2019
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(156,660)	21.0%	$(72,036)	21.0%	$(63,988)	21.0%
Foreign tax rate differential	38,677	(5.2)	22,760	(6.6)	—	—
State income taxes, net of federal benefit	(14,145)	1.9	(14,107)	4.1	(16,424)	5.4
Change in valuation allowances	133,668	(17.9)	240,065	(69.9)	90,300	(29.6)
Intellectual property transfer	—	—	(162,000)	47.2	—	—
Tax credits	(20,005)	2.6	(11,696)	3.4	(6,113)	2.0
Change in state apportionment	—	—	93	—	(17)	—
Loss on debt conversion	19,548	(2.6)	—	—	—	—
Permanent and other	(731)	0.1	(1,234)	0.3	(3,758)	1.2
Effective income tax provision	$352	(0.1)	$1,845	(0.5)	$—	—

The Company’s effective income tax rate for the year ended December 31, 2021 compared to the year ended December 31, 2020 decreased primarily as a result of subsidiary operations in foreign jurisdictions.

The Company accounts for income taxes in accordance with ASC Topic 740.  Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Intangible assets	$180,963	$162,011
Share-based compensation	22,404	11,827
Deferred interest expense	3,925	—
Net operating loss carryforwards	167,160	122,731
Research and development credits	39,672	24,992
Orphan drug credits	23,678	14,372
Development derivative liability	91,183	68,883
Convertible debt	5,551	—
Lease liability	5,029	—
Accruals	5,100	4,520
Other	—	207
Total deferred tax assets	544,665	409,543
Deferred tax liabilities:
Fixed assets	(69)	(23)
Convertible debt	—	(10,473)
Right-of-use asset	(4,874)	—
481(a) adjustment	(937)	(1,935)
Total deferred tax liabilities	(5,880)	(12,431)
Net deferred tax assets before allowance:	538,785	397,112
Less valuation allowance	(538,785)	(397,112)
Net deferred tax assets	$—	$—

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic and foreign deferred tax assets on December 31, 2021, because management has determined that is it more likely than not that these assets will not be realized.  The valuation allowance increased by $141.7 million from December 31, 2020 to December 31, 2021, primarily due to increases in operating losses, development derivative liability, convertible debt transaction and research and development tax credits.

On December 31, 2021, the Company had approximately $355.8 million, $411.2 million and $623.7 million of federal, state and foreign net operating loss carryforward, respectively. On December 31, 2020, the Company had approximately $358.2 million, $405.0 million and $240.9 million of federal, state and foreign net operating loss carryforwards, respectively. The Company also had federal and state research and development tax credit carryforwards $54.2 million and $11.4 million, respectively of as of December 31, 2021. Federal net operating loss carryforward in the amount of $276.9 million may be carried forward indefinitely.  The remaining federal and state net operating loss, research and development tax credit carryforwards begin to expire in 2033. The Company’s foreign net operating loss carryforwards will begin to expire in 2026.

Under the provisions of the Internal Revenue Code (“IRC”), the net operating loss (“NOL”), and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.  NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.  The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change.  Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception that it believes may have resulted in a change in control as defined by Sections 382 and 383 of the IRC.

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months.  There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties on December 31, 2021 or 2020.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2018 through 2020 remain open and subject to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

16. Commitments and Contingencies

The Company contracts to conduct research and development activities with third parties.   The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice. If the Company were to cancel these contracts as of December 31, 2021, the Company would be required to pay certain termination costs and other fees of approximately $2.3 million that would be incurred in future periods.

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem, agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2021, we are obligated to pay up to $102.5 million to these vendors. In addition, we have other non-cancelable purchase agreements as of December 31, 2021, where we are obligated to pay up to $3.0 million to these vendors.

Following regulatory approval by the FDA and EMA for the use of pegcetacoplan as a treatment for PNH, the Company has or will have certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 6.

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

17. Equity Incentive Plans

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

As of December 31, 2021, a total of 11,013,982 shares of common stock were reserved for issuance under the 2017 Plan. In January 2022, the shares available for future issuance under the 2017 plan were increased by 3,900,850 shares pursuant to the annual increase described above.

Additionally, during 2019 and thereafter, the Company has granted equity awards as equity inducement awards material to entry into employment with the Company to certain newly hired employees outside of the Company’s existing plans in accordance with Nasdaq listing rule 5635(c)(4).  In February 2020 the Board of Directors adopted the 2020 Inducement Stock Incentive Plan (the “2020 Plan”), which permitted the Company to grant equity awards to newly hired employees in accordance with Nasdaq listing rule 5635(c)(4).   The aggregate number of shares reserved for issuance under the 2020 Plan was initially 750,000 shares but was increased to 1,050,000 shares in January 2021 and to 1,350,000 shares in February 2022.

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

Total share-based compensation expense related to the various plans during the years ended was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$30,586	$21,381	$10,683
General and administrative	40,081	23,995	10,461
Total share-based compensation expense	$70,667	$45,376	$21,144

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)	Per Share	(in years)	(in thousands)
Outstanding, December 31, 2020	11,736	$19.13
Granted	2,663	48.10
Exercised	(1,064)	13.82
Forfeited	(773)	36.53
Outstanding, December 31, 2021	12,562	$24.65
Options exercisable, December 31, 2021	7,699	$16.24	5.84	$240,004
Expected to vest, December 31, 2021	4,863	$37.95	8.43	$51,821

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the common stock as of December 31, 2021.

During the years ended December 31, 2021, 2020 and 2019, the Company granted stock options to purchase an aggregate of 2.7 million, 2.9 million and 4.4 million shares of its common stock, respectively with weighted average grant date fair values of $30.72, $27.52 and $17.31, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 were $39.9 million, $38.0 million, and $15.7 million respectively calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

The fair market value of options vested during the years ended December 2021, 2020 and 2019 was $53.2 million, $33.6 million and $12.9 million, respectively.

On December 31, 2021, unrecognized compensation expense related to unvested options, was $105.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.58 years.

The assumptions used in the Black-Scholes model to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.41 - 1.34%	0.32 - 1.76%	1.42 - 2.56%
Dividend yield	0%	0%	0%
Volatility	71.7 - 74.4%	84.4 - 87.8%	102.6 - 111.2%
Expected terms (years)	5.31 - 6.08	5.31 - 6.08	5.31 - 6.08

Restricted Stock Units— The fair value of RSU’s is estimated based upon the closing market price of the Company’s common stock on the date of grant.  RSUs generally vest annually over a four-year period:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2020	502	$38.84
Granted	996	45.01
Vested	(129)	39.11
Forfeited	(145)	43.76
Unvested Balance at December 31, 2021	1,224	43.25

The aggregate intrinsic value of restricted grants vested during the year ended December 31, 2021, was $6.3 million. The fair market value of restricted stock units vested during the year ended December 2021 was $5.0 million.

On December 31, 2021, there was approximately $43.1 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 2.89 years.

Employee Stock Purchase Plan—On December 31, 2021, 801,217 shares of common stock remained available for issuance pursuant to the ESPP. Eligible employees who elect to participate in an offering under the ESPP may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2021, a total of 112,009 shares of common stock were issued under the ESPP at average per share price of $26.52. During the year ended December 31, 2021, the Company recorded cash received from the issuance of stock to the ESPP of $3.0 million and recorded $1.6 million of stock-based compensation expense related to the ESPP.

18. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(746,354)	$(344,874)	$(304,707)
Denominator:
Weighted-average number of common shares used in net loss per common share -- basic and diluted	84,421	75,163	62,229
Net loss per common share -- basic and diluted	$(8.84)	$(4.59)	$(4.90)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible notes	4,865	13,177	—
Common stock under option	12,562	11,736	10,854
Restricted stock units	1,224	502	—
Total	18,651	25,415	10,854

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2021, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2021 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated

February 28, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standard.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Delinquent Section 16(a) Reports,” and is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	114
Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021:
Consolidated Balance Sheets as of December 31, 2021 and 2020	116
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019	117
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2019 to December 31, 2021	118
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	119
Notes to Consolidated Financial Statements	121

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.8

10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program					X
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Open Market Sale AgreementSM, dated as of January 20, 2022, by and between Apellis Pharmaceuticals, Inc. and Jefferies LLC.	8-K	001-38276	1/20/2022	1.1
10.19	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.20	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.21	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.22	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.23+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.25††	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.26††	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.25
10.27††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2021	10.1
10.28	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.29+	Offer Letter, dated as of April 20, 2020, by and between the Registrant and Nur Nicholson					X
10.30+	Offer Letter, dated as of November 16, 2018, by and between the Registrant and Adam Townsend					X
21.1	Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche, LLP	X
31.1~~*~~	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2~~*~~	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1~~*~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2~~*~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: February 28, 2022	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2022
Timothy E. Sullivan

/s/ Jim Chopas	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Jim Chopas

/s/ Gerald Chan	Director	February 28, 2022
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 28, 2022
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 28, 2022
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 28, 2022
Stephanie M. O’Brien

/s/ Paul Fonteyne	Director	February 28, 2022
Paul Fonteyne