Form 10-Q
period 2022-03-31
Apellis Pharmaceuticals, Inc.
filed 2022-05-04
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 106,521,818 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI and Apellis Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Note regarding certain references in this Quarterly Report on Form 10-Q

Unless otherwise stated or the context indicates otherwise, all references herein to “Apellis,” “Apellis Pharmaceuticals, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Apellis Pharmaceuticals, Inc. and its wholly owned subsidiaries.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in May 2021 for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to pegcetacoplan in the context of the commercially available product for which Sobi and us received approval from the European Commission in December 2021 for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months, in each case, as more fully described herein; whereas, unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$633,456	$640,192
Marketable securities	331,842	60,358
Accounts receivable	6,330	10,103
Inventory	32,850	16,286
Prepaid assets	24,534	24,868
Restricted cash	1,558	1,563
Other current assets	73,412	70,677
Total current assets	1,103,982	824,047
Non-current assets:
Right-of-use assets	19,972	19,901
Property and equipment, net	5,893	6,177
Other assets	16,007	31,640
Total assets	$1,145,854	$881,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,273	$16,909
Accrued expenses	105,272	103,239
Current portion of development liability	2,664	7,584
Current portion of right-of-use liabilities	4,560	4,115
Total current liabilities	124,769	131,847
Long-term liabilities:
Long-term development liability	351,784	345,151
Convertible senior notes	189,168	189,024
Right-of-use liabilities	16,690	17,081
Other liabilities	1,208	—
Total liabilities	683,619	683,103
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2022 and December 31, 2021; 106,440 shares issued and outstanding at March 31, 2022, and 97,524 shares issued and outstanding at December 31, 2021	11	10
Additional paid-in capital	2,259,906	1,857,430
Accumulated other comprehensive loss	(2,059)	(2,090)
Accumulated deficit	(1,795,623)	(1,656,688)
Total stockholders’ equity	462,235	198,662
Total liabilities and stockholders’ equity	$1,145,854	$881,765

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$12,109	$—
Licensing and other revenue	2,272	—
Total revenue:	14,381	—
Operating expenses:
Cost of sales	1,247	—
Research and development	90,945	84,012
General and administrative	51,187	40,579
Total operating expenses:	143,379	124,591
Net operating loss	(128,998)	(124,591)
Loss on conversion of debt	—	(39,487)
Loss from remeasurement of development derivative liability	—	(17,084)
Interest income	98	134
Interest expense	(8,538)	(4,175)
Other (expense)/income, net	(289)	1,544
Net loss before taxes	(137,727)	(183,659)
Income tax expense	1,208	—
Net loss	(138,935)	(183,659)
Other comprehensive (loss)/gain:
Unrealized (loss)/gain on marketable securities	(52)	79
Foreign currency gain/(loss)	83	(1,582)
Total other comprehensive income/(loss)	31	(1,503)
Comprehensive loss, net of tax	$(138,904)	$(185,162)
Net loss per common share, basic and diluted	(1.42)	$(2.32)
Weighted-average number of common shares used in net loss per common share, basic and diluted	98,069	79,219

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Common Stock -follow-on-offering	8,564	1	380,119	—		380,120
Issuance of common stock upon exercise of stock options	239	—	4,000	—	—	4,000
Vesting of restricted stock units, net of shares withheld for taxes	113	—	(2,416)	—	—	(2,416)
Share-based compensation expense	—	—	20,773	—	—	20,773
Unrealized gain on available-for-sale investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(138,935)	(138,935)
Foreign currency gain	—	—	—	83	—	83
Balance at March 31, 2022	106,440	11	2,259,906	(2,059)	(1,795,623)	462,235

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	76,130	$8	$1,131,013	$(117)	$(926,347)	$204,557
Impact of adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of shares in exchange of 2019 Convertible Notes, including issuance costs	3,976	—	162,258	—	—	162,258
Forfeiture of accrued interest in exchange of 2019 Convertible Notes	—	—	1,668	—	—	1,668
Issuance of common stock upon exercise of stock options	285	—	2,588	—	—	2,588
Vesting of restricted stock units, net of shares withheld for taxes	47	—	(956)	—	—	(956)
Share-based compensation expense	—	—	16,439	—	—	16,439
Unrealized gain on available-for-sale investments	—	—	—	79	—	79
Net loss	—	—	—	—	(183,659)	(183,659)
Foreign currency loss	—	—	—	(1,582)	—	(1,582)
Balance at March 31, 2021	80,438	8	1,147,263	(1,620)	(1,093,993)	51,658

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(138,935)	$(183,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,773	16,439
Loss on conversion of debt	—	39,487
Loss from remeasurement of development derivative liability	—	17,084
Forfeiture of accrued interest in exchange of convertible notes	—	1,668
Amortization of right-of-use assets	(17)	112
Depreciation expense	377	282
Amortization of discounts for convertible notes, net of financing costs	144	360
Accretion of discount to development liability	6,713	—
Other liabilities	1,208	—
Changes in operating assets and liabilities:
Accounts receivable	3,773	—
Inventory	(16,533)	—
Prepaid assets	334	(5,819)
Other current assets	(2,312)	(4,242)
Other assets	15,634	11,946
Accounts payable	(6,371)	(4,170)
Accrued expenses	3,652	(42,802)
Net cash used in operating activities	(111,560)	(153,314)
Investing Activities
Purchase of property and equipment	(86)	(484)
Purchase of available-for-sale securities	(331,863)	(171,281)
Proceeds from maturity of available-for-sale securities	60,000	25,000
Net cash used in investing activities	(271,949)	(146,765)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	380,120	—
Payments for development liability	(5,000)	—
Proceeds from exercise of stock options	4,000	2,588
Payments of employee tax withholding related to equity-based compensation	(2,416)	(956)
Net cash provided by financing activities	376,704	1,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(1,611)
Net increase in cash, cash equivalents and restricted cash	(6,741)	(300,058)
Cash, cash equivalents and restricted cash at beginning of period	641,755	567,045
Cash, cash equivalents and restricted cash at end of period	$635,014	$266,987
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$633,456	$265,435
Restricted cash	1,558	1,552
Total cash, cash equivalents, and restricted cash	$635,014	$266,987
Supplemental Disclosure of Financing Activities
Cash paid for interest	3,360	$6,893
Convertible Notes exchanged for common stock	—	$126,129

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, and commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 4, 2022, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents and marketable securities of $965.3 million as of March 31, 2022 will be sufficient to fund its operations and capital expenditures for at least the next twelve months. The Company’s future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022 (the “2021 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: development derivative liability, accrued expenses, prepaid expenses, convertible debt and taxes.

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in our 2021 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2021 Form 10-K.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three months ended March 31, 2022 consisted of $12.1 million of sales of EMPAVELI to specialty pharmacies (“SPs”) and specialty distributors (“SDs”). The Company did not have product revenue for the three months ended March 31, 2021.

The Company’s accounts receivable balance of $6.3 million as of March 31, 2022 and $10.1 million as of December 31, 2021, consisted of EMPAVELI product sales receivable, net of discounts and allowances of $0.2 million and $0.2 million, respectively. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaled $1.7 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

4. Inventory

The Company’s inventory of EMPAVELI consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$14,301	$5,749
Semi-finished goods	17,925	10,058
Finished goods	624	479
Total Inventories	$32,850	$16,286

5. Prepaid Assets and Accrued Expenses

Prepaid assets include $10.9 million and $12.0 million of prepaid research and development costs as of March 31, 2022 and December 31, 2021, respectively.

Accrued expenses are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development	$43,354	$35,217
Accrued cost of research collaboration	25,000	25,000
Accrued license fee	5,000	5,000
Accrued payroll liabilities	19,732	25,212
Other	12,186	12,810
Total	$105,272	$103,239

6. Development Liability and Development Derivative Liability

On February 28, 2019, the Company entered into a development funding agreement (the “SFJ agreement”), with SFJ Pharmaceuticals Group (“SFJ”), under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the SFJ agreement, SFJ paid the Company $60.0 million following the signing of the agreement and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH.

On June 7, 2019, the Company and SFJ amended the development funding agreement, (the “SFJ amendment”). Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of systemic pegcetacoplan for the treatment of patients with PNH.

As of January 29, 2020, the Company had received a total of $140.0 million from SFJ as the Company met milestones as identified in the SFJ agreement. The Company did not receive any additional funds from SFJ after January 29, 2020.

Under the SFJ agreement, following regulatory approval by the FDA for the use of systemic pegcetacoplan as a treatment for PNH, the Company is obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained regulatory approval by the FDA on May 14, 2021 and paid to SFJ the initial payment of $4.0 million in June 2021. The subsequent annual payments are due and payable in May of each year from 2022 to 2027.

Under the SFJ agreement, following regulatory approval by the European Medicines Agency (the “EMA”) for the use of systemic pegcetacoplan as a treatment for PNH, the Company is obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained regulatory approval by the EMA on December 15, 2021 and paid to SFJ the initial payment of $5.0 million in January 2022. The subsequent annual payments are due and payable in December of each year from 2022 through 2027.

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

Prior to EMA approval on December 15, 2021, the SFJ agreement was presented as a derivative liability on the consolidated balance sheet and, as such, was recorded at fair value and remeasured each quarter. As the variability of the future payments derived from the underlying contingency (i.e., EMA approval and FDA approval) no longer exists, the Company remeasured the development derivative liability on December 15, 2021 and reclassified it from a development derivative liability to a development liability, with subsequent accounting to follow an effective interest accretion schedule to the fixed payment amounts.

From December 15, 2021 to the final annual payment due December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under FASB ASC Topic 835, Interest, over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the unaudited condensed consolidated income statement.

The following table summarizes the development liability (in thousands):

	March 31, 2022	December 31, 2021	Effective Interest Rate
Development liability	$451,000	$456,000	7.91%
Less: Unamortized discount to development liability	(96,552)	(103,265)
Less: Current portion of development liability, net of discount	(2,664)	(7,584)
Total long term development liability	351,784	345,151

For the three months ended March 31, 2022, interest expense of $6.7 million was recorded for the accretion of the development liability.

The following table presents a rollforward of the development derivative liability for the three months ended March 31, 2021 (in thousands):

Balance at fair market value, January 1, 2021	$257,868
Loss recorded in loss from remeasurement of development derivative liability	17,084
Balance at fair market value, March 31, 2021	$274,952

The total change in fair value of $17.1 million was recorded for the three months ended March 31, 2021, in loss from remeasurement of development derivative liability in the unaudited condensed consolidated statement of operations.

The derivative fair value as of March 31, 2021 is a Level 3 fair value measurement and was valued using a scenario-based discounted cash flow method, whereby each scenario made assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the Level 3 fair value model included (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.76%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.76% as of March 31, 2021. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

7. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of convertible notes (the “2019 Convertible Notes”) with an aggregate principal amount of $220.0 million issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee.

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

On May 12, 2020, the Company issued convertible notes (the “2020 Convertible Notes”) with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million. The Company used $43.1 million of the net proceeds from the sale to pay the cost of the additional capped call transactions in May 2020 described below.

The 2019 Convertible Notes and the 2020 Convertible Notes are referred to together as the Convertible Notes. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with their terms.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $39.4625 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture.

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

In January 2021 and in July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, in January 2021 and July 2021, the holders exchanged approximately $126.1 million of 2019 Convertible Notes and $201.1 million of 2019 and 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares and 5,992,217 shares, respectively, of common stock issued by the Company. In accordance with FASB ASC Topic 470-20, “Debt,– Debt with Conversion and Other Options,” (“ASC 470-20”) the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

For the January 2021 transaction, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, the Company issued 69,491 shares as settlement of debt issuance costs paid to the Company’s advisor in connection with the conversion transaction. For the three months ended March 31, 2021, the Company recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which the Company charged to interest expense and to equity.

For the July 2021 transaction, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, the Company issued 78,419 shares as settlement of debt issuance costs paid to the Company’s advisor in connection with the conversion transaction. For the three months ended September 30, 2021, the Company recorded a loss on conversion of debt of $61.1 million comprised of $55.9 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $5.2 million for the value of the 78,419 shares issued in payment of issuance costs. Upon exchange of the Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which the Company charged to interest expense and to equity.

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Convertible Notes were convertible at the option of the holders. Certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares. The shares were issued in October 2021.

As of March 31, 2022, the Company held in treasury Convertible Notes in principal amount of $327.2 million which notes had not been cancelled.

Interest expense for the Convertible Notes was $1.8 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, interest expense included accrued semi-annual coupon payable of $1.7 million and amortization of debt issuance costs of $0.1 million. For the three months ended March 31, 2021, interest expense included accrued semi-annual coupon payable of $3.8 million and amortization of debt issuance costs of $0.4 million. As of March 31, 2022 and December 31, 2021, $2.8 million and $3.0 million, respectively, of debt issuance costs was recorded in the unaudited condensed consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

The aggregate principal balance of the Convertible Notes, net of unamortized debt issuance costs, as of March 31, 2022 and December 31, 2021 was $189.2 million and $189.0 million respectively.

Capped Call Transactions

On September 11, 2019 and May 6, 2020, concurrently with the pricing of the Convertible Notes, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, representing a premium of 100% above the last reported sale price of $31.57 per share of its common stock on The Nasdaq Global Select Market on September 11, 2019, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Pursuant to FASB ASC Topic 815-40 Derivatives and Hedging, the Company determined that the capped call transactions should be classified as equity instruments and the capped call premium paid in the amount of $28.4 million and $43.1 million were recorded as reductions to additional paid-in capital at December 31, 2021 for the 2019 Convertible Notes and the 2020 Convertible Notes, respectively.

8. Leases

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

As of March 31, 2022 and December 31, 2021, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Operating Lease Assets	$19,972	$19,901
Operating Lease Liabilities	$21,250	$21,196
Weighted Average Remaining Term in years	4.35	4.66
Weighted Average discount rate used to measure outstanding lease liabilities	7.56%	7.71%

For the three months ended March 31, 2022 and 2021, the total lease cost for operating lease expense was $1.4 million and $1.3 million, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31 is as follows (in thousands):

	2022	2021
Operating cash flows for operating leases	$1,669	$1,588
Operating lease assets obtained in exchange for lease obligations	$—	$5,675

The maturities of the Company’s operating lease liabilities as of March 31, 2022 are as follows (in thousands):

2022	4,449
2023	5,997
2024	5,234
2025	4,514
2026 and thereafter	4,839
Total future minimum lease payments less	25,033
Imputed interest	(3,783)
Total operating lease liabilities	$21,250

9. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$331,895	$17	$(70)	$331,842

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$60,357	$3	$(2)	$60,358

All available-for-sale securities mature in one year or less.

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)
Net other comprehensive income (loss)	(52)	83	31
Balances, March 31, 2022	(51)	(2,008)	(2,059)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	79	(1,582)	(1,503)
Balances, March 31, 2021	71	(1,691)	(1,620)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		March 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$527,874	$-	$-	$527,874
	US government obligations	41,618	-	-	41,618
Total Financial Assets		$569,492	$-	$-	$569,492

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$598,833	$—	$—	$598,833
Total Financial Assets		$598,833	$—	$—	$598,833

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		March 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$331,842	—	—	$331,842
Total Financial Assets		$331,842	$—	$—	$331,842

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$60,358	$—	$—	$60,358
Total Financial Assets		$60,358	$—	$—	$60,358

The Company's Convertible Notes and development liability are financial instruments that are reported in the financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of March 31, 2022 and December 31, 2021. The fair value of the Convertible Notes was $299.5 million as of March 31, 2022 and $290.7 million as of December 31, 2021. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The carrying value of the development liability is presented at an amount that approximates fair value as of March 31, 2022 and December 31, 2021. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. Income Taxes

For the three months ended March 31, 2022, the Company recorded $1.2 million of income tax expense, primarily pertaining to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited. There was no income tax provision for the three months ended on March 31, 2021. The income tax provision during interim periods is computed by applying an estimated annual effective tax rate to year-to-date pre-tax income, plus adjustments for significant unusual or infrequently occurring items, in accordance with FASB ASC Topic 740-270, Income Taxes – Interim Reporting. The income tax provision differs from the U.S. federal statutory rate of 21% primarily due to the effect of valuation allowance against the Company’s net deferred tax assets, which reduces the Company’s net tax benefit.

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets for the period ended on March 31, 2022.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company recorded $1.2 million of unrecognized tax benefits for the period ended on March 31, 2022. If such unrecognized tax benefits were realized, the entire amount would impact the tax provision. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

13. License and Collaboration Agreements

Sobi License and Collaboration Agreement

On October 27, 2020, the Company and its subsidiaries Apellis Switzerland GmbH and APL DEL Holdings, LLC entered into a Collaboration and License Agreement (the “Sobi collaboration agreement”) with Swedish Orphan Biovitrum AB (Publ) (“Sobi”), concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

Under the Sobi collaboration agreement, the Company granted Sobi an exclusive (subject to certain retained rights of the Company), sublicensable license of certain patent rights and know-how to develop and commercialize Licensed Products in all countries outside of the United States. The Company retains the right to commercialize Licensed Products in the United States, and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Under the Sobi collaboration agreement, the Company and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, cold agglutinin disease, hematopoietic stem cell transplantation-associated thrombotic microangiopathy, C3 glomerulopathy and immune complex membranoproliferative glomerulonephritis, and amyotrophic lateral sclerosis (collectively the “Initial Indications”), and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020, $50.0 million in April 2022, and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ.

Sobi Accounting Analysis

The Company has determined that the agreement is within the scope of FASB ASC Topic 808, Collaborative Arrangement Guidance and Considerations, (“ASC 808”) as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC 808 does not address measurement or recognition matters but allows for analogizing to FASB ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). Pursuant to ASC 606, the Company performed the following five steps: (i) identified the contract(s) with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when (or as) the entity satisfies a performance obligation.

The Company identified the following material distinct promises under the collaboration agreement: (1) licenses to develop and commercialize pegcetacoplan (“Licenses to IP”), and (2) performance of research and development services. The Company determined the promises to be distinct because Sobi can benefit from each of the license and the development services on their own or with readily available services. The Company could have provided the license without any development services and Sobi would have been able to benefit from it by obtaining development services from another provider as the Licensed Products are at a more mature stage in their life cycle.

Under the Sobi collaboration agreement, Sobi agreed to pay the Company

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

At contract inception, the $250.0 million non-refundable payment and the $80.0 million reimbursements were fixed proceeds. The Company evaluated whether Sobi is a customer for either of the distinct promises in the Sobi collaboration agreement. Under the Licenses to IP, the Company determined that Sobi is a customer as the know-how provided and the right granted by the Company to Sobi are outputs of the Company’s business activities for which the Company will receive consideration. With respect to research and development activity, management determined that there is no vendor relationship as performing research and development activities for others is not a part of the Company’s ongoing central operations. Based upon the evaluation of the relative fair values, the Company allocated the purchase price of $250.0 million and the related milestones and royalties to the License to IP and $80.0 million to performance of research and development activities.

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

Pursuant to ASC 606, during the year ended December 31, 2020, the Company recognized the $250.0 million in revenue as this is the amount allocated to the license. The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606. As ASC 808 does not include recognition guidance, the Company has established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by the Company, with a contra- research and development expense recognized in the consolidated statement of operations, over time as the expenses are incurred.

Under the Sobi collaboration agreement, for the three months ended March 31, 2022 and 2021, the Company did not recognize licensing revenue. For the three months ended March 31, 2022 and 2021, the Company recognized $5.0 million and $8.1 million, respectively, for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi.

As of March 31, 2022, the Company recorded a receivable of $85.0 million, with $70.0 million in current assets and $15.0 million in long-term assets, on the unaudited condensed consolidated balance sheet. Of the $85.0 million receivable as of March 31, 2022, $35.0 million is for contra-research and development reimbursement from Sobi, with $20.0 million and $15.0 million in current assets and long-term assets, respectively. The remaining $50.0 million receivable as of March 31, 2022 in current assets is for the achievement of the development milestone for first regulatory and reimbursement approval in Europe. The Company received the $50.0 million payment in April 2022.

As of December 31, 2021, the Company recorded a receivable of $100.0 million, with $70.0 million in current assets and $30.0 million in long-term assets. Of the $100.0 million receivable as of December 31, 2021, $50.0 million is for contra-research and development reimbursement from Sobi, with $20.0 million and $30.0 million in current and long-term assets, respectively. The remaining $50.0 million receivable as of December 31, 2021 in current assets is for the achievement of the development milestone for first regulatory and reimbursement approval in Europe.

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

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees. In January 2021, the Company paid $25.0 million for sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021 the Company paid $1.0 million to Penn upon the achievement of a development milestone. As of March 31, 2022 and December 31, 2021, the Company recorded $5.0 million in accrued expenses on the unaudited condensed consolidated balance sheet based on the probable achievement of a development milestone.

Beam Research Collaboration

In June 2021, the Company entered into an exclusive five-year research collaboration (the “Beam collaboration agreement”) with Beam Therapeutics, Inc. (“Beam”) focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. The Company and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the Beam collaboration agreement, Apellis is responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the Beam collaboration agreement, Beam is prohibited from developing on its own or with a third party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. The Company will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with the Company with respect to any one program licensed under the Beam collaboration agreement and upon such election any license agreement in place at that time, would be terminated.

As part of the Beam collaboration agreement, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. The Company is obligated to pay an additional $25.0 million payment on June 30, 2022, which was recorded as a cost of research collaboration expense for the year ended December 31, 2021, as it was considered probable of achievement. The Company and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

The Company analyzed the Beam research collaboration agreement pursuant to ASC 808 to assess whether the agreement involved joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. Since each party is actively participating in this activity and exposed to significant risks and rewards related to the activity through each party’s costs will be accounted for under ASC 808.

Since ASC 808 does not provide recognition guidance, the Company referred to the guidance under FASB ASC Topic 730, Research and Development (“ASC 730”), to arrangements involving payments by the Company. ASC 730 requires the Company to recognize research and developments costs as expense as incurred since the payment was made for the use of Beam’s intellectual property and research and development services and there is no alternative use.

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc. and Bachem AG (collectively, “Bachem”), agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years, and a commercial supply agreement with NOF Corporation (“NOF”), to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of March 31, 2022, we are obligated to pay up to $99.9 million to these vendors. In addition, we have other non-cancelable purchase agreements as of March 31, 2022, where we are obligated to pay up to $2.4 million to these vendors.

Following regulatory approval by the FDA and EMA for the use of pegcetacoplan as a treatment for PNH, the Company has certain payment and other obligations under the SFJ Agreement, which are discussed above in Note 6 Development Liability and Development Derivative Liability.

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

Convertible notes and shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Convertible notes	4,865	9,981
Common stock options	13,329	13,404
Restricted stock units	3,070	949
Total	21,264	24,334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022, which we refer to as the 2021 Annual Report on Form 10-K.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2021 Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

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

In May 2021, the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. Since our launch of EMPAVELI in May 2021 through March 31, 2022, we generated $27.2 million in net product revenue from sales. For the three months ended March, 31, 2022, we generated $12.1 million in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli® (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, systemic pegcetacoplan was also approved for the treatment of PNH in Saudi Arabia and Australia, and in March 2022, systemic pegcetacoplan was approved for the treatment of PNH in the United Kingdom. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of EMPAVELI/Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

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

We are also evaluating the administration of systemic pegcetacoplan as an approach to enabling adeno-associated virus, or AAV, vector administration for gene therapies. We believe complement inhibition may yield important benefits when used in combination with AAV-delivered gene therapies, such as increasing the safety of AAV-delivered gene therapies, decreasing the required AAV dose needed to achieve a therapeutic effect, and allowing for dosing in patients who have pre-existing antibodies. In collaboration with commercial and academic researchers, we are advancing pre-clinical studies to assess the impact of complement inhibition on AAV-delivered gene therapies and expect to report pre-clinical data in the first half of 2022.

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

Monthly and every-other-month treatment with intravitreal pegcetacoplan met the primary endpoint in OAKS, significantly reducing GA lesion growth by 21% (p=0.0004) and 16% (p=0.0055), respectively, compared to pooled sham at 12 months. Monthly and every-other-month treatment with pegcetacoplan did not meet the primary endpoint in DERBY, showing a reduction in GA lesion growth of 12% (p=0.0609) and 11% (p=0.0853) with monthly and every-other-month treatment, respectively, compared to pooled sham at 12 months. In a prespecified analysis of the combined DERBY and OAKS studies, monthly and every-other-month treatment with pegcetacoplan reduced GA lesion growth by 16% (p<0.0001) and 14% (p=0.0014), respectively, compared to pooled sham at 12 months.

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

In March 2022, we reported longer-term data from DERBY and OAKS showing that intravitreal pegcetacoplan continued to reduce GA lesion growth and demonstrate a favorable safety profile at month 18 (all p-values are nominal). In OAKS, monthly and every-other-month treatment with intravitreal pegcetacoplan reduced GA lesion growth by 22% (p<0.0001) and 16% (p=0.0018), respectively. In DERBY, monthly and every-other-month treatment with intravitreal pegcetacoplan reduced GA lesion growth by 13% (p=0.0254) and 12% (p=0.0332). Further, pegcetacoplan demonstrated marked improvements in DERBY during months 6-12 with reductions of 17% with monthly and 16% with every-other-month treatment compared to months 0-6, and the treatment effects were sustained through month 18. The treatment effects observed in DERBY were comparable with OAKS during months 6-18. The nominal p-values presented in the month 18 results were calculated using the same methodology as the month 12 primary endpoint analysis.

At month 18, pegcetacoplan continued to demonstrate a favorable safety profile, consistent with safety at 12 months and longer-term exposure to intravitreal injections. The rate of infectious endophthalmitis was 0.044% per injection, and the rate of intraocular inflammation was 0.23% per injection. Rates of endophthalmitis and intraocular inflammation continue to be generally in line with those reported in studies of other intravitreal therapies. No events of retinal vasculitis or retinal vein occlusion were observed. The combined rate of new-onset exudations at month 18 was 9.3%, 6.2%, and 2.9% in the pegcetacoplan monthly, every-other-month, and sham groups, respectively.

Additional data presented at the ARVO Annual Meeting in May 2022 showed that monthly and every-other-month intravitreal pegcetacoplan showed a continuous and clinically meaningful reduction in the growth of both extrafoveal and foveal lesions at month 18.

We plan to continue the buildout of our ophthalmology team in the United States with leadership positions hired in medical affairs, marketing and sales, and market access, and we have also begun to build out our European team and affiliates in Germany and Australia.

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

In May 2021, the FDA approved systemic pegcetacoplan for the treatment of adult patients with PNH. EMPAVELI® (pegcetacoplan) is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year.

In December 2021, the EC approved Aspaveli® (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, systemic pegcetacoplan was approved for the treatment of PNH in Saudi Arabia and Australia, and in March 2022, systemic pegcetacoplan was approved for the treatment of PNH in the United Kingdom. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement with Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

C3G/IC-MPGN. We have initiated and will continue to lead our registrational program in C3G / IC-MPGN. We initiated the Phase 2 NOBLE trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN in October 2020. We dosed the first patient in the NOBLE trial in September of 2021. We plan to dose our first patient in our Phase 3 VALIANT trial in the second quarter of 2022. VALIANT is a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial being conducted in approximately 90 patients who are 12 years of age and older with primary IC-MPGN or C3G. VALIANT is the only study to include both native kidney patients and patients who have recurrent disease after receiving a kidney transplant.

ALS. In March 2022, we completed enrollment in MERIDIAN, our randomized, placebo-controlled Phase 2 clinical trial of systemic pegcetacoplan in adults with sporadic ALS. The trial enrolled approximately 250 adults. Trial participants are randomized in a 2:1 ratio to receive pegcetacoplan or placebo while continuing to receive their existing standard of care treatment for ALS. After 52 weeks of blinded treatment, all patients in the study will receive pegcetacoplan.

CAD and HSCT-TMA. Sobi will lead development activities for a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA. In early 2022, Sobi dosed the first patient in the Phase 2 clinical trial of systemic pegcetacoplan in patients with HSCT-TMA. Sobi expects to begin the Phase 3 trial in patients with CAD in the second quarter of 2022.

Pipeline. We are developing pegcetacoplan in multiple indications and other product candidates targeting C3 through various routes of administration. We plan to conduct clinical trials of these compounds in additional complement-dependent indications.

We plan to advance up to four new product candidates into clinical development during the next two years. These candidates include a siRNA treatment designed to reduce the production of C3 proteins by the liver; APL-1030, a novel C3 inhibitor delivered to the brain by intrathecal administration; an oral alternative pathway inhibitor for certain renal conditions; and APL2006, a novel compound designed to treat both GA and wet AMD by intravitreal administration. We also plan to continue our research activities under collaboration with Beam to develop gene-editing therapies in multiple therapeutic areas.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $965.3 million. We believe that our cash and cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and the first regulatory milestone payment and committed development reimbursement payments from Sobi, as of March 31, 2022, will be sufficient to enable us to fund our current operations at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information see “Liquidity and Capital Resources.”

Since the launch of EMPAVELI in May 2021 through March 31, 2022, we have generated $27.2 million of net product revenue from sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $138.9 million and $183.7 million for the three months ended March 31, 2022 and, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $1.8 billion.

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

We temporarily closed our facilities in March 2020 in respect to the COVID-19 pandemic. We have since reopened our facilities on a limited basis, subject to compliance with strict safety guidelines, but most of our employees continue to work remotely. As of the date of the Quarterly Report on Form 10-Q, we do not believe that the COVID-19 pandemic has had a significant impact upon our operations, including sales of EMPAVELI (except to the extent that our representatives’ access to the offices of health care providers was limited during the omicron wave of the pandemic), our ongoing clinical trials (except for the delay of the clinical trials for ALS) and the manufacture and supply of our product candidates.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ initial payments of $4.0 million in 2021 and $5.0 million in 2022, respectively, and we are obligated to pay SFJ an additional $451.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. For the remainder of 2022, we are obligated to pay a total of $29.5 million.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of system pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and in January 2022 we received a $20.0 million development reimbursement payment. We expect to receive the balance annually in installments over the next two years, subject to certain conditions.

European Commission approval of systemic pegcetacoplan for the treatment of PNH was received in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe. We considered the reimbursement approval to be probable at December 31, 2021, and recorded revenue at that time. We received the $50.0 million payment in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ.

Financial Operations Overview

Revenue

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

Product Revenues

Product revenue is derived from our sales of our commercial product, EMPAVELI, in the United States.

Licensing and Collaboration Revenue

Licensing and Collaboration Revenue is derived from our collaboration agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration.

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

We anticipate that our general and administrative expenses will increase in the future to support the commercialization of EMPAVELI in PHN and, if approved, intravitreal pegcetacoplan, continued research and development activities, potential commercialization of our other product candidates and costs of operating as a public company.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to product revenue, licensing revenue, costs of research collaboration arrangements, inventory, accrued research and development expenses, convertible notes, capped call transactions and the development derivative liability and development liability, which we described in our 2021 Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Estimates” in our 2021 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our 2021 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Revenue:
Product revenue, net	$12,109	$—	$12,109	100
Licensing and other revenue	2,272	—	2,272	100
Total revenue:	14,381	—	14,381	100
Operating expenses:
Cost of sales	1,247	—	1,247	100
Research and development	90,945	84,012	6,933	8
General and administrative	51,187	40,579	10,608	26
Total operating expenses:	143,379	124,591	18,788	15
Net operating loss	(128,998)	(124,591)	(4,407)	4
Loss on conversion of debt	—	(39,487)	39,487	(100)
Loss from remeasurement of development derivative liability	—	(17,084)	17,084	(100)
Interest income	98	134	(36)	(27)
Interest expense	(8,538)	(4,175)	(4,363)	105
Other (expense)/income, net	(289)	1,544	(1,833)	(119)
Net loss before taxes	(137,727)	(183,659)	45,932	(25)
Income tax expense	1,208	—	1,208	100
Net loss	$(138,935)	$(183,659)	$44,724	(24)

Product Revenue, Net

We recognized $12.1 million of net product revenue for the three months ended March 31, 2022 from sales of EMPAVELI in the United States. EMPAVELI was approved by the FDA in May 2021, and therefore we did not have any net product revenue for the three months ended March 31, 2021.

Licensing and Other Revenue

Licensing and other revenue includes $2.3 million in revenue for product supplied to Sobi during the three months ended March 31, 2022. We did not recognize any licensing and other revenue for the three months ended March, 31, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2022 and 2021, together with the dollar increase or decrease and percentage change in those items (in thousands):

	For the Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Clinical trial costs	$26,798	$29,591	$(2,793)	(9)
Compensation and related personnel costs	37,759	24,557	13,202	54
Contract manufacturing	10,328	21,809	(11,481)	(53)
Sobi development milestone	(4,993)	(8,053)	3,060	(38)
Research / innovation costs	3,982	3,678	304	8
Other development costs	15,096	10,403	4,693	45
Pre-clinical study expenses	1,865	1,919	(54)	(3)
Device development expenses	110	108	2	2
Total research and development expenses	$90,945	$84,012	$6,933	8

Research and development expenses increased by $6.9 million to $90.9 million for the three months ended March 31, 2022 from $84.0 million for the three months ended March 31, 2021, an increase of 8%. The increase was primarily attributable to an increase of $13.2 million in personnel related costs due to having more employees in the three months ended March 31, 2022, an increase of $4.7 million in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses and a decrease of $3.1 million in contra research and development expense related to the Sobi transaction. The increase was partially offset by a $11.5 million decrease in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity and a $2.8 million decrease in clinical trial costs.

General and Administrative Expenses

General and administrative expenses increased by $10.6 million to $51.2 million for the three months ended March 31, 2022, from $40.6 million for the three months ended March 31, 2021, an increase of 26%. The increase was primarily attributable to an increase in employee related costs of $6.6 million, an increase in professional and consulting fees and general commercial preparation activities of $4.8 million, an increase in insurance cost of $0.2 million, and an increase in travel related expenses of $0.9 million, partially offset by a decrease of $1.0 million in office costs and other, and a decrease of $0.9 million in director stock option compensation. The increase in employee related costs of $6.6 million consisted of a $1.0 million increase in salaries and benefits primarily due to the increase in the number of employees, $5.0 million increase related to stock compensation expense associated with the grant of stock options and restricted stock units to employees and an increase of $0.6 million in recruitment expense. The increase in other professional and consulting fees and general commercial preparation activities of $4.8 million primarily related to an increase in commercialization related activity of $4.0 million and an increase in general professional fees of $0.8 million.

Loss on Conversion of Debt

Loss on conversion of debt was $39.5 million for the three months ended March 31, 2021. We did not have any conversions of debt during the three months ended March 31, 2022. See Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the conversion of debt in the three months ended March 31, 2021.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $17.1 million for the three months ended March 31, 2021. On December 15, 2021, the development derivative liability was reclassified to development liability and no longer remeasured to fair value at the end of each quarter. See Note 6 Development Liability and Development Derivative Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the development derivative liability.

Interest Expense

Interest expense was $8.5 million for the three months ended March 31, 2022 and $4.2 million for the three months ended March 31, 2021. The increase is primarily due to accretion of the development liability discount related to the SFJ agreement in the current period.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Other (Expense)/Income, Net

Other (expense)/income, net, decreased $1.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Income Tax Expense

Income tax expense increased by $1.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase primarily pertained to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.6 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and a $25.0 million development reimbursement payment from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $327.2 million of aggregate principal amount of our Convertible Notes for shares of our common stock in January 2021 and July 2021.

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

On September 16, 2019, we completed a private offering of $220.0 million aggregate principal amount of Convertible Notes, or the 2019 Convertible Notes. We received net proceeds of approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and offering costs of $7.1 million.

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

On May 12, 2020, we completed a private offering of $300.0 million aggregate principal amount of Convertible Notes, or the 2020 Convertible Notes. We received net proceeds of approximately $322.9 million, which included accrued interest March 15, 2020 to, but not including May 12, 2020, and the initial purchasers’ discounts and commissions and offering costs of $6.0 million.

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

On March 28, 2022, we issued and sold 8,563,830 shares of our common stock in a follow-on offering at a public offering price of $47.00, including 1,117,021 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $380.1 million after deducting underwriting discounts and commissions of $22.1 million and offering costs of $0.3 million.

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

The capped call transactions that we entered into concurrently with the issuance of our convertible notes are expected generally to reduce the potential dilution to our common stock upon any conversion of our convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of converted convertible notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625, the conversion price of the convertible notes.

Refer to Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional information regarding the convertible notes and capped call transactions.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(111,560)	$(153,314)
Net cash used in investing activities	(271,949)	(146,765)
Net cash provided by financing activities	376,704	1,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(1,611)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,741)	$(300,058)

Net Cash Used in Operating Activities

Net cash used in operating activities was $111.6 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $138.9 million adjusted for $29.2 million of non-cash items, including a share-based compensation expense of $20.8 million, accretion of discount to the development liability of $6.7 million, and other liabilities of $1.2 million. Further, it includes a net decrease in current operating assets of $14.7 million, an increase in other assets of $15.6 million, a decrease in accounts payable of $6.4 million and an increase in accrued expenses of $3.7 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $271.9 million due primarily to the purchase of available for sale of marketable securities.

Net cash used in investing activities during the three months ended March 31, 2021 was $146.8 million due primarily to the purchase of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $376.7 million during the three months ended March 31, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million.

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

We believe that our cash, cash equivalents and marketable securities as of March 31, 2022, along with cash anticipated to be generated from sales of EMPAVELI and the first regulatory milestone payment and committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting resources to the preparation of submission for regulatory approval and to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA. We will incur substantial additional commercialization expenses for intravitreal pegcetacoplan if we obtain regulatory approval for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI, the development of intravitreal pegcetacoplan and other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2021 Annual Report on Form 10-K. See Note 14 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for a discussion of obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $965.3 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2021 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Apellis Pharmaceuticals, Inc.

Date: May 4, 2022	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2022	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)