Form 10-Q
period 2022-06-30
Apellis Pharmaceuticals, Inc.
filed 2022-08-08
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 109,865,305 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$604,489	$640,192
Marketable securities	248,307	60,358
Accounts receivable	7,518	10,103
Inventory	48,451	16,286
Prepaid assets	21,478	24,868
Restricted cash	1,266	1,563
Other current assets	28,460	70,677
Total current assets	959,969	824,047
Non-current assets:
Right-of-use assets	20,755	19,901
Property and equipment, net	5,892	6,177
Other assets	15,882	31,640
Total assets	$1,002,498	$881,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,220	$16,909
Accrued expenses	89,419	103,239
Current portion of development liability	15,842	7,584
Current portion of right-of-use liabilities	5,312	4,115
Total current liabilities	126,793	131,847
Long-term liabilities:
Long-term development liability	333,729	345,151
Convertible senior notes	189,313	189,024
Right-of-use liabilities	16,676	17,081
Other liabilities	1,569	—
Total liabilities	668,080	683,103
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2022 and December 31, 2021; 106,841 shares issued and outstanding at June 30, 2022, and 97,524 shares issued and outstanding at December 31, 2021	11	10
Additional paid-in capital	2,289,201	1,857,430
Accumulated other comprehensive loss	(3,194)	(2,090)
Accumulated deficit	(1,951,600)	(1,656,688)
Total stockholders’ equity	334,418	198,662
Total liabilities and stockholders’ equity	$1,002,498	$881,765

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$15,654	$623	$27,763	$623
Licensing and other revenue	668	—	2,940	—
Total revenue:	16,322	623	30,703	623
Operating expenses:
Cost of sales	82	—	1,329	—
Research and development	101,661	95,943	192,606	179,955
Cost of research collaboration	—	50,000	—	50,000
General and administrative	63,203	48,967	114,390	89,546
Total operating expenses:	164,946	194,910	308,325	319,501
Net operating loss	(148,624)	(194,287)	(277,622)	(318,878)
Loss on conversion of debt	—	—	—	(39,487)
Loss from remeasurement of development derivative liability	—	(21,180)	—	(38,264)
Interest income	1,432	104	1,530	237
Interest expense	(8,448)	(3,767)	(16,986)	(7,941)
Other income/(expense), net	149	(61)	(140)	1,483
Net loss before taxes	(155,491)	(219,191)	(293,218)	(402,850)
Income tax expense	486	—	1,694	—
Net loss	$(155,977)	$(219,191)	$(294,912)	$(402,850)
Other comprehensive (loss)/gain:
Unrealized (loss)/gain on marketable securities	(766)	(35)	(818)	44
Foreign currency loss	(369)	(174)	(286)	(1,756)
Total other comprehensive income/(loss)	(1,135)	(209)	(1,104)	(1,712)
Comprehensive loss, net of tax	$(157,112)	$(219,400)	$(296,016)	$(404,562)
Net loss per common share, basic and diluted	$(1.46)	$(2.72)	$(2.88)	$(5.04)
Weighted-average number of common shares used in net loss per common share, basic and diluted	106,630	80,654	102,349	79,938

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Common Stock -follow-on-offering	8,564	1	380,119	—		380,120
Issuance of common stock upon exercise of stock options	239	—	4,000	—	—	4,000
Vesting of restricted stock units, net of shares withheld for taxes	113	—	(2,416)	—	—	(2,416)
Share-based compensation expense	—	—	20,773	—	—	20,773
Unrealized gain on available-for-sale investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(138,935)	(138,935)
Foreign currency gain	—	—	—	83	—	83
Balance at March 31, 2022	106,440	11	2,259,906	(2,059)	(1,795,623)	462,235
Issuance of common stock upon exercise of stock options	283	—	4,770	—	—	4,770
Vesting of restricted stock units, net of shares withheld for taxes	26	—	(536)	—	—	(536)
Share-based compensation expense	—	—	22,530	—	—	22,530
Issuance of common stock to employee stock purchase plan	92	—	2,531	—	—	2,531
Unrealized loss on available-for-sale investments	—	—	—	(766)	—	(766)
Net loss	—	—	—	—	(155,977)	(155,977)
Foreign currency loss	—	—	—	(369)		(369)
Balance at June 30, 2022	106,841	$11	$2,289,201	$(3,194)	$(1,951,600)	$334,418

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Continued from previous page)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2021	76,130	$8	$1,131,013	$(117)	$(926,347)	$204,557
Impact of adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of shares in exchange of 2019 Convertible Notes, including issuance costs	3,976	—	162,258	—	—	162,258
Forfeiture of accrued interest in exchange of 2019 Convertible Notes	—	—	1,668	—	—	1,668
Issuance of common stock upon exercise of stock options	285	—	2,588	—	—	2,588
Vesting of restricted stock units, net of shares withheld for taxes	47	—	(956)	—	—	(956)
Share-based compensation expense	—	—	16,439	—	—	16,439
Unrealized gain on available-for-sale investments	—	—	—	79	—	79
Net loss	—	—	—	—	(183,659)	(183,659)
Foreign currency loss	—	—	—	(1,582)	—	(1,582)
Balance at March 31, 2021	80,438	8	1,147,263	(1,620)	(1,093,993)	51,658
Issuance of common stock upon exercise of stock options	444	—	7,062	—	—	7,062
Vesting of restricted stock units, net of shares withheld for taxes	11	—	(233)	—	—	(233)
Share-based compensation expense	—	—	17,722	—	—	17,722
Issuance of common stock to employee stock purchase plan	63	—	1,698	—	—	1,698
Unrealized loss on available-for-sale investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(219,191)	(219,191)
Foreign currency loss	—	—	—	(174)	—	(174)
Balance at June 30, 2021	80,956	$8	$1,173,512	$(1,829)	$(1,313,184)	$(141,493)

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(294,912)	$(402,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	43,303	34,161
Loss on conversion of debt	—	39,487
Loss from remeasurement of development derivative liability	—	38,264
Forfeiture of accrued interest in exchange of convertible notes	—	1,668
Amortization of right-of-use assets	(61)	118
Depreciation expense	763	724
Amortization of discounts for convertible notes, net of financing costs	290	679
Accretion of discount to development liability	13,336	—
Other liabilities	1,571	—
Changes in operating assets and liabilities:
Accounts receivable	2,584	(719)
Inventory	(32,134)	(3,731)
Prepaid assets	3,390	(7,473)
Other current assets	42,225	(4,311)
Other assets	15,757	2,758
Accounts payable	2,591	(3,296)
Accrued expenses	(17,287)	22,519
Net cash used in operating activities	(218,584)	(282,002)
Investing Activities
Purchase of property and equipment	(477)	(732)
Purchase of available-for-sale securities	(331,863)	(171,281)
Proceeds from maturity of available-for-sale securities	143,320	155,000
Net cash used in investing activities	(189,020)	(17,013)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	380,120	—
Payments for development derivative liability	—	(4,000)
Payments for development liability	(16,500)	—
Proceeds from exercise of stock options	8,770	9,650
Proceeds from issuance of common stock under employee share purchase plan	2,531	1,698
Payments of employee tax withholding related to equity-based compensation	(2,952)	(1,190)
Net cash provided by financing activities	371,969	6,158
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(365)	(1,852)
Net decrease in cash, cash equivalents and restricted cash	(36,000)	(294,709)
Cash, cash equivalents and restricted cash at beginning of period	641,755	567,045
Cash, cash equivalents and restricted cash at end of period	$605,755	$272,336
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$604,489	$270,764
Restricted cash	1,266	1,572
Total cash, cash equivalents, and restricted cash	$605,755	$272,336
Supplemental Disclosures
Cash paid for interest	$3,360	$6,893
Cash paid for income taxes	$156	—
Convertible Notes exchanged for common stock	—	$126,129

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 8, 2022, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents and marketable securities of $852.8 million as of June 30, 2022 will be sufficient to fund its operations and capital expenditures for at least the next twelve months. The Company’s future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three months ended June 30, 2022 and 2021 were $15.7 million and $0.6 million, respectively. The Company’s product revenues, net of sales discounts and allowances and reserves, for the six months ended June 30, 2022 and 2021 were $27.8 million and $0.6 million, respectively.

The Company’s accounts receivable balance of $7.5 million as of June 30, 2022 and $10.1 million as of December 31, 2021, consisted of EMPAVELI product sales receivable, net of discounts and allowances of $0.3 million and $0.2 million, respectively. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaled $2.5 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

4. Inventory

The Company’s inventory of EMPAVELI consisted of the following as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$19,292	$5,749
Semi-finished goods	27,973	10,058
Finished goods	1,186	479
Total Inventories	$48,451	$16,286

5. Prepaid Assets and Accrued Expenses

Prepaid assets include $13.8 million and $12.0 million of prepaid research and development costs as of June 30, 2022 and December 31, 2021, respectively.

Accrued expenses are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development	$39,006	$35,217
Accrued cost of research collaboration	—	25,000
Accrued license fee	—	5,000
Accrued royalties	1,042	—
Accrued payroll liabilities	22,182	25,212
Other	27,189	12,810
Total	$89,419	$103,239

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

Under the SFJ agreement, following regulatory approval by the FDA for the use of systemic pegcetacoplan as a treatment for PNH, the Company is obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained regulatory approval by the FDA on May 14, 2021 and paid to SFJ the initial payment of $4.0 million in June 2021 and the first annual payment of $11.5 million in May 2022. The subsequent annual payments remaining are due and payable in May of each year from 2023 through 2027.

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

From December 15, 2021 to the final annual payment due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under FASB ASC Topic 835, Interest, over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the unaudited condensed consolidated statement of operations.

The following table summarizes the development liability (in thousands):

	June 30, 2022	December 31, 2021	Effective Interest Rate
Development liability	$439,500	$456,000	7.91%
Less: Unamortized discount to development liability	(89,929)	(103,265)
Less: Current portion of development liability, net of discount	(15,842)	(7,584)
Total long term development liability	$333,729	$345,151

For the three and six months ended June 30, 2022, interest expense of $6.6 million and $13.3 million, respectively, was recorded for the accretion of the development liability.

The following table presents a rollforward of the development derivative liability for the six months ended June 30, 2021 (in thousands):

Balance at fair market value, January 1, 2021	$257,868
Loss from remeasurement of development derivative liability	17,084
Balance at fair market value, March 31, 2021	$274,952
Amount repaid under the SFJ agreement and SFJ amendment	(4,000)
Loss from remeasurement of development derivative liability	21,180
Balance at fair market value, June 30, 2021	$292,132

For the six months ended June 30, 2021, the total change in fair value of $38.3 million was recorded in loss from remeasurement of development derivative liability in the unaudited condensed consolidated statement of operations.

The derivative fair value as of June 30, 2021 was a Level 3 fair value measurement and was valued using a scenario-based discounted cash flow method, whereby each scenario made assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the Level 3 fair value model included (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.15%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.15% as of June 30, 2021. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

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

In January 2021 and in July 2021, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes. Under the terms of these exchange agreements, in January 2021 and July 2021, the holders exchanged approximately $126.1 million of 2019 Convertible Notes and $201.1 million of 2019 and 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares and 5,992,217 shares, respectively, of common stock issued by the Company. In accordance with FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options,” (“ASC 470-20”) the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and so the Convertible Notes were convertible at the option of the holders. Certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares, which were issued in October 2021.

As of June 30, 2022, the Company held in treasury Convertible Notes in principal amount of $327.2 million which notes had not been cancelled.

Interest expense for the Convertible Notes was $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively. For the three months ended June 30, 2022, interest expense included accrued semi-annual coupon payable of $1.7 million and amortization of debt issuance costs of $0.1 million. For the six months ended June 30, 2022, interest expense included accrued semi-annual coupon payable of $3.4 million and amortization of debt issuance costs of $0.2 million. As of June 30, 2022 and December 31, 2021, $2.7 million and $3.0 million, respectively, of debt issuance costs was recorded in the unaudited condensed consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

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

The aggregate principal balance of the Convertible Notes held by third parties, net of unamortized debt issuance costs, as of June 30, 2022 and December 31, 2021 was $189.3 million and $189.0 million respectively.

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

As of June 30, 2022 and December 31, 2021, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Operating Lease Assets	$20,755	$19,901
Operating Lease Liabilities	$21,988	$21,196
Weighted Average Remaining Term in years	4.01	4.66
Weighted Average discount rate used to measure outstanding lease liabilities	7.30%	7.71%

For the three months ended June 30, 2022 and 2021, the total lease cost for operating lease expense was $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2022 and 2021, the total lease cost for operating lease expense was $2.9 million and $2.7 million, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30 is as follows (in thousands):

	2022	2021
Operating cash flows for operating leases	$3,532	$2,945
Operating lease assets obtained in exchange for lease obligations	$—	$5,675

The maturities of the Company’s operating lease liabilities as of June 30, 2022 are as follows (in thousands):

2022	3,313
2023	6,667
2024	5,905
2025	4,745
2026 and thereafter	4,839
Total future minimum lease payments less	25,469
Imputed interest	(3,481)
Total operating lease liabilities	$21,988

9. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$249,124	$—	$(817)	$248,307

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$60,357	$3	$(2)	$60,358

All available-for-sale securities mature in one year or less.

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the six months ended June 30, 2022 and June 30, 2021 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)
Net other comprehensive income (loss)	(52)	83	31
Balances, March 31, 2022	(51)	(2,008)	(2,059)
Net other comprehensive loss	(766)	(369)	(1,135)
Balances, June 30, 2022	$(817)	$(2,377)	$(3,194)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	79	(1,582)	(1,503)
Balances, March 31, 2021	71	(1,691)	(1,620)
Net other comprehensive loss	(35)	(174)	(209)
Balances, June 30, 2021	$36	$(1,865)	$(1,829)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		June 30, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$549,895	$—	$—	$549,895
Total Financial Assets		$549,895	$—	$—	$549,895

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$598,833	$—	$—	$598,833
Total Financial Assets		$598,833	$—	$—	$598,833

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		June 30, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$248,307	—	—	$248,307
Total Financial Assets		$248,307	$—	$—	$248,307

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$60,358	$—	$—	$60,358
Total Financial Assets		$60,358	$—	$—	$60,358

The Company's Convertible Notes and development liability are financial instruments that are reported in the financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of June 30, 2022 and December 31, 2021.

The fair value of the Convertible Notes was $287.3 million as of June 30, 2022 and $290.7 million as of December 31, 2021. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

The fair value of the development liability was $317.8 million and $352.7 million as of June 30, 2022 and December 31, 2021, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. Income Taxes

For the three and six months ended June 30, 2022, the Company recorded $0.5 million and $1.7 million of income tax expense, respectively, primarily pertaining to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited. There was no income tax provision for the three months and six months ended June 30, 2021.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended June 30, 2022.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company recorded $1.6 million of unrecognized tax benefits for the period ended June 30, 2022. If such unrecognized tax benefits were realized, the entire amount would impact the tax provision. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

13. License and Collaboration Agreements

Sobi License and Collaboration Agreement

On October 27, 2020, the Company and its subsidiaries, Apellis Switzerland GmbH and APL DEL Holdings, LLC entered into a Collaboration and License Agreement (the “Sobi collaboration agreement”) with Swedish Orphan Biovitrum AB (Publ) (“Sobi”), concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020, and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory development and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $25.0 million in January 2021 and $20.0 million in January 2022. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ.

Sobi Accounting Analysis

The Company has determined that the Sobi collaboration agreement is within the scope of FASB ASC Topic 808, Collaborative Arrangement Guidance and Considerations, (“ASC 808”) as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC 808 does not address measurement or recognition matters but allows for analogizing to FASB ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). Pursuant to ASC 606, the Company performed the following five steps: (i) identified the contract(s) with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when (or as) the entity satisfies a performance obligation.

The Company identified the following material distinct promises under the Sobi collaboration agreement: (1) licenses to develop and commercialize pegcetacoplan (“Licenses to IP”), and (2) performance of research and development services. The Company determined the promises to be distinct because Sobi can benefit from each of the license and the development services on their own or with readily available services. The Company could have provided the license without any development services and Sobi would have been able to benefit from it by obtaining development services from another provider as the Licensed Products are at a more mature stage in their life cycle.

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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone revenue resulting from any of its licensing arrangements. The Company has recognized $0.7 million and $0.8 million of royalty revenue for the three and six months ended June 30, 2022, respectively. Management periodically assesses the elements of the contract and re-evaluates revenue recognition as necessary.

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

Under the Sobi collaboration agreement, for the three and six months ended June 30, 2022 and 2021, the Company did not recognize licensing revenue. For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $0.8 million, respectively, of royalty revenue. The Company did not recognize any royalty revenue for the three and six months ended June 30, 2021. For the six months ended June 30, 2022, the Company recognized $5.0 million for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. The Company did not recognize any contra-research and development expense for the three months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized $9.1 million and $17.2 million, respectively, for contra-research and development expense.

As of June 30, 2022, the Company recorded a receivable of $35.0 million, with $20.0 million in current assets and $15.0 million in long-term assets, on the unaudited condensed consolidated balance sheet. The total receivable balance as of June 30, 2022 is for contra-research and development reimbursement from Sobi.

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

In January 2021, the Company paid $25.0 million for sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021 the Company paid $1.0 million to Penn upon the achievement of a development milestone. In June 2022 the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone, which was accrued as of December 31, 2021, as it was considered probable at that time. The $5.0 million development milestone was recorded in accrued expenses on the unaudited condensed consolidated balance sheet as of December 31, 2021.

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

As part of the Beam collaboration agreement, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. In June 2022, the Company paid $25.0 million which was recorded as a cost of research collaboration expense for the year ended December 31, 2021, as it was considered probable of achievement. The Company and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc. and Bachem AG (collectively, “Bachem”), agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years, and a commercial supply agreement with NOF Corporation (“NOF”), to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of June 30, 2022, we are obligated to pay up to $97.6 million to these vendors. In addition, we have other non-cancelable purchase agreements as of June 30, 2022, where we are obligated to pay up to $3.3 million to these vendors.

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

	As of June 30,
	2022	2021
Convertible notes	4,865	9,981
Common stock options	13,072	12,981
Restricted stock units	3,254	1,012
Total	21,191	23,974

16. Subsequent Events

In July 2022, the Company entered into separate, privately negotiated exchange agreements with certain holders of its Convertible Notes. Under the terms of the exchange agreements, the holders exchanged approximately $98.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 3,027,018 shares of common stock issued by the Company. These exchange transactions closed in August 2022. The Company also issued 46,132 shares of common stock to our financial advisor for compensation for services performed in connection with the exchange transactions. Following closing of the exchange transactions, there was $93.9 million in aggregate principal amount of Convertible Notes outstanding and held by third parties. The Company held in treasury Convertible Notes in aggregate principal amount of $425.4 million, which notes had not been cancelled.

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

In May 2021, the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI® (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. Since our launch of EMPAVELI in May 2021 through June 30, 2022, we generated $42.9 million in net product revenue from sales. For the three and six months ended June 30, 2022, we generated $15.7 million and $27.8 million, respectively, in net product revenue from sales of EMPAVELI.

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

We also are leveraging our expertise in targeting C3 to advance intravitreal pegcetacoplan as the first potential treatment for geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD. Intravitreal pegcetacoplan has the potential to be a breakthrough for patients with GA, a disease that affects approximately one million people in the U.S. and five million people worldwide. Based on the results of our Phase 3 (DERBY and OAKS) and Phase 2 (FILLY) clinical trials of intravitreal pegcetacoplan, we submitted a new drug application, or NDA, to the FDA in June 2022 with a request for six-month priority review. In July 2022, the FDA accepted the NDA and granted priority review with a Prescription Drug User Fee Act (PDUFA) target date of November 26, 2022. The FDA stated that it is not planning to hold an advisory committee meeting to discuss the NDA. We also plan to submit a market authorization application, or MAA, to the European Medicines Agency, or the EMA, in the second half of 2022. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

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

We are also evaluating the administration of systemic pegcetacoplan as an approach to enabling adeno-associated virus, or AAV, vector administration for gene therapies. We believe complement inhibition may yield important benefits when used in combination with AAV-delivered gene therapies, such as increasing the safety of AAV-delivered gene therapies, decreasing the required AAV dose needed to achieve a therapeutic effect, and allowing for dosing in patients who have pre-existing antibodies. In collaboration with commercial and academic researchers, we are advancing pre-clinical studies to assess the impact of complement inhibition on AAV-delivered gene therapies. In collaboration with Spark Therapeutics, Inc., we presented pre-clinical data in May 2022 at the American Society for Gene Therapy Annual Meeting.

Lastly, we are developing additional product candidates with other routes of administration and plan to conduct clinical trials of these product candidates, including the combination of EMPAVELI and a small interfering RNA, or siRNA, which may offer the potential to reduce the treatment frequency of EMPAVELI by reducing the production of C3 proteins in the liver. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

At month 18, pegcetacoplan continued to demonstrate a favorable safety profile, consistent with safety at 12 months and longer-term exposure to intravitreal injections. The rate of infectious endophthalmitis was 0.044% per injection, and the rate of intraocular inflammation was 0.23% per injection. Rates of endophthalmitis and intraocular inflammation continue to be generally in line with those reported in studies of other intravitreal therapies. No events of retinal vasculitis or retinal vein occlusion were observed. The combined rate of new-onset exudations at month 18 was 9.5%, 6.2%, and 2.9% in the pegcetacoplan monthly, every-other-month, and sham groups, respectively.

Additional data presented at the Association for Research in Vision and Ophthalmology Annual Meeting in May 2022 showed that monthly and every-other-month intravitreal pegcetacoplan showed a continuous and clinically meaningful reduction in the growth of both extrafoveal and foveal lesions at month 18.

We plan to continue the buildout of our ophthalmology team in the United States with leadership positions in place across medical affairs, marketing and sales, and market access, and we have also begun to build out our European team and affiliates in Germany and Australia.

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

In December 2021, the EC approved Aspaveli for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, systemic pegcetacoplan was approved for the treatment of PNH in Saudi Arabia and Australia, and in March 2022, systemic pegcetacoplan was approved for the treatment of PNH in the United Kingdom. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement with Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

C3G/IC-MPGN. We have initiated and will continue to lead our registrational program in C3G / IC-MPGN. We dosed the first patient in the NOBLE trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN in September of 2021. In June 2022, we dosed the first patient in our Phase 3 VALIANT trial. VALIANT is a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial being conducted in approximately 90 patients who are 12 years of age and older with primary IC-MPGN or C3G. VALIANT is the only study to include both native kidney patients and patients who have recurrent disease after receiving a kidney transplant.

ALS. In March 2022, we completed enrollment in MERIDIAN, our randomized, placebo-controlled Phase 2 clinical trial of systemic pegcetacoplan in adults with sporadic ALS. The trial enrolled approximately 250 adults. Trial participants are randomized in a 2:1 ratio to receive pegcetacoplan or placebo while continuing to receive their existing standard of care treatment for ALS. After 52 weeks of blinded treatment, all patients in the study will receive pegcetacoplan. We expect to report top-line data from this trial in mid-2023.

CAD and HSCT-TMA. Sobi will lead development activities for a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA. In early 2022, Sobi dosed the first patient in the Phase 2 clinical trial of systemic pegcetacoplan in patients with HSCT-TMA. Sobi expects to begin the Phase 3 trial in patients with CAD in the second half of 2022.

Pipeline. We are developing pegcetacoplan in multiple indications and other product candidates targeting C3 through various routes of administration. We plan to conduct clinical trials of these compounds in additional complement-dependent indications.

We plan to advance up to three new product candidates into clinical development in 2023. These candidates include a siRNA treatment designed to reduce the production of C3 proteins by the liver; an oral alternative pathway inhibitor for certain renal conditions; and APL-2006, a novel compound designed to treat both GA and wet AMD by intravitreal administration. We also plan to continue our research activities under collaboration with Beam to develop gene-editing therapies in multiple therapeutic areas.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $852.8 million. We believe that our cash and cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and committed development reimbursement payments from Sobi, as of June 30, 2022, will be sufficient to enable us to fund our current operations at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information see “Liquidity and Capital Resources.”

Since the launch of EMPAVELI in May 2021 through June 30, 2022, we have generated $42.9 million of net product revenue from sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $156.0 million and $219.2 million for the three months ended June 30, 2022 and, 2021, respectively, and $294.9 million and $402.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $2.0 billion.

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

We temporarily closed our facilities in March 2020 in respect to the COVID-19 pandemic. We have since reopened our facilities, subject to compliance with strict safety guidelines, but many of our employees continue to work remotely. As of the date of this Quarterly Report on Form 10-Q, we do not believe that the COVID-19 pandemic has had a significant impact upon our operations, including sales of EMPAVELI (except to the extent that our representatives’ access to the offices of health care providers was limited during the omicron wave of the pandemic), our ongoing clinical trials (except for the delay of the clinical trials for ALS) and the manufacture and supply of our product candidates.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021. In 2022, we paid SFJ $16.5 million which consisted of $5.0 million in connection with the EMA approval in December 2021 and $11.5 million in connection with the one-year anniversary of the FDA approval, respectively. We are obligated to pay SFJ an additional $439.5 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. For the remainder of 2022, we are obligated to pay a total of $18.0 million in connection with the one-year anniversary of the EMA approval.

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

Licensing and Other Revenue

Licensing and other revenue is derived from our collaboration agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration.

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

We anticipate that our general and administrative expenses will increase in the future to support the commercialization of EMPAVELI in PNH and, if approved, intravitreal pegcetacoplan, continued research and development activities, potential commercialization of our other product candidates and costs of operating as a public company.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021 (in thousands, except percentages)

	For the Three Months Ended June 30,		Change	Change
	2022	2021	$	%
Revenue:
Product revenue, net	$15,654	$623	$15,031	2,413%
Licensing and other revenue	668	—	668	100%
Total revenue:	16,322	623	15,699	2,520%
Operating expenses:
Cost of sales	82	—	82	100%
Research and development	101,661	95,943	5,718	6%
Cost of research collaboration	—	50,000	(50,000)	(100%)
General and administrative	63,203	48,967	14,236	29%
Total operating expenses:	164,946	194,910	(29,964)	(15%)
Net operating loss	(148,624)	(194,287)	45,663	(24%)
Loss from remeasurement of development derivative liability	—	(21,180)	21,180	(100%)
Interest income	1,432	104	1,328	1,277%
Interest expense	(8,448)	(3,767)	(4,681)	124%
Other income/(expense), net	149	(61)	210	(344%)
Net loss before taxes	(155,491)	(219,191)	63,700	(29%)
Income tax expense	486	—	486	100%
Net loss	$(155,977)	$(219,191)	$63,214	(29%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021. We recognized $15.7 million and $0.6 million of net product revenue for the three months ended June 30, 2022 and 2021.

Licensing and Other Revenue

Licensing and other revenue includes $0.7 million in royalty revenue from Sobi during the three months ended June 30, 2022. We did not recognize any licensing and other revenue for the three months ended June 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended June 30,		Change	Change
	2022	2021	$	%
Clinical trial costs	$22,636	$29,810	$(7,174)	(24%)
Compensation and related personnel costs	39,136	25,913	13,223	51%
Contract manufacturing	13,278	23,842	(10,564)	(44%)
Sobi development milestone	—	(9,112)	9,112	(100%)
Research / innovation costs	5,086	5,674	(588)	(10%)
Other development costs	17,452	15,621	1,831	12%
Pre-clinical study expenses	3,916	4,108	(192)	(5%)
Device development expenses	157	87	70	80%
Research and development expenses	101,661	95,943	5,718	6%
Cost of research collaboration	—	50,000	(50,000)	(100%)
Total research and development expenses	$101,661	$145,943	$(44,282)	(30%)

Research and development expenses decreased by $44.3 million to $101.7 million for the three months ended June 30, 2022 from $145.9 million for the three months ended June 30, 2021, a decrease of 30%. The decrease was primarily attributable to the $50.0 million cost of research collaboration associated with the collaboration arrangement with Beam Therapeutics, Inc., or Beam, recorded in the prior period, a decrease of $10.6 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, a decrease of $7.2 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, and a decrease of $0.6 million in research and innovation costs. The decrease was partially offset by a $13.2 million increase in personnel related costs due to having more employees in the three months ended June 30, 2022, a decrease of $9.1 million in contra research and development expense related to the Sobi transaction, and a $1.8 million increase in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses.

General and Administrative Expenses

General and administrative expenses increased by $14.2 million to $63.2 million for the three months ended June 30, 2022, from $49.0 million for the three months ended June 30, 2021, an increase of 29%. The increase was primarily attributable to higher employee related costs of $7.9 million, an increase in professional and consulting fees and general commercial preparation activities of $4.3 million, higher office costs of $2.0 million, an increase in travel related expenses of $0.9 million, and higher insurance costs of $0.1 million. The increase was partially offset by lower director stock option compensation of $1.0 million. The increase in employee related costs of $7.9 million consisted of a $6.4 million increase in salaries and benefits primarily due to the higher number of employees in the current period, an increase of $1.3 million in recruiting expenses, and $0.2 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees. The increase in other professional and consulting fees and general commercial preparation activities of $4.3 million was primarily related to higher commercialization related activity of $6.8 million, and was partially offset by a decrease in general professional fees of $2.5 million.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $21.2 million for the three months ended June 30, 2021. On December 15, 2021, the development derivative liability was reclassified to development liability and no longer remeasured to fair value at the end of each quarter. See Note 6 Development Liability and Development Derivative Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the development derivative liability.

Interest Income

Interest income was $1.4 million for the three months ended June 30, 2022, an increase of $1.3 million, compared to $0.1 million for the three months ended June 30, 2021. The increase in interest income was primarily attributable to purchases of marketable securities during the month ended June 30, 2022.

Interest Expense

Interest expense was $8.4 million for the three months ended June 30, 2022 and $3.8 million for the three months ended June 30, 2021. The increase is primarily due to accretion of the development liability discount related to the SFJ agreement in the current period.

Other Income/(Expense), Net

Other income/(expense), net, increased $0.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase in other taxes and foreign currency revaluation gains.

Income Tax Expense

Income tax expense increased by $0.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase primarily pertained to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited.

Six Months Ended June 30, 2022 and 2021 (in thousands, except percentages)

	For the Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Revenue:
Product revenue, net	$27,763	$623	$27,140	4,356%
Licensing and other revenue	2,940	—	2,940	100%
Total revenue:	30,703	623	30,080	4,828%
Operating expenses:
Cost of sales	1,329	—	1,329	100%
Research and development	192,606	179,955	12,651	7%
Cost of research collaboration	—	50,000	(50,000)	(100%)
General and administrative	114,390	89,546	24,844	28%
Total operating expenses:	308,325	319,501	(11,176)	(3%)
Net operating loss	(277,622)	(318,878)	41,256	(13%)
Loss on conversion of debt	—	(39,487)	39,487	(100%)
Loss from remeasurement of development derivative liability	—	(38,264)	38,264	(100%)
Interest income	1,530	237	1,293	546%
Interest expense	(16,986)	(7,941)	(9,045)	114%
Other (expense)/ income, net	(140)	1,483	(1,623)	(109%)
Net loss before taxes	$(293,218)	$(402,850)	$109,632	(27%)
Income tax expense	1,694	—	1,694	100%
Net loss	$(294,912)	$(402,850)	$107,938	(27%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021. We recognized $27.8 million and $0.6 million of net product revenue for the six months ended June 30, 2022 and 2021.

Licensing and Other Revenue

Licensing and other revenue of $2.9 million during the six months ended June 30, 2022 includes $2.1 million in revenue for product supplied to Sobi and $0.8 million in royalty revenue. We did not recognize any licensing and other revenue for the six months ended June 30, 2021.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Clinical trial costs	$49,434	$60,709	$(11,275)	(19%)
Compensation and related personnel costs	76,895	50,470	26,425	52%
Contract manufacturing	23,606	45,650	(22,044)	(48%)
Sobi development milestone	(4,993)	(17,165)	12,172	(71%)
Research / innovation costs	9,068	9,352	(284)	(3%)
Other development costs	32,548	24,717	7,831	32%
Pre-clinical study expenses	5,781	6,027	(246)	(4%)
Device development expenses	267	195	72	37%
Research and development expenses	192,606	179,955	12,651	7%
Cost of research collaboration	—	50,000	(50,000)	(100%)
Total research and development expenses including cost of research collaboration	$192,606	$229,955	$(37,349)	(16%)

Research and development expenses decreased by $37.4 million to $192.6 million for the six months ended June 30, 2022 from $230.0 million for the six months ended June 30, 2021, a decrease of 16%. The decrease was primarily attributable to the $50.0 million cost of research collaboration associated with the Beam arrangement recorded in the prior period, a decrease of $22.1 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, a decrease of $11.3 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, and decreases of $0.2 million in research and innovation costs and $0.2 million in pre-clinical study expenses. The decrease was partially offset by a $26.4 million increase in personnel related costs due to having more employees in the six months ended June 30, 2022, a decrease of $12.2 million in contra research and development expense related to the Sobi transaction, and a $7.8 million increase in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses.

General and Administrative Expenses

General and administrative expenses increased by $24.9 million to $114.4 million for six months ended June 30, 2022, from $89.5 million for the six months ended June 30, 2021, an increase of 28%. The increase was primarily attributable to an increase in employee related costs of $14.5 million, an increase in professional and consulting fees and general commercial preparation activities of $9.0 million, an increase in travel related expenses of $1.8 million, higher office costs of $1.1 million, and an increase in insurance costs of $0.3 million. The increase was partially offset by lower director stock option compensation of $1.8 million. The increase in employee related costs of $14.5 million consisted of a $7.4 million increase in salaries and benefits primarily due to the higher number of employees in the current period, an increase of $5.2 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, and an increase of $1.8 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $9.0 million primarily related to higher commercialization related activity of $10.7 million, partially offset by a decrease in general professional fees of $1.7 million.

Loss on Conversion of Debt

Loss on conversion of debt was $39.5 million for the six months ended June 30, 2021. We did not have any conversions of debt during the six months ended June 30, 2022. See Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the conversion of debt in the six months ended June 30, 2021.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $38.3 million for the six months ended June 30, 2021. On December 15, 2021, the development derivative liability was reclassified to development liability and no longer remeasured to fair value at the end of each quarter. See Note 6 Development Liability and Development Derivative Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report for additional details regarding the development derivative liability.

Interest Income

Interest income was $1.5 million for the six months ended June 30, 2022, an increase of $1.3 million compared to $0.2 million for the six months ended June 30, 2021. The increase in interest income was primarily attributable to purchases of marketable securities during the month ended June 30, 2022.

Interest Expense

Interest expense was $17.0 million for the six months ended June 30, 2022 and $7.9 million for the six months ended June 30, 2021. The increase was primarily due to accretion of the development liability discount related to the SFJ agreement in the current period.

Other (Expense)/Income, Net

Other (expense)/income, net during the six months ended June 30, 2022 decreased $1.6 million compared to the six months ended June 30, 2021. The decrease was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense increased by $1.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase primarily pertained to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited.

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

In April 2018, we issued and sold 5,500,000 shares of our common stock in a follow-on public offering at a public offering price of $25.50 per share for net proceeds of $131.2 million, after deducting underwriting discounts and commissions of $8.4 million and offering expenses of $0.5 million.

In March 2019, we issued and sold 6,900,000 shares of our common stock in a follow-on offering at a public offering price of $17.00. We received net proceeds of $109.6 million after deducting underwriting discounts and commissions of $7.0 million and offering costs of $0.7 million.

In September 2019, we completed a private offering of $220.0 million aggregate principal amount of Convertible Notes, or the 2019 Convertible Notes. We received net proceeds of approximately $212.9 million after deducting the initial purchasers’ discounts and commissions and offering costs of $7.1 million.

In January 2020, we issued and sold 10,925,000 shares of our common stock in a follow-on offering at a public offering price of $37.00, including 1,425,000 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $381.4 million after deducting underwriting discounts and commissions of $22.2 million and offering costs of $0.5 million.

In May 2020, we completed a private offering of $300.0 million aggregate principal amount of Convertible Notes, or the 2020 Convertible Notes. We received net proceeds of approximately $322.9 million, which included accrued interest March 15, 2020 to, but not including May 12, 2020, and the initial purchasers’ discounts and commissions and offering costs of $6.0 million.

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

In November 2021, we issued and sold 10,062,500 shares of our common stock in a follow-on offering at a public offering price of $40.00, including 1,312,500 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $380.4 million after deducting underwriting discounts and commissions of $22.1 million and offering costs of $0.6 million.

In March 2022, we issued and sold 8,563,830 shares of our common stock in a follow-on offering at a public offering price of $47.00, including 1,117,021 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. We received total net proceeds of $380.1 million after deducting underwriting discounts and commissions of $22.1 million and offering costs of $0.3 million.

In July 2022, we entered into separate, privately negotiated exchange agreements with certain holders of Convertible Notes pursuant to which the holders exchanged approximately $98.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 3,027,018 shares of common stock. These exchange transactions closed in August 2022. Following closing of the exchange transactions, there was $93.9 million in aggregate principal amount of Convertible Notes outstanding and held by third parties. We held in treasury Convertible Notes in aggregate principal amount of $425.4 million, which notes had not been cancelled.

In addition to our existing cash, cash equivalents and marketable securities, we anticipate cash to be generated from sales of EMPAVELI and committed development reimbursement payments from Sobi. Our ability to earn these milestone payments and the timing of earning these payments is dependent upon the outcome of our research and development and commercialization activities and is uncertain at this time.

The capped call transactions that we entered into concurrently with the issuance of the Convertible Notes are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted convertible notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625, the conversion price of the convertible notes.

Refer to Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional information regarding the convertible notes and capped call transactions.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(218,584)	$(282,002)
Net cash used in investing activities	(189,020)	(17,013)
Net cash provided by financing activities	371,969	6,158
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(365)	(1,852)
Net decrease in cash, cash equivalents and restricted cash	$(36,000)	$(294,709)

Net Cash Used in Operating Activities

Net cash used in operating activities was $218.6 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $294.9 million adjusted for $59.2 million of non-cash items, including share-based compensation expense of $43.3 million, depreciation expense of $0.8 million, accretion of discounts for convertible notes of $0.2 million, accretion of discount to the development liability of $13.3 million, and other liabilities of $1.6 million. Further, it includes a net increase in current operating assets of $16.1 million, an increase in other assets of $15.8 million, an increase in accounts payable of $2.6 million and a decrease in accrued expenses of $17.3 million.

Net cash used in operating activities was $282.0 million for the six months ended June 30, 2021 and consisted primarily of a net loss of $402.9 million adjusted for $115.1 million of non-cash items, including a loss on early conversion of debt of $39.5 million and a loss from remeasurement of development derivative liability of $38.3 million, share-based compensation expense of $34.2 million, and the forfeiture of accrued interest in the exchange of the 2019 Convertible Notes of $1.7 million, a net increase in current operating assets of $16.2 million, a decrease in other assets of $2.8 million, a decrease in accounts payable of $3.3 million and an increase in accrued expenses of $22.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $189.0 million due primarily to the purchase and maturity of marketable securities.

Net cash used in investing activities during the six months ended June 30, 2021 was $17.0 million due primarily to the purchase of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $372.0 million during the six months ended June 30, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million, $8.8 million proceeds upon the exercise of stock options and $2.5 million proceeds from the issuance of common stock under the employee stock purchase plan partially offset by payments of $16.5 million for the development liability as well as $3.0 million for the payments of employee tax withholding related to equity-based compensation.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of EMPAVELI and pre-commercialization activities related to intravitreal pegcetacoplan for GA. In addition, we expect our expenses to increase as we continue the research and development of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2022, along with cash anticipated to be generated from sales of EMPAVELI and committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting resources to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA. We will incur substantial additional commercialization expenses for intravitreal pegcetacoplan if we obtain regulatory approval for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI, the development of intravitreal pegcetacoplan and other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $852.8 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

On August 4, 2022, we closed the additional privately negotiated exchange transactions that we announced in a Current Report on Form 8–K filed on August 2, 2022 with certain holders of our 3.5% Convertible Senior Notes due 2026 (the "Notes"). In these exchange transactions, the holders exchanged approximately $22.5 million in aggregate principal amount of Notes and we issued an aggregate of 693,004 shares of common stock.

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

Apellis Pharmaceuticals, Inc.

Date: August 8, 2022	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: August 8, 2022	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)