Form 10-Q
period 2022-09-30
Apellis Pharmaceuticals, Inc.
filed 2022-11-07
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 110,575,547 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$584,189	$640,192
Marketable securities	124,364	60,358
Accounts receivable	8,091	10,103
Inventory	59,753	16,286
Prepaid assets	30,356	24,868
Restricted cash	1,259	1,563
Other current assets	23,925	70,677
Total current assets	831,937	824,047
Non-current assets:
Right-of-use assets	19,522	19,901
Property and equipment, net	5,681	6,177
Other assets	15,752	31,640
Total assets	$872,892	$881,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,099	$16,909
Accrued expenses	79,778	103,239
Current portion of development liability	16,146	7,584
Current portion of right-of-use liabilities	5,423	4,115
Total current liabilities	115,446	131,847
Long-term liabilities:
Long-term development liability	340,142	345,151
Convertible senior notes	92,663	189,024
Right-of-use liabilities	15,287	17,081
Other liabilities	1,938	—
Total liabilities	565,476	683,103
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2022 and December 31, 2021; 110,476 shares issued and outstanding at September 30, 2022, and 97,524 shares issued and outstanding at December 31, 2021	11	10
Additional paid-in capital	2,453,301	1,857,430
Accumulated other comprehensive loss	(3,027)	(2,090)
Accumulated deficit	(2,142,869)	(1,656,688)
Total stockholders’ equity	307,416	198,662
Total liabilities and stockholders’ equity	$872,892	$881,765

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$17,676	$5,314	$45,439	$5,937
Licensing and other revenue	4,380	336	7,320	336
Total revenue:	22,056	5,650	52,759	6,273
Operating expenses:
Cost of sales	1,381	149	2,711	149
Research and development	95,207	87,733	287,813	267,688
Cost of research collaboration	—	—	—	50,000
General and administrative	78,406	45,763	192,795	135,309
Total operating expenses:	174,994	133,645	483,319	453,146
Net operating loss	(152,938)	(127,995)	(430,560)	(446,873)
Loss on conversion of debt	(32,890)	(61,102)	(32,890)	(100,589)
Loss from remeasurement of development derivative liability	—	(4,219)	—	(42,483)
Interest income	2,809	144	4,339	381
Interest expense	(7,903)	(2,282)	(24,888)	(10,223)
Other income/(expense), net	99	(117)	(42)	1,366
Net loss before taxes	(190,823)	(195,571)	(484,041)	(598,421)
Income tax expense	446	—	2,140	—
Net loss	$(191,269)	$(195,571)	$(486,181)	$(598,421)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on marketable securities	435	(25)	(383)	19
Foreign currency loss	(268)	(156)	(554)	(1,912)
Total other comprehensive income/(loss)	167	(181)	(937)	(1,893)
Comprehensive loss, net of tax	$(191,102)	$(195,752)	$(487,118)	$(600,314)
Net loss per common share, basic and diluted	$(1.75)	$(2.28)	$(4.65)	$(7.31)
Weighted-average number of common shares used in net loss per common share, basic and diluted	109,126	85,661	104,608	81,846

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Common Stock -follow-on-offering	8,564	1	380,119	—		380,120
Issuance of common stock upon exercise of stock options	239	—	4,000	—	—	4,000
Vesting of restricted stock units, net of shares withheld for taxes	113	—	(2,416)	—	—	(2,416)
Share-based compensation expense	—	—	20,773	—	—	20,773
Unrealized gain on available-for-sale investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(138,935)	(138,935)
Foreign currency gain	—	—	—	83	—	83
Balance at March 31, 2022	106,440	11	2,259,906	(2,059)	(1,795,623)	462,235
Issuance of common stock upon exercise of stock options	283	—	4,770	—	—	4,770
Vesting of restricted stock units, net of shares withheld for taxes	26	—	(536)	—	—	(536)
Share-based compensation expense	—	—	22,530	—	—	22,530
Issuance of common stock to employee stock purchase plan	92	—	2,531	—	—	2,531
Unrealized loss on available-for-sale investments	—	—	—	(766)	—	(766)
Net loss	—	—	—	—	(155,977)	(155,977)
Foreign currency loss	—	—	—	(369)		(369)
Balance at June 30, 2022	106,841	$11	$2,289,201	$(3,194)	$(1,951,600)	$334,418
Issuance of shares in exchange of Convertible Notes, including issuance costs	3,073	—	129,636	—	—	129,636
Forfeiture of accrued interest in exchange of Convertible Notes	—	—	1,287	—	—	1,287
Issuance of common stock upon exercise of stock options	521	—	10,639	—	—	10,639
Vesting of restricted stock units, net of shares withheld for taxes	41	—	(1,003)	—	—	(1,003)
Share-based compensation expense	—	—	23,541	—	—	23,541
Issuance of common stock to employee stock purchase plan	—	—	—	—	—	—
Unrealized gain on available-for-sale investments	—	—	—	435	—	435
Net loss	—	—	—	—	(191,269)	(191,269)
Foreign currency loss	—	—	—	(268)	—	(268)
Balance at September 30, 2022	110,476	$11	$2,453,301	$(3,027)	$(2,142,869)	$307,416

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

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(486,181)	$(598,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	66,844	51,355
Loss on conversion of debt	32,890	100,589
Loss from remeasurement of development derivative liability	—	42,483
Forfeiture of accrued interest in exchange of convertible notes	1,287	4,171
Amortization of right-of-use assets	(105)	110
Depreciation expense	1,164	1,006
Amortization of discounts for convertible notes, net of financing costs	386	821
Accretion of discount to development liability	20,053	—
Other liabilities	1,938	—
Changes in operating assets and liabilities:
Accounts receivable	2,010	(2,618)
Inventory	(43,436)	(1,677)
Prepaid assets	(5,492)	(5,862)
Other current assets	45,457	6,677
Other assets	15,885	(3,956)
Accounts payable	(4,437)	(3,213)
Accrued expenses	(21,264)	(42,092)
Net cash used in operating activities	(373,001)	(450,627)
Investing Activities
Purchase of property and equipment	(673)	(1,084)
Purchase of available-for-sale securities	(331,863)	(171,280)
Proceeds from maturity of available-for-sale securities	268,300	335,000
Net cash (used in) provided by investing activities	(64,236)	162,636
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	380,120	—
Payments for development derivative liability	—	(4,000)
Payments for development liability	(16,500)	—
Proceeds from exercise of stock options	19,409	12,131
Proceeds from issuance of common stock under employee share purchase plan	2,531	1,698
Payments of employee tax withholding related to equity-based compensation	(3,955)	(1,551)
Net cash provided by financing activities	381,605	8,278
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(675)	(2,024)
Net decrease in cash, cash equivalents and restricted cash	(56,307)	(281,737)
Cash, cash equivalents and restricted cash at beginning of period	641,755	567,045
Cash, cash equivalents and restricted cash at end of period	$585,448	$285,308
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$584,189	$283,745
Restricted cash	1,259	1,563
Total cash, cash equivalents, and restricted cash	$585,448	$285,308
Supplemental Disclosures
Cash paid for interest	$5,003	$10,265
Cash paid for income taxes	$156	$—
Convertible Notes exchanged for common stock	$98,086	$327,276

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 7, 2022, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents and marketable securities of $708.6 million as of September 30, 2022 will be sufficient to fund its operations and capital expenditures for at least the next twelve months. The Company’s future viability beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three months ended September 30, 2022 and 2021 were $17.7 million and $5.3 million, respectively. The Company’s product revenues, net of sales discounts and allowances and reserves, for the nine months ended September 30, 2022 and 2021 were $45.4 million and $5.9 million, respectively.

The Company’s accounts receivable balance of $8.1 million as of September 30, 2022 and $10.1 million as of December 31, 2021, consisted of EMPAVELI product sales receivable, net of discounts and allowances of $0.3 million and $0.2 million, respectively. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaled $2.0 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

4. Inventory

The Company’s inventory of EMPAVELI consisted of the following as of September 30, 2022, and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$25,955	$5,749
Semi-finished goods	33,124	10,058
Finished goods	674	479
Total Inventories	$59,753	$16,286

5. Prepaid Assets and Accrued Expenses

Prepaid assets include $16.0 million and $12.0 million of prepaid research and development costs as of September 30, 2022 and December 31, 2021, respectively.

Accrued expenses are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development	$28,071	$35,217
Accrued cost of research collaboration	—	25,000
Accrued license fee	—	5,000
Accrued royalties	723	—
Accrued payroll liabilities	33,467	25,212
Other	17,517	12,810
Total	$79,778	$103,239

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

The following table summarizes the development liability (in thousands):

	September 30, 2022	December 31, 2021	Effective Interest Rate
Development liability	$439,500	$456,000	7.91%
Less: Unamortized discount to development liability	(83,212)	(103,265)
Less: Current portion of development liability, net of discount	(16,146)	(7,584)
Total long term development liability	$340,142	$345,151

For the three and nine months ended September 30, 2022, interest expense of $6.7 million and $20.1 million, respectively, was recorded for the accretion of the development liability.

The following table presents a rollforward of the development derivative liability for the nine months ended September 30, 2021 (in thousands):

Balance at fair market value, January 1, 2021	$257,868
Loss from remeasurement of development derivative liability	17,084
Balance at fair market value, March 31, 2021	$274,952
Amount repaid under the SFJ agreement and SFJ amendment	(4,000)
Loss from remeasurement of development derivative liability	21,180
Balance at fair market value, June 30, 2021	$292,132
Amount repaid under the SFJ agreement and SFJ amendment	—
Loss from remeasurement of development derivative liability	4,219
Balance at fair market value, September 30, 2021	$296,351

For the nine months ended September 30, 2021, the total change in fair value of $42.5 million was recorded in loss from remeasurement of development derivative liability in the unaudited condensed consolidated statement of operations.

The derivative fair value as of September 30, 2021 was a Level 3 fair value measurement and was valued using a scenario-based discounted cash flow method, whereby each scenario made assumptions about the probability and timing of cash flows, and such cash flows are present valued using a risk-adjusted discount rate. The analysis is calibrated such that the value of the derivative as of the date of the SFJ agreement was consistent with an arm’s-length transaction. Key inputs to the Level 3 fair value model included (i) the probability and timing of achieving stated development milestones to receive the next tranches of funding, (ii) the probability and timing of achieving FDA and EMA approval, (iii) SFJ’s cost of borrowing (8.0%), and (iv) the Company’s cost of borrowing (11.9%).

SFJ’s implied cost of borrowing was 8.0% and the Company’s implied cost of borrowing was 11.9% as of September 30, 2021. These implied costs of borrowing were determined assuming the SFJ agreement was initially executed with arm’s-length terms. If the SFJ agreement was instead not determined to be an arm’s-length transaction, then implied discount rates could differ.

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

In January 2021, July 2021 and July 2022, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes and 2020 Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes and 2020 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock issued by the Company. In accordance with FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options,” (“ASC 470-20”) the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

As a result of the January 2021 exchange transactions, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, the Company issued 69,491 shares as settlement of debt issuance costs paid to the Company’s financial advisor in connection with the exchange transaction. For the three months ended March 31, 2021, the Company recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs at their then fair value. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which the Company charged to interest expense and to equity.

As a result of the July 2021 exchange transactions, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, the Company issued 78,419 shares as settlement of issuance costs paid to the Company’s financial advisor in connection with the exchange transaction. For the three months ended September 30, 2021, the Company recorded a loss on conversion of debt of $61.1 million comprised of $55.9 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $5.2 million for the value of the 78,419 shares issued in payment of issuance costs at their then fair value. Upon exchange of the Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which the Company charged to interest expense and to equity.

As a result of the July 2022 transactions, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $96.8 million, consisting of the par value of the Convertible Senior Notes exchanged of $98.1 million less the $1.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,027,018 shares consisting of 2,485,548 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 541,470 shares. Additionally, the Company issued 46,132 shares as settlement of issuance costs paid to the Company’s financial advisor in connection with the exchange transaction. For the three months ended September 30, 2022, the Company recorded a loss on conversion of debt of $32.9 million comprised of $30.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $2.5 million for the value of the 46,132 shares issued in payment of issuance costs at their then fair value. Upon exchange of the Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.3 million, which the Company charged to interest expense and to equity.

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and as a result the Convertible Notes were convertible at the option of the holders until September 30, 2021. During this period, certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares, which were issued in October 2021.

The conditional conversion feature of the Convertible Notes was again triggered as of September 30, 2022, and as a result the Convertible Notes became convertible at the option of the holders. No Convertible Notes were converted through the date of issuance of these unaudited condensed consolidated financial statements.

As of September 30, 2022, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Interest expense for the Convertible Notes was $1.2 million and $4.8 million for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2022, interest expense included accrued semi-annual coupon payable of $1.1 million and amortization of debt issuance costs of $0.1 million. For the nine months ended September 30, 2022, interest expense included accrued semi-annual coupon payable of $4.4 million and amortization of debt issuance costs of $0.4 million. As of September 30, 2022 and December 31, 2021, $1.2 million and $3.0 million, respectively, of debt issuance costs were recorded in the unaudited condensed consolidated balance sheet as a reduction to the carrying amount of the Convertible Notes.

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

The aggregate principal balance of the Convertible Notes held by third parties, net of unamortized debt issuance costs, as of September 30, 2022 and December 31, 2021 was $92.7 million and $189.0 million respectively.

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

As a practical expedient permitted under FASB ASC Topic 842, Leases, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

As of September 30, 2022 and December 31, 2021, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Operating Lease Assets	$19,522	$19,901
Operating Lease Liabilities	$20,710	$21,196
Weighted Average Remaining Term in years	3.79	4.66
Weighted Average discount rate used to measure outstanding lease liabilities	7.32%	7.71%

For the three months ended September 30, 2022 and 2021, the total lease cost for operating lease expense was $1.7 million and $1.4 million, respectively. For the nine months ended September 30, 2022 and 2021, the total lease cost for operating lease expense was $4.6 million and $4.2 million, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30 is as follows (in thousands):

	2022	2021
Operating cash flows for operating leases	$5,499	$4,476
Operating lease assets obtained in exchange for lease obligations	$—	$5,675

The maturities of the Company’s operating lease liabilities as of September 30, 2022 are as follows (in thousands):

2022	1,669
2023	6,673
2024	5,913
2025	4,750
2026 and thereafter	4,839
Total future minimum lease payments less	23,844
Imputed interest	(3,134)
Total operating lease liabilities	$20,710

9. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$124,746	$—	$(382)	$124,364

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$60,357	$3	$(2)	$60,358

All available-for-sale securities mature in one year or less.

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)
Net other comprehensive income (loss)	(52)	83	31
Balances, March 31, 2022	(51)	(2,008)	(2,059)
Net other comprehensive loss	(766)	(369)	(1,135)
Balances, June 30, 2022	(817)	(2,377)	(3,194)
Net other comprehensive income (loss)	435	(268)	167
Balances, September 30, 2022	$(382)	$(2,645)	$(3,027)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	79	(1,582)	(1,503)
Balances, March 31, 2021	71	(1,691)	(1,620)
Net other comprehensive loss	(35)	(174)	(209)
Balances, June 30, 2021	36	(1,865)	(1,829)
Net other comprehensive income (loss)	(25)	(156)	(181)
Balances, September 30, 2021	$11	$(2,021)	$(2,010)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		September 30, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$540,297	$—	$—	$540,297
Total Financial Assets		$540,297	$—	$—	$540,297

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$598,833	$—	$—	$598,833
Total Financial Assets		$598,833	$—	$—	$598,833

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		September 30, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$124,364	—	—	$124,364
Total Financial Assets		$124,364	$—	$—	$124,364

		December 31, 2021
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	$60,358	$—	$—	$60,358
Total Financial Assets		$60,358	$—	$—	$60,358

The Company's Convertible Notes and development liability are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of September 30, 2022 and December 31, 2021. The fair value of the Convertible Notes was $177.5 million as of September 30, 2022 and $290.7 million as of December 31, 2021. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The fair value of the development liability was $320.0 million and $352.7 million as of September 30, 2022 and December 31, 2021, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. Income Taxes

For the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $2.1 million of income tax expense, respectively, primarily pertaining to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited. There was no income tax provision for the three months and nine months ended September 30, 2021.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended September 30, 2022.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company recorded $1.9 million of unrecognized tax benefits for the period ended September 30, 2022. If such unrecognized tax benefits were realized, the entire amount would impact the tax provision. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone revenue resulting from any of its licensing arrangements. The Company has recognized $0.8 million and $1.6 million of royalty revenue for the three and nine months ended September 30, 2022, respectively. Management periodically assesses the elements of the contract and re-evaluates revenue recognition as necessary.

Pursuant to ASC 606, during the year ended December 31, 2020, the Company recognized the $250.0 million in revenue as this is the amount allocated to the license. The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606. As ASC 808 does not include recognition guidance, the Company has established an accounting policy to recognize the payments under the reimbursement as a receivable on the consolidated balance sheet in an amount that is to be reimbursed based upon expense incurred by the Company, with a contra-research and development expense recognized in the consolidated statement of operations, over time as the expenses are incurred.

Under the Sobi collaboration agreement, for the three and nine months ended September 30, 2022 and 2021, the Company did not recognize licensing revenue. For the three and nine months ended September 30, 2022, the Company recognized $0.8 million and $1.6 million, respectively, of royalty revenue. The Company did not recognize any royalty revenue for the three and nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company recognized $5.0 million for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. The Company did not recognize any contra-research and development expense for the three months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized $6.4 million and $23.6 million, respectively, for contra-research and development expense. Since contract inception, the Company has recognized $80.0 million in contra-research and development expenses.

As of September 30, 2022, the Company recorded a receivable of $35.0 million, with $20.0 million in current assets and $15.0 million in long-term assets, on the unaudited condensed consolidated balance sheet. The total receivable balance as of September 30, 2022 is for contra-research and development expenses incurred but not yet reimbursed from Sobi.

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

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees. In January 2021, the Company paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021 the Company paid $1.0 million to Penn upon the achievement of a development milestone. In June 2022 the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone, which was accrued as of December 31, 2021, as it was considered probable at that time. The $5.0 million development milestone was recorded in accrued expenses on the unaudited condensed consolidated balance sheet as of December 31, 2021.

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

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product with Bachem Americas, Inc. and Bachem AG, under which the Company has agreed to purchase a significant portion of its requirements for the pegcetacoplan drug substance over the next five years, and a commercial supply agreement with NOF Corporation, under which the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of September 30, 2022, the Company is obligated to pay up to $112.1 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of September 30, 2022, under which it is obligated to pay up to $6.2 million to these vendors.

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

	As of September 30,
	2022	2021
Convertible notes	2,379	4,884
Common stock options	12,511	12,954
Restricted stock units	3,568	1,071
Total	18,458	18,909

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

In May 2021, the U.S. Food and Drug Administration, or the FDA, approved EMPAVELI® (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. Since our launch of EMPAVELI in May 2021 through September 30, 2022, we generated $60.5 million in net product revenue from sales. For the three and nine months ended September 30, 2022, we generated $17.7 million and $45.4 million, respectively, in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli® (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. To date, systemic pegcetacoplan has also been approved for the treatment of PNH in Saudi Arabia, Australia, and the United Kingdom. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement, or the Sobi collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of EMPAVELI/Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We also are leveraging our expertise in targeting C3 to advance intravitreal pegcetacoplan as the first potential treatment for geographic atrophy, or GA, secondary to age-related macular degeneration, or AMD. We believe that intravitreal pegcetacoplan has the potential to be a breakthrough for patients with GA, a disease that affects approximately one million people in the United States and five million people worldwide. Based on the results of our Phase 3 (DERBY and OAKS) and Phase 2 (FILLY) clinical trials of intravitreal pegcetacoplan, we submitted a new drug application, or NDA, to the FDA in June 2022 with a request for six-month priority review. In July 2022, the FDA accepted the NDA and granted priority review with a Prescription Drug User Fee Act (PDUFA) target action date of November 26, 2022. In August 2022, we announced 24-month top-line data showing increased effects over time with intravitreal pegcetacoplan in the Phase 3 DERBY and OAKS clinical trials in GA. We plan to submit the 24-month efficacy data from DERBY and OAKS in a major amendment to the NDA, which would extend the review period by three months with an expected PDUFA target action date in February 2023. The 24-month safety data were previously submitted as part of the 120-day update. The FDA has stated that it is not planning to hold an advisory committee meeting to discuss the NDA. We plan to submit a market authorization application, or MAA, to the European Medicines Agency, or the EMA, in December 2022.

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

In August 2022, we announced top-line data at 24 months from DERBY and OAKS showing increased effects over time with intravitreal pegcetacoplan in GA (all p-values are nominal). In OAKS, monthly and every-other-month treatment with intravitreal pegcetacoplan reduced GA lesion growth by 22% (p<0.0001) and 18% (p=0.0002), respectively. In DERBY, monthly and every-other-month treatment with intravitreal pegcetacoplan reduced GA lesion growth by 19% (p=0.0004) and 16% (p=0.0030), respectively.

Between months 18-24, the pegcetacoplan treatment effect accelerated compared to previous six-month periods, with reductions of GA lesion growth of 30% and 24% in the monthly and every-other-month arms, respectively, with nominal p-values of <0.0001 in both arms, when compared against pooled sham (all p-values are nominal). Additionally, the reduction of GA lesion growth in patients with extrafoveal lesions (28% monthly; 28% every-other-month) was comparable to the reduction in patients with foveal lesions (34% monthly; 28% every-other-month) in the combined studies between months 18-24.

Consistent with expectations, no clinically meaningful difference was observed between pegcetacoplan and sham in the key secondary outcomes measuring visual function at 24 months, including best corrected visual acuity and microperimetry. Studies show that GA lesion growth is correlated with loss of visual function over longer periods of time. The visual function outcomes at 24 months are believed to be due to the limitations of the endpoints when used for GA and the relatively early assessment timeframe.

Pegcetacoplan continued to demonstrate a favorable safety profile, consistent with safety data to date and longer-term exposure to intravitreal injections. The combined rate of new-onset exudations at month 24 was 11.9%, 6.7%, and 3.1% in the pegcetacoplan monthly, every-other-month, and sham groups, respectively.

Patients will be treated with pegcetacoplan in the GALE open label extension study for an additional three years. All patients who completed the DERBY or OAKS studies were invited to participate in the GALE study.

The results at 24 months will be included in the marketing authorization application, or MAA, that the Company plans to submit to the European Medicines Agency, or EMA, in December 2022.

At the American Academy of Ophthalmology Annual Meeting in October 2022, two post hoc analyses were presented providing further evidence that treatment of GA with intravitreal pegcetacoplan reduces photoreceptor loss and has the potential to preserve visual function. This included an analysis of microperimetry data at 24 months demonstrating that both every-other-month and monthly pegcetacoplan treatment preserved visual function of retinal cells near the GA lesion border compared to sham. Additionally, a post hoc AI-guided analysis of OCT images from DERBY and OAKS at 12 months showed a substantial and rapid reduction in photoreceptor loss for both monthly and every-other-month pegcetacoplan in GA patients, reinforcing the robust efficacy of pegcetacoplan in preserving photoreceptors, which are responsible for vision. This second analysis was conducted by The Medical University of Vienna and RetinSight Inc.

In November 2022, we announced our plans to submit the 24-month efficacy data from DERBY and OAKS in a major amendment to the NDA, which would extend the review period by three months with an expected PDUFA target action date in February 2023. The 24-month safety data were previously submitted as part of the 120-day update.

We have built out our ophthalmology team in the United States with leadership positions in place across medical affairs, marketing and sales, and market access, and we have also begun to build out our European team and affiliates in Germany and Australia.

Systemic Pegcetacoplan. In addition to PNH, for which we obtained approval in the United States, we are developing systemic pegcetacoplan in collaboration with Sobi in several other indications, including C3G, IC-MPGN, ALS, CAD and HSCT-TMA.

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

In December 2021, the EC approved Aspaveli for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. To date, systemic pegcetacoplan has also been approved for the treatment of PNH in Saudi Arabia, Australia, and the United Kingdom. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI™ in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement with Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

C3G/IC-MPGN. We have initiated and plan to continue to lead our registrational program in C3G / IC-MPGN. We dosed the first patient in the NOBLE trial in up to 12 patients with post-kidney transplant recurrence of C3G or IC-MPGN in September of 2021. In June 2022, we dosed the first patient in our Phase 3 VALIANT trial. VALIANT is a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial being conducted in approximately 90 patients who are 12 years of age and older with primary IC-MPGN or C3G. VALIANT is the only study to include both native kidney patients and patients who have recurrent disease after receiving a kidney transplant.

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

CAD and HSCT-TMA. Sobi is leading development activities for a Phase 3 clinical trial in CAD and a Phase 2 clinical trial in HSCT-TMA. In early 2022, Sobi dosed the first patient in the Phase 2 clinical trial of systemic pegcetacoplan in patients with HSCT-TMA. In October 2022, Sobi dosed the first patient in the Phase 3 clinical trial of systemic pegcetacoplan in patients with CAD.

Pipeline. We are developing pegcetacoplan in multiple indications and other product candidates targeting C3 through various routes of administration. We plan to conduct clinical trials of our product candidates in additional complement-dependent indications.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $708.6 million. We believe that our cash and cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and from intravitreal pegcetacoplan for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD) and, committed development reimbursement payments from Sobi as of September 30, 2022, will be sufficient to enable us to fund our current operations at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information see “Liquidity and Capital Resources.”

Since the launch of EMPAVELI in May 2021 through September 30, 2022, we have generated $60.5 million of net product revenue from sales. We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for the foreseeable future. Our net losses were $191.3 million and $195.6 million for the three months ended September 30, 2022 and, 2021, respectively, and $486.2 million and $598.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $2.1 billion.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021. During the nine months ended September 30, 2022, we have paid SFJ $16.5 million which consisted of $5.0 million in connection with the EMA approval in

December 2021 and $11.5 million in connection with the one-year anniversary of the FDA approval, respectively. We are obligated to pay SFJ an additional $439.5 million in the aggregate in eleven semi-annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. We are obligated to pay a total of $18.0 million to SFJ in connection with the one-year anniversary of the EMA approval.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the Sobi collaboration agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of system pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and in January 2022 we received a $20.0 million development reimbursement payment. We expect to receive the balance annually in installments over the next two years, subject to certain conditions.

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

Financial Operations Overview

Revenue

Our revenues consist of product sales of EMPAVELI, and revenues derived from our collaboration arrangement with Sobi.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021 (in thousands, except percentages)

	For the Three Months Ended September 30,		Change	Change
	2022	2021	$	%
Revenue:
Product revenue, net	$17,676	$5,314	$12,362	233%
Licensing and other revenue	4,380	336	4,044	1204%
Total revenue:	22,056	5,650	16,406	290%
Operating expenses:
Cost of sales	1,381	149	1,232	827%
Research and development	95,207	87,733	7,474	9%
General and administrative	78,406	45,763	32,643	71%
Total operating expenses:	174,994	133,645	41,349	31%
Net operating loss	(152,938)	(127,995)	(24,943)	19%
Loss on conversion of debt	(32,890)	(61,102)	28,212	(46%)
Loss from remeasurement of development derivative liability	—	(4,219)	4,219	(100%)
Interest income	2,809	144	2,665	1,851%
Interest expense	(7,903)	(2,282)	(5,621)	246%
Other income/(expense), net	99	(117)	216	(185%)
Net loss before taxes	(190,823)	(195,571)	4,748	(2%)
Income tax expense	446	—	446	100%
Net loss	$(191,269)	$(195,571)	$4,302	(2%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021. We recognized $17.7 million and $5.3 million of net product revenue for the three months ended September 30, 2022 and 2021, respectively.

Licensing and Other Revenue

Licensing and other revenue of $4.4 million for the three months ended September 30, 2022 includes $3.6 million in revenue from product supplied to Sobi and $0.8 million in royalty revenue from Sobi. Licensing and other revenue for the three months ended September 30, 2021 includes $0.4 million in revenues for product supplied to Sobi.

Cost of Sales

Cost of sales was $1.4 million for the three months ended September 30, 2022 and $0.1 million for the three months ended September 30, 2021. The increase in cost of sales was primarily driven by an increase in product sales volume and royalty expense of $1.1 million.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the Three Months Ended September 30,		Change	Change
	2022	2021	$	%
Clinical trial costs	$19,495	$28,393	$(8,898)	(31%)
Compensation and related personnel costs	40,731	28,421	12,310	43%
Contract manufacturing	11,317	15,076	(3,759)	(25%)
Sobi development milestone	—	(6,447)	6,447	(100%)
Research / innovation costs	6,228	3,991	2,237	56%
Other development costs	13,573	14,903	(1,330)	(9%)
Pre-clinical study expenses	2,428	3,287	(859)	(26%)
Device development expenses	1,435	109	1,326	1,217%
Total research and development expenses	$95,207	$87,733	$7,474	9%

Research and development expenses increased by $7.5 million to $95.2 million for the three months ended September 30, 2022 from $87.7 million for the three months ended September 30, 2021, an increase of 9.0%. The increase was primarily attributable to an increase of $12.3 million in personnel related costs due to having more employees in the three months ended September 30, 2022, an increase of $2.2 million in research and innovation costs, and an increase of $1.4 million in device development expenses. In addition, we recorded no contra research and development expenses under the Sobi collaboration for the three months ended September 30, 2022 as compared to $6.4 million for the three months ended September 30, 2021. The increases were partially offset by a decrease of $8.9 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, a decrease of $3.8 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, a decrease of $1.3 million in other development costs, and a decrease of $0.8 million in preclinical study expenses.

General and Administrative Expenses

General and administrative expenses increased by $32.6 million to $78.4 million for the three months ended September 30, 2022, from $45.8 million for the three months ended September 30, 2021, an increase of 71%. The increase was primarily attributable to higher employee related costs of $15.7 million, an increase in professional and consulting fees and general commercial preparation activities of $15.1 million, higher office costs of $1.0 million, an increase in travel related expenses of $1.2 million, and higher insurance costs of $0.3 million. The increase was partially offset by lower director stock option compensation of $0.7 million. The increase in employee related costs of $15.7 million consisted of a $12.2 million increase in salaries and benefits primarily due to the higher number of employees in the current period, an increase of $0.1 million in recruiting expenses, and $3.4 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees. The increase in other professional and consulting fees and general commercial preparation activities of $15.1 million was primarily related to higher commercialization related activity of $16.9 million and was partially offset by a decrease in general professional fees of $1.8 million.

Loss on Conversion of Debt

Loss on conversion of debt was $32.9 million for the three months ended September 30, 2022. Loss on conversion of debt was $61.1 million for the three months ended September 30, 2021. See Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the conversion of debt in the three months ended September 30, 2022 and 2021, respectively.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $4.2 million for the three months ended September 30, 2021. On December 15, 2021, the development derivative liability was reclassified to development liability and no longer remeasured to fair value at the end of each quarter. See Note 6 Development Liability and Development Derivative Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the development derivative liability.

Interest Income

Interest income was $2.8 million for the three months ended September 30, 2022, an increase of $2.7 million, compared to $0.1 million for the three months ended September 30, 2021. The increase in interest income was primarily attributable to purchases of marketable securities and increased money market rates during the three months ended September 30, 2022.

Interest Expense

Interest expense was $7.9 million for the three months ended September 30, 2022 and $2.3 million for the three months ended September 30, 2021. The increase is primarily due to accretion of the development liability discount related to the SFJ agreement in the current period.

Other Income/(Expense), Net

Other income/(expense), net, increased $0.2 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase in other taxes and foreign currency revaluation gains.

Income Tax Expense

Income tax expense increased by $0.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase primarily pertained to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited.

Nine Months Ended September 30, 2022 and 2021 (in thousands, except percentages)

	For the Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
Revenue:
Product revenue, net	$45,439	$5,937	$39,502	665%
Licensing and other revenue	7,320	336	6,984	2079%
Total revenue:	52,759	6,273	46,486	741%
Operating expenses:
Cost of sales	2,711	149	2,562	1719%
Research and development	287,813	267,688	20,125	8%
Cost of research collaboration	—	50,000	(50,000)	(100%)
General and administrative	192,795	135,309	57,486	42%
Total operating expenses:	483,319	453,146	30,173	7%
Net operating loss	(430,560)	(446,873)	16,313	(4%)
Loss on conversion of debt	(32,890)	(100,589)	67,699	(67%)
Loss from remeasurement of development derivative liability	—	(42,483)	42,483	(100%)
Interest income	4,339	381	3,958	1039%
Interest expense	(24,888)	(10,223)	(14,665)	143%
Other (expense)/ income, net	(42)	1,366	(1,408)	(103%)
Net loss before taxes	$(484,041)	$(598,421)	$114,380	(19%)
Income tax expense	2,140	—	2,140	100%
Net loss	$(486,181)	$(598,421)	$112,240	(19%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021. We recognized $45.4 million and $5.9 million of net product revenue for the nine months ended September 30, 2022 and 2021.

Licensing and Other Revenue

Licensing and other revenue of $7.3 million during the nine months ended September 30, 2022 includes $5.7 million in revenue for product supplied to Sobi and $1.6 million in royalty revenue. Licensing and other revenue includes $0.4 million revenue for product supplied to Sobi during the nine months ended September 30, 2021.

Cost of Sales

Cost of sales was $2.7 million for the nine months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2021. The increase in cost of sales was driven by an increase in product sales volume, an increase in royalty expense of $1.8 million and an increase in scrap.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
Clinical trial costs	$68,929	$89,102	$(20,173)	(23%)
Compensation and related personnel costs	117,626	78,891	38,735	49%
Contract manufacturing	34,922	60,726	(25,804)	(42%)
Sobi development milestone	(4,993)	(23,613)	18,620	(79%)
Research / innovation costs	15,296	13,342	1,954	15%
Other development costs	46,122	39,621	6,501	16%
Pre-clinical study expenses	8,209	9,314	(1,105)	(12%)
Device development expenses	1,702	305	1,397	458%
Research and development expenses	287,813	267,688	20,125	8%
Cost of research collaboration	—	50,000	(50,000)	(100%)
Total research and development expenses including cost of research collaboration	$287,813	$317,688	$(29,875)	(9%)

Research and development expenses decreased by $29.9 million to $287.8 million for the nine months ended September 30, 2022 from $317.7 million for the nine months ended September 30, 2021, a decrease of 9%. The decrease was primarily attributable to the $50.0 million cost of research collaboration associated with the Beam arrangement recorded in the prior period, a decrease of $25.8 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, a decrease of $20.2 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, and a decrease of $1.1 million in pre-clinical study expenses. The decrease was partially offset by a $38.7 million increase in personnel related costs due to having more employees in the nine months ended September 30, 2022, an increase of $2.0 million in research and innovation cost, an increase of $1.4 million in device development expenses, and an increase of $6.5 million in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses. In addition, contra research and development expenses under the Sobi collaboration were $5.0 million for the nine months ended September 30, 2022 compared to $23.6 million for the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased by $57.5 million to $192.8 million for the nine months ended September 30, 2022, from $135.3 million for the nine months ended September 30, 2021, an increase of 42%. The increase was primarily attributable to an increase in employee related costs of $30.2 million, an increase in professional and consulting fees and general commercial preparation activities of $24.1 million, an increase in travel related expenses of $3.0 million, higher office costs of $2.0 million, and an increase in insurance costs of $0.7 million. The increase was partially offset by lower director stock option compensation of $2.5 million. The increase in employee related costs of $30.2 million consisted of a $19.6 million increase in salaries and benefits primarily due to the higher number of employees in the current period, an increase of $8.7 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, and an increase of $1.9 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $24.1 million primarily related to higher commercialization related activity of $27.6 million, partially offset by a decrease in general professional fees of $3.5 million.

Loss on Conversion of Debt

Loss on conversion of debt was $32.9 million for the nine months ended September 30, 2022. Loss on conversion of debt was $100.6 million for the nine months ended September 30, 2021. See Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the conversion of debt in the nine months ended September 30, 2022 and 2021, respectively.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $42.5 million for the nine months ended September 30, 2021. On December 15, 2021, the development derivative liability was reclassified to development liability and no longer remeasured to fair value at the end of each quarter. See Note 6 Development Liability and Development Derivative Liability in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the development derivative liability.

Interest Income

Interest income was $4.4 million for the nine months ended September 30, 2022, an increase of $4.0 million compared to $0.4 million for the nine months ended September 30, 2021. The increase in interest income was primarily attributable to purchases of marketable securities and increased money market rates during the three months ended September 30, 2022.

Interest Expense

Interest expense was $24.9 million for the nine months ended September 30, 2022 and $10.2 million for the nine months ended September 30, 2021. The increase was primarily due to accretion of the development liability discount related to the SFJ agreement in the current period.

Other (Expense)/Income, Net

Other (expense)/income, net during the nine months ended September 30, 2022 decreased $1.4 million compared to the nine months ended September 30, 2021. The decrease was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense increased by $2.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase primarily pertained to federal and state income taxes where the utilization of net operating losses and research and development tax credits are limited.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.6 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and a $45.0 million development reimbursement payment from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $425.4 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

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

In July 2022, we entered into separate, privately negotiated exchange agreements with certain holders of Convertible Notes pursuant to which the holders exchanged approximately $98.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 3,027,018 shares of common stock. These exchange transactions closed in August 2022. As of September 30, 2022, there was $93.9 million in aggregate principal amount of Convertible Notes outstanding and held by third parties.

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

Refer to Note 7 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding the convertible notes and capped call transactions.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(373,001)	$(450,627)
Net cash (used in) investing activities	(64,236)	162,636
Net cash provided by financing activities	381,605	8,278
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(675)	(2,024)
Net decrease in cash, cash equivalents and restricted cash	$(56,307)	$(281,737)

Net Cash Used in Operating Activities

Net cash used in operating activities was $373.0 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of $486.2 million adjusted for $124.4 million of non-cash items, including share-based compensation expense of $66.8 million, a loss on early exchange of debt of $32.9 million, the forfeiture of accrued interest in the exchange of the Convertible Notes of $1.3 million, depreciation expense of $1.2 million, accretion of discount to the development liability of $20.1 million, and other liabilities of $1.9 million. Further, it includes a net decrease in current operating assets of $1.5 million, an increase in other assets of $15.9 million, a decrease in accounts payable of $4.4 million and a decrease in accrued expenses of $21.3 million.

Net cash used in operating activities was $450.6 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of $598.4 million adjusted for $200.5 million of non-cash items, including a loss on early exchange of debt of $100.6 million and a loss from remeasurement of development derivative liability of $42.5 million, share-based compensation expense of $51.4 million, and the forfeiture of accrued interest in the exchange of the Convertible Notes of $4.2 million, a net decrease in current operating assets of $3.4 million, an decrease in other assets of $4.0 million, a decrease in accounts payable of $3.2 million and an decrease in accrued expenses of $42.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $64.2 million primarily due to $331.9 million in purchases of marketable securities, partially offset by $268.3 million in proceeds from maturity of marketable proceeds.

Net cash provided by investing activities during the nine months ended September 30, 2021 was $162.6 million primarily due to $335.0 million in proceeds from maturities of marketable securities, partially offset by 171.3 million in purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $381.6 million during the nine months ended September 30, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million, $19.4 million proceeds upon the exercise of stock options and $2.6 million proceeds from the issuance of common stock under the employee stock purchase plan partially offset by payments of $16.5 million for the development liability as well as $4.0 million for the payments of employee tax withholding related to equity-based compensation.

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

We believe that our cash, cash equivalents and marketable securities as of September 30, 2022, along with cash anticipated to be generated from sales of EMPAVELI and from intravitreal pegcetacoplan for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), as well as committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting resources to the building of a commercial infrastructure for intravitreal pegcetacoplan for GA. We will incur substantial additional commercialization expenses for intravitreal pegcetacoplan if we obtain regulatory approval for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI, the development of intravitreal pegcetacoplan and other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $708.6 million, consisting primarily of money market funds and U.S. Government obligations and marketable securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2022)

10.2	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: November 7, 2022	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2022	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)