Form 10-K
period 2022-12-31
Apellis Pharmaceuticals, Inc.
filed 2023-02-21
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $4.8 billion.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 15, 2023 was 111,290,699.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•
the ongoing commercialization of EMPAVELI and our preparation for the commercialization of SYFOVRE;
•
our plans with respect to our ongoing and planned clinical trials for our product candidates, whether conducted by us or Swedish Orphan Biovitrum AB (Publ), or Sobi, or by any future collaborators, including the timing of initiation, dosing of patients, enrollment and completion of these trials and of the anticipated results from these trials;
•
our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of EMPAVELI, SYFOVRE and any future products;
•
the rate and degree of market acceptance and clinical utility of EMPAVELI, SYFOVRE and any future products;
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
•
the potential benefits of any current or future collaboration, including our collaborations with Sobi and Beam Therapeutics, Inc.;
•
the rate and degree of market acceptance and clinical utility of EMPAVELI, SYFOVRE and any other products for which we receive marketing approval;
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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI, SYFOVRE and Apellis Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Note Regarding Certain References in this Annual Report on Form 10-K

Unless otherwise stated or the context indicates otherwise, all references herein to “Apellis,” “Apellis Pharmaceuticals, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Apellis Pharmaceuticals, Inc. and its wholly owned subsidiaries.

Unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to systemic pegcetacoplan in the context of the commercially available product in the European Union for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months in each case, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since inception, we expect to incur losses for at least this year and next year, and we may never achieve or maintain profitability. Our net losses were $652.2 million, $746.4 million, and $344.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. We have obtained marketing approval for EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, in multiple jurisdictions and SYFOVRE for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA, in the United States. We will need to continue to transition from a company with a development focus to a company capable of conducting successful commercial activities for multiple products in order to become and remain profitable.
•
Our long-term prospects depend upon the commercial success of EMPAVELI and SYFOVRE. In February 2023, SYFOVRE was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of GA, and we have not yet recorded net product revenue from sales of SYFOVRE. If we are unable to successfully commercialize SYFOVRE and EMPAVELI or develop and obtain marketing approval for or successfully commercialize pegcetacoplan in other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.
•
We will need additional funding to allow us to support both the commercialization of EMPAVELI and SYFOVRE and continue to develop our systemic and intravitreal pegcetacoplan programs and our other product candidates, and, if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate product development programs or delay or reduce our commercialization efforts. We believe that our existing cash, cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and from sales of SYFOVRE, and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2024.
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

•
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining marketing approvals for systemic pegcetacoplan in indications other than PNH, intravitreal pegcetacoplan for indications other than GA or in jurisdictions other than the United States, or any other product candidate that we develop in any jurisdiction. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval for systemic pegcetacoplan in other indications or intravitreal pegcetacoplan for indications other than GA or in other jurisdictions or any other product candidate that we develop in any jurisdiction.
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
•
We may not be able to switch patients who are being treated for PNH with eculizumab or ravulizumab, which are the current standard of care for PNH, to EMPAVELI, patients with GA may not begin treatment with SYFOVRE as rapidly or as broadly as we expect, and EMPAVELI, SYFOVRE, or any other products that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. For GA, while there are no currently approved treatments other than SYFOVRE, other companies are developing products candidates for the treatment of GA, including one received acceptance for its new drug application, or NDA, in February 2023 with a prescription drug user fee act, or PDUFA, target action date in August 2023. In PNH, we face substantial competition from eculizumab or ravulizumab and may face additional competition in the future from new products, including orally administered products.
•
We contract with third parties for the manufacture, storage and distribution of commercial and clinical supply of EMPAVELI and SYFOVRE and clinical supply for our product candidates and expect to continue to do so in connection with our development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of EMPAVELI, SYFOVRE, or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. If these third parties do not perform satisfactorily, our development or commercialization efforts could be delayed or impaired.
•
Our prospects for the development and commercialization of systemic pegcetacoplan outside of the United States will depend in significant part on the success of our collaboration with Sobi.
•
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business, including our patent license agreements with the University of Pennsylvania under which we license patents with claim that recite a class of compounds generically covering pegcetacoplan, and that specifically recite the active component.

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE™ (pegcetacoplan injection), the first and only approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We expect to launch in the United States by the beginning of March 2023. In December 2022, we also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

In May 2021, the FDA approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. Between our launch of EMPAVELI in May 2021 and December 31, 2022, we generated $80.2 million in net product revenue from sales of EMPAVELI. For the year ended December 31, 2022, we generated $65.1 million in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. To date, systemic pegcetacoplan has also been approved for the treatment of PNH in Saudi Arabia, Australia, and the United Kingdom. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement, or the Sobi collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of EMPAVELI/Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for five indications in addition to PNH. Sobi is leading the development of systemic pegcetacoplan in cold agglutinin disease, or CAD, and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology; and amyotrophic lateral sclerosis, or ALS, in neurology. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling adeno associated virus, or AAV, vector administration for gene therapies.

Lastly, we are developing additional product candidates with other routes of administration and plan to conduct clinical trials of these product candidates, including the combination of EMPAVELI and a small interfering RNA, or siRNA, which may offer the potential to reduce the treatment frequency of EMPAVELI by reducing the production of C3 proteins in the liver. We are also developing APL-2006, a bispecific C3 and VEGF inhibitor, as a potential treatment for patients with wet age-related macular degeneration, or wet AMD, and GA. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

The following figure depicts the complement system, its three principal activation pathways and its principal effects:

Under conditions of excessive or uncontrolled activation, the complement system is believed to play a key role in the incidence and progression of several autoimmune and inflammatory diseases. In these diseases, the complement system acts directly through cell dysregulation and tissue destruction by the membrane attack complex and indirectly by signaling other elements of the immune system to inappropriately target otherwise healthy tissues. Because the contribution of complement activation to the development and progression of these diseases is not fully understood, it has been difficult to develop therapeutics that ameliorate the conditions contributing to these diseases by targeting only one of the complement activation pathways.

Complement activation and its effects can be inhibited in multiple ways. By targeting complement proteins upstream of C3, one of the three principal activation pathways can be inhibited. For example, inhibition of factor B or factor D results in inhibition of the alternative pathway, but not the classical or lectin pathways. The complement system can also be inhibited by targeting complement proteins downstream of C3, which results in limited inhibition of complement effects. For example, inhibition of C5 leads to inhibition of the formation of the membrane attack complex and C5a-mediated inflammation but does not affect cell opsonization by C3 fragments or C3a-mediated inflammation

We have designed pegcetacoplan to target complement proteins centrally at the level of C3 and its fragment C3b. We believe that this approach can result in broad inhibition of the complement pathways and has the potential to effectively control complement-dependent diseases. We believe that pegcetacoplan has the potential to be a best-in-class treatment and may address the limitations of existing treatment options or provide a treatment option where there is none.

Our Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases in areas such as rare disease, ophthalmology and neurology through the inhibition of the complement system. We hold commercialization rights for systemic pegcetacoplan, which includes EMPAVELI, in the United States and worldwide commercialization rights to intravitreal pegcetacoplan, which includes SYFOVRE, in addition to worldwide commercialization rights for our other novel compounds targeting complement. To achieve our goals, we are pursuing the following strategies in 2023 with a continued focus on compassion and commitment to patients:

•
Bringing SYFOVRE to market as the first and only therapy to patients with GA. SYFOVRE is now approved for the treatment of GA, and we expect that SYFOVRE will be commercially available as a treatment for GA by the beginning of March 2023. In December 2022, we submitted an MAA to the EMA for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. We also submitted a New

Drug Submission for intravitreal pegcetacoplan to Health Canada and expect to submit applications in Switzerland, Australia and the United Kingdom in the first quarter of 2023.
•
Further establishing EMPAVELI as a first-line treatment in PNH. Systemic pegcetacoplan, administered by subcutaneous injection, is commercially available as a monotherapy for adult patients with PNH in the United States. We are continuing our efforts to make EMPAVELI available to all adult U.S. patients with PNH, regardless of their baseline hemoglobin levels. In 2022, we submitted two supplemental new drug applications, or sNDAs, to the FDA intended to broaden the EMPAVELI label and improve the patient experience. The first sNDA was approved in February 2023 and includes treatment-naïve data from the PRINCE study and longer-term, 48-week PEGASUS results. The second sNDA is for the EMPAVELI Injector and has a PDUFA target action date of March 15, 2023. The EMPAVELI injector is a custom, on-body drug delivery system that would enable patients to self-administer EMPAVELI through subcutaneous infusion. We are also supporting Sobi’s commercialization efforts of systemic pegcetacoplan for the treatment of PNH in approved jurisdictions outside of the United States.
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

The following table summarizes key information about our products and our clinical programs:

Robust pipeline across rare disease, ophthalmology, and neurology

	PRODUCT	DISEASE	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3	APPROVED
RARE DISEASE	EMPAVELI® (systemic pegcetacoplan)*	PNH					Marketed in the US
		IC-MPGN & C3G					
		ALS				Completed enrollment in 1H'22	
		CAD					
		HSCT-TMA					
	siRNA + EMPAVELI**	Existing + new indications					
OPHTHALMOLOGY	SYFOVRE™ (pegcetacoplan injection)	GA					Marketed in the US
	APL-2006	GA & Wet AMD					
	Gene therapies	Wet AMD, Intermediate AMD & GA					
NEUROLOGY	APL-1030	Undisclosed					
	Brain shuttle	Undisclosed					
	Gene therapies	Undisclosed					
MULTIPLE THERAPEUTIC AREAS	Systemic pegcetacoplan	Control of host attack for gene therapies					
	Oral alternative pathway inhibitor	Mild C3G and other indications					
	Gene-edited therapies (Beam)	Undisclosed					

Apellis

*Sobi has global co-development and ex-U.S. commercialization rights for systemic pegcetacoplan **Initial IND for siRNA

The safety and efficacy of the agents for the indications under investigation have not been established.

1

Ophthalmology

We are developing and now preparing to commercialize SYFOVRE as a monotherapy for patients with GA.

Geographic Atrophy

Background

GA is a type AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we estimate that at least five million people worldwide, including more than one million people in the United States, are living with GA.

At the American Academy of Ophthalmology, or AAO, in November 2020, a retrospective study of 69,000 patients diagnosed with GA was presented that analyzed changes in visual acuity and disease progression over two years. The analysis was presented by Verana Health, a data analysis group in retinal diseases under a collaboration with us, and the AAO’s IRIS (Intelligent Research in Sight) Registry, the nation’s first comprehensive clinical registry for eye disease. Key findings from the real-world clinical data showed:

•
At the first study visit, patients presented with relatively preserved vision, especially in eyes with GA lesions without subfoveal involvement (lesions outside the fovea, which is the central portion of the retina). However, patients with or without subfoveal involvement progressively lost vision over time at a rate of approximately five letters on a vision chart per year.
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

Benefits of Our Approach

We believe SYFOVRE, with its inhibition of complement activation at the level of C3 in the retinal environment, may provide the following benefits for patients with GA:

•
Prevention or reduction of the rate of retinal cell death, with increasing treatment effects over time. We believe SYFOVRE may mitigate or prevent retinal cell death in GA, leading to a reduction in GA lesion growth over time. In our Phase 3 trials, SYFOVRE showed a slowing of GA progression, with treatment effects increasing over the 24-month period, and well-demonstrated safety profile following nearly 12,000 injections.

•
Treatment effects observed in two dosing regimens. In each of our Phase 3 trials, SYFOVRE showed a slowing of GA progression over 24 months in both every-other-month and monthly dosing. The prescribing label for SYFOVRE indicates that the recommended dose to be administered to each eye is once every 25 to 60 days. This provides physicians with flexibility to determine the appropriate dosing schedule for their individual patients.
•
Potential application to all patients with GA regardless of lesion location. SYFOVRE, by targeting C3, has been designed to inhibit all three principal complement activation pathways and may therefore be effective in a broad patient population. In our Phase 3 trials at 24 months, pegcetacoplan showed a slowing of GA progression in lesions with or without subfoveal involvement. DERBY and OAKS are the only clinical trials to-date that have shown a slowdown in the progression of GA regardless of lesion location.

Regulatory Matters

We submitted a new drug application, or NDA, to the FDA for intravitreal pegcetacoplan for the treatment of GA in May 2022 and submitted a major amendment to the NDA in November 2022. In February 2023, intravitreal pegcetacoplan was approved by the FDA with the brand name SYFOVRE for the treatment of adult patients with GA secondary to AMD. In December 2022, we also submitted an MAA to the EMA for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. We also submitted a New Drug Submission for SYFOVRE to Health Canada and expect to submit applications in Switzerland, Australia and the United Kingdom in the first quarter of 2023.

Commercial and Medical Activities for GA Launch

We expect to launch SYFOVRE, the first-ever approved treatment for GA, in the United States by the beginning of March 2023. We believe SYFOVRE has the potential to be a breakthrough for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide.

We onboarded our U.S. field sales team in August 2022, and they have been engaging with eyecare professionals, focusing specifically on retina specialists and treating ophthalmologists in person, at conferences and virtually. Field teams were focused on GA disease state education prior to approval and now, following approval, are shifting to SYFOVRE brand messaging and clinical overview. We also onboarded a thought leader liaison team to build advocacy with key opinion leaders in the retina space and a strategic account team to identify and develop working relationships with key decisions makers within targeted private equity groups and large accounts.

Our market access team has been engaging with primary and secondary payers representing a significant percentage of GA patients. We have also established a robust distribution network by partnering with key specialty distributors and specialty pharmacies to maximize product access by retina specialists. Finally, we have onboarded a field reimbursement team to educate practices and address access issues to fully support the reimbursement journey for SYFOVRE.

We have expanded ApellisAssist to include support for people prescribed SYFOVRE. ApellisAssist for SYFOVRE is designed to eliminate patient access barriers by providing enrolled individuals with insurance support, financial assistance for eligible patients, and education on the importance of maintaining treatment as prescribed. Additionally, prescribers will have the option to enroll their patients in GAMyWay, our patient services program, for ongoing treatment support and continuous education.

Our medical affairs team is engaging with physicians, either in-person or virtually, and through our presence at medical meetings and other in-person engagements when appropriate. In late 2022 and early 2023, we participated in key scientific meetings, including the American Academy of Ophthalmology, Retina Society, FLORETINA, and Macula Society, and we are preparing for a strong presence at future medical congresses.

Clinical Development

We initiated the Phase 3 DERBY and OAKS trials evaluating the efficacy and safety of SYFOVRE in patients with GA secondary to AMD in September 2018. We presented reported 24-month results from our DERBY and OAKS trials in August 2022, following 18-month results presented in March 2022 and 12-month results presented in September 2021. In July 2018, we received fast track designation from the FDA for pegcetacoplan in GA. In August 2017, we completed the primary endpoint analysis for the 12-month treatment period for the Phase 2 FILLY trial and in February 2018 we completed the analysis of data from the six-month post-treatment monitoring period from that trial. Prior to the FILLY trial, we completed a Phase 1 trial of pegcetacoplan in patients with wet AMD in 2016.

Phase 3 Clinical Trials

Our Phase 3 clinical program in GA consisted of two prospective, multicenter, randomized, double-masked, sham-injection controlled trials (DERBY and OAKS) conducted at more than 200 sites worldwide to assess the efficacy and safety of multiple intravitreal injections of pegcetacoplan in patients with GA. We enrolled 621 patients in DERBY and 637 patients in OAKS

Patients in each Phase 3 trial received a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 24 months. In the sham-injection cohorts, patients received a simulated injection. As with our Phase 2 FILLY clinical trial, the primary endpoint of each trial was the change in total area of GA lesions in the study eye compared to sham. The measurements of change in lesion size were analyzed at 12 months, 18 months, and 24 months. Patients who develop new onset exudation in the study eye continued to be treated with pegcetacoplan along with anti-VEGF injections, the current standard of care for wet AMD.

We completed the primary analysis for the 24-month treatment period in August 2022. Monthly and every-other-month, or EOM, treatment with SYFOVRE showed increased effects over time. In OAKS, monthly and EOM treatment with SYFOVRE reduced GA lesion growth by 22% (p<0.0001) and 18% (p=0.0002), respectively. In DERBY, monthly and EOM treatment with SYFOVRE reduced GA lesion growth by 19% (p=0.0004) and 16% (p=0.0030), respectively. All p-values are nominal and were calculated using the same methodologies as the 12-month primary endpoint analysis.

Between months 18-24, the pegcetacoplan treatment effect accelerated compared to previous six-month periods, with robust reductions of GA lesion growth versus sham (all p-values are nominal). The increased effects were driven by a greater slowing of lesion growth by pegcetacoplan and not by an increase in the lesion growth rate in the sham group, which was highly consistent over each of the four six-month intervals (1.0+/-0.05 mm2).

•
DERBY: 36% monthly, p<0.0001; 29% EOM, p=0.0002
•
OAKS: 24% monthly, p=0.0080; 25% EOM, p=0.0007

Additionally, the reduction of GA lesion growth in lesions without subfoveal involvement (28% monthly; 28% EOM) was comparable to the reduction in lesions with subfoveal involvement (34% monthly; 28% EOM) in the combined studies between months 18-24.

SYFOVRE was well-tolerated in both DERBY and OAKS, generally consistent with longer-term exposure to intravitreal injections. The most common adverse reactions (≥ 5%) reported in patients receiving SYFOVRE in these studies were ocular discomfort, neovascular AMD, vitreous floaters, and conjunctival hemorrhage. Rates of ischemic optic neuropathy events were higher in the monthly group as compared to the every-other-month and sham groups (1.7% of patients treated monthly, 0.2% of patients treated EOM and 0.0% of patients assigned to sham). Rates of endophthalmitis and intraocular inflammation were generally in line with those reported in studies of other intravitreal therapies. No events of occlusive or non-occlusive vasculitis or retinitis were observed over 24 months.

We used a liquid formulation of pegcetacoplan in our Phase 3 trials instead of the freeze-dried formulation that we used in the Phase 2 FILLY trial, which we believe may reduce the incidence of endophthalmitis.

Long-term Extension Study

We are currently conducting a 36-month, open-label extension study (GALE) to evaluate the long-term safety and efficacy of intravitreal pegcetacoplan in patients with GA secondary to AMD. The objectives of the study are to evaluate the long-term incidence and severity of ocular and systemic treatment emergent adverse events as well as change in the total area of GA lesions as measured by fundus autofluorescence. Approximately 800 patients have enrolled into the GALE extension study.

Phase 2 Clinical Trial

In the third quarter of 2015, we initiated FILLY, our Phase 2 multicenter, randomized, single-masked, sham-controlled clinical trial of SYFOVRE in patients with GA. We enrolled 246 patients in the trial. Patients were randomized in a 2:2:1:1 manner to receive pegcetacoplan monthly, pegcetacoplan EOM, sham injection monthly or sham injection EOM. Patients in the pegcetacoplan arms received a dose of 15 mg of pegcetacoplan injected intravitreally in a 0.1 cc volume, monthly or every other month for 12 months followed by six months of monitoring without treatment. In the sham-injection cohorts, patients received a simulated injection. Study eyes received up to 13 injections in the monthly arm, and up to seven injections in the every-other-month arm. Eyes were evaluated for GA at the end of months two, six, 12 and 18.

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

We announced 12-month results of the Phase 2 trial in August 2017. After 12 months, patients treated monthly with pegcetacoplan showed a 29% reduction in the rate of GA lesion growth compared to sham (p-value=0.008), and patients treated EOM showed a 20% reduction compared to sham (p-value=0.067). The rate of GA lesion growth in the sham was consistent with the rate of lesion growth in patients with GA in third-party historical studies.

After the 12-month treatment period, patients were monitored for a further six months without treatment. During the monitoring period, the GA lesions in the previously treated groups grew at a rate similar to sham but the treatment effect was maintained for the full 18 months. Patients who received monthly pegcetacoplan, and for whom images were available at 12 and 18 months showed a 12% reduction in the growth rate of lesions over the six-month monitoring period compared to sham, while patients who received EOM administration of pegcetacoplan showed a 9% reduction in the growth rate of lesions over the six-month monitoring period compared to sham. These differences are not considered to be statistically significant. In the modified intent to treat population over the full 18-month period, patients who received monthly pegcetacoplan showed a 20% reduction in the growth rate of lesions over the full 18-month period compared to sham, while patients who received EOM administration of pegcetacoplan showed a 16% reduction in the growth rate of lesions over the full 18-month period compared to sham.

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

Phase 1b/2 Clinical Trial in Wet AMD

In the second quarter of 2018, we conducted a Phase 1b/2, multi-center, open label clinical trial to evaluate the safety of SYFOVRE therapy when administered in parallel with anti-VEGF treatments in patients with wet AMD in the study eye. As with our Phase 3 program in GA, we voluntarily implemented a pause in our Phase 1b/2 trial of pegcetacoplan in patients with wet AMD in October 2018. We discontinued the Phase 1b/2 trial of pegcetacoplan in patients with wet AMD.

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

GA + Wet AMD

We plan to submit an investigational new drug application, or IND, for APL-2006, a bispecific C3 and VEGF inhibitor, in the first half of 2023. There are currently a high proportion of patients who are currently living with advanced forms of AMD, including both GA and wet AMD, and we believe APL-2006 has the potential to benefit these patients.

We have exclusive, worldwide rights for the development and commercialization of SYFOVRE and for APL-2006.

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

Ravulizumab is administered intravenously every eight weeks and subcutaneously once per week and is designed to have a longer half-life and greater inhibition of C5 than eculizumab. Ravulizumab was tested in two Phase 3 non-inferiority trials with eculizumab and was found to be non-inferior to eculizumab.

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

Regulatory Matters

We submitted an NDA to the FDA and an MAA to the EMA for systemic pegcetacoplan for the treatment of PNH in September 2020. In May 2021, systemic pegcetacoplan was approved by the FDA with the brand name EMPAVELI for the treatment of adult patients with PNH. In December 2021, the European Commission approved systemic pegcetacoplan with the brand name Aspaveli for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2022, pegcetacoplan was also approved as EMPAVELI in Saudi Arabia and Australia.

In 2022, we submitted two sNDAs to the FDA intended to strengthen the EMPAVELI label and improve the patient experience. The first sNDA was approved in February 2023 and includes the treatment-naïve data from the PRINCE study and the longer-term, 48-week PEGASUS results. The second sNDA is for the EMPAVELI Injector and has a PDUFA target action date on March 15, 2023. The EMPAVELI injector is a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device is in development, we are using one or more commercially available ambulatory infusion pumps for commercial use of pegcetacoplan as a treatment for PNH.

Commercial and Medical Activities for PNH Launch

We launched EMPAVELI in the United States for patients with PNH following its approval by the FDA in May 2021. We believe that with EMPAVELI we can elevate the standard of care for patients and are seeking to further establish EMPAVELI as first-line treatment. Between launch through December 31, 2022, we generated net product revenue from sales of EMPAVELI of $80.2 million.

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

We also established Apellis Assist, a patient-focused program specifically designed to assist patients with onboarding, product training and ongoing support with pegcetacoplan treatment, and we have built a care educator team to connect directly with PNH patients and their caregivers to provide education and training on the use of pegcetacoplan.

Our medical affairs team is engaging with physicians through our presence at medical meetings and other in-person engagements when appropriate. In December 2021, we participated in the American Hematology Society, or ASH, annual meeting. We have initiated an early access program and have already established multiple U.S. sites for patients. Sobi will conduct medical affairs activities for systemic pegcetacoplan outside the United States.

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

In the PEGASUS trial, the safety profile of systemic pegcetacoplan was comparable to eculizumab and consistent with previously reported data. After the 48-week study period, 24 of 80 pegcetacoplan monotherapy-treated patients (30%) experienced a serious adverse event, or SAE. Five of the SAEs (6%) were assessed to be possibly related to study treatment. No cases of meningitis were reported. One death was reported due to COVID-19 and was unrelated to study treatment. The most common adverse events (AEs) reported throughout the study were injection site reactions (36%), hemolysis (24%), and diarrhea (21%). Twelve out of 80 patients (15%) discontinued due to adverse events, with five discontinuations due to hemolysis. Sixty-four of the 67 patients (96%) who completed the open-label period opted to enter the extension study.

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

C3 Glomerulopathy (C3G) and Immune Complex Membranoproliferative Glomerulonephritis (IC-MPGN)

C3G and IC-MPGN are rare, debilitating kidney diseases that affect approximately 5,000 people in the United States. There are no approved therapies for the diseases, and symptoms include blood in the urine, dark foamy urine due to the presence of protein, swelling, and high blood pressure. Approximately 50% of people living with C3G and IC-MPGN ultimately suffer kidney failure within five to 10 years of diagnosis. Although IC-MPGN is considered a distinct disease from C3G, the underlying cause and progression of the two diseases are remarkably similar and include overactivation of the complement cascade, with excessive accumulation of C3 breakdown products in the kidney causing inflammation and damage to the organ. There are no medicines currently approved for C3G or IC-MPGN. Pegcetacoplan is designed to prevent C3 activation, and as such, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury. In December 2018, systemic pegcetacoplan received orphan drug designation from the FDA for the treatment of C3G.

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

In September 2021, we initiated a Phase 2 trial in C3G and IC-MPGN with our NOBLE trial, a randomized, controlled trial in 12 patients with post-transplant disease recurrence that focused on the histopathology of the kidneys. Trial participants are randomized in a 3:1 ratio to receive pegcetacoplan or maintain standard of care for 12 weeks and then all patients in the study will receive pegcetacoplan from week 13 to week 52. The primary endpoint of the study is the proportion of patients with reduction in C3c staining on renal biopsy after 12 weeks of treatment with pegcetacoplan. Secondary endpoints include an evaluation of safety, the proportion of patients with reduction in C3c staining on renal biopsy after 52 weeks of treatment, and the proportion of patients achieving at least a 50% reduction in proteinuria.

In the second quarter of 2022, we initiated the Phase 3 VALIANT trial. VALIANT is a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial being conducted in approximately 90 patients who are 12 years of age and older with primary IC-MPGN or C3G. VALIANT is the only study to include both native kidney patients and patients who have recurrent disease after receiving a kidney transplant.

Cold Agglutinin Disease (CAD)

CAD is a severe, chronic, rare blood disorder that impacts about 5,000 people in the United States. People living with CAD may suffer from chronic anemia, transfusion requirements, and an increased risk of life-threatening thrombotic events such as stroke. In people with CAD, immunoglobin M (IgM) autoantibodies cause red blood cells to agglutinate, or clump together, at temperatures below 30oC or as a result of a compromised immune system or infection This activates the complement cascade to destroy healthy red blood cells through extravascular and intravascular hemolysis. In February 2022, the FDA granted approval for sutimlimab-jome, which was developed by Sanofi as a treatment for patients with CAD. The primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

We believe that C3 inhibition has the potential to prevent C3-related opsonization and extravascular hemolysis in patients with CAD, and that inhibiting the complement system by targeting C3 may have the same impact, if not greater, as other complement pathway drugs in these diseases. Sobi dosed the first patient in its Phase 3 trial in the fourth quarter of 2022.

In February 2022, the FDA granted approval for sutimlimab-jome to decrease the need for red blood cell transfusions due to hemolysis in adults with CAD. Sutimlimab-jome was developed by Sanofi as a treatment for patients with CAD. Other primary and secondary therapies, which include corticosteroids, splenectomy, alkylating agents and immunosuppressive drugs, are associated with low response rates, relapses and clinically significant adverse effects.

In March 2018, we initiated PLAUDIT, a Phase 2 open label clinical trial of systemic pegcetacoplan administered by subcutaneous injection in patients with CAD. In the PLAUDIT trial, doses of pegcetacoplan were initially administered by subcutaneous injection during the treatment period, followed by a long-term extension period. In December 2018, we announced interim data for the Phase 2 trial at the ASH Conference and further interim data at the European Hematology Association Congress in June 2019. We observed that in the 10 patients with CAD who reached day 168:

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

Hematopoietic Stem Cell Transplantation Thrombotic Microangiopathy

Hematopoietic stem cell transplantation thrombotic microangiopathy, or HSCT-TMA, is rare blood disease that can be a fatal complication of a bone marrow transplant or HSCT. In HSCT-TMA, microscopic blood clots form in small blood vessels, leading to organ damage. The kidneys are commonly affected, although any organ may be involved. HSCT-TMA occurs in up to 40% of HSCT recipients; every year, there are approximately 9,000 allogeneic transplants in the United States. Excessive complement activation is a high-risk feature in patients with HSCT-TMA, and C3 is believed to play a critical role in TMA based on proinflammatory and procoagulant properties of C3a and C3b.

In early 2022, Sobi dosed the first patient in the Phase 2 clinical trial of systemic pegcetacoplan in patients with HSCT-TMA. The Phase 2 trial is an open label, single arm, multicenter trial evaluating the pharmacokinetics, efficacy and safety and tolerability of pegcetacoplan in approximately 12 patients with HSCT-TMA. Sobi expects data from this study to be reported in the second half of 2023.

Adeno-associated virus, or AAV, Vector Administration for Gene Therapies

We are also evaluating the administration of systemic pegcetacoplan as an approach to enabling AAV vector administration for gene therapies. We believe complement inhibition may yield important benefits when used in combination with AAV-delivered gene therapies, such as increasing the safety of AAV-delivered gene therapies, decreasing the required AAV dose needed to achieve a therapeutic effect, and allowing for dosing in patients who have pre-existing antibodies. In collaboration with commercial and academic researchers, we are advancing pre-clinical studies to assess the impact of complement inhibition on AAV-delivered gene therapies.

Neurology

Amyotrophic Lateral Sclerosis (ALS)

We are also developing systemic pegcetacoplan for the treatment of ALS.

ALS is a devastating neurodegenerative disease that results in progressive muscle weakness and paralysis due to the death of nerve cells, called motor neurons, in the brain and spinal cord. The death of motor neurons leads to the progressive loss of voluntary muscle movement required for speaking, walking, swallowing, and breathing. In individuals with ALS, high levels of C3 are present at the neuromuscular junction where motor neurons communicate directly to muscle cells. Numerous studies suggest that elevated levels of C3 present throughout the motor system of ALS patients are likely to contribute to chronic neuroinflammation and the death of motor neurons. There are currently no approved treatments that stop or reverse the progression of ALS, which impacts approximately 19,000 in the United States and approximately 225,000 patients worldwide.

In November 2020, we dosed our first patient in MERIDIAN, a randomized, double-blind, placebo-controlled, multicenter Phase 2 clinical trial designed to evaluate the efficacy and safety of systemic pegcetacoplan in approximately 200 adults with sporadic ALS. Trial participants were randomized in a 2:1 ratio to receive pegcetacoplan or placebo while continuing to receive their existing standard of care treatment for ALS. After 52 weeks of blinded treatment, all patients in the study received pegcetacoplan. To reduce the burden on people living with ALS and their caregivers, the study was designed to minimize the number of in-clinic visits, with approximately six clinic visits in the first year and four in the open-label second year. The primary endpoint of this trial is the Combined Assessment of Function and Survival (CAFS) rank scores at week 52. Enrollment in MERIDIAN was completed in the second quarter of 2022. We expect to present top-line data from MERIDIAN in mid 2023.

Other Neurological Diseases

Additionally, we are developing APL-1030, a novel, first-in-class C3 inhibitor designed to be administered to the brain intrathecally with the potential to treat multiple neurological diseases.

Other Research

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

Collaboration and License Agreement with Sobi

In October 2020, we entered into a Collaboration and License Agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration, or Licensed Products. The agreement does not cover pegcetacoplan or other compstatin analogues or derivatives used for non-systemic ophthalmic administration.

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

Under the agreement, we and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, CAD, HSCT-TMA, C3G, IC-MPGN and ALS, or collectively the Initial Indications, and any other indications subsequently agreed upon by the parties, for commercialization by or on our behalf in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

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

Under the terms of the agreement, Sobi paid an upfront payment of $250.0 million, and agreed to pay us up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events. Sobi also agreed to reimburse us for up to $80.0 million in development costs, of which we have received cash payments of $65.0 million to date. We will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the agreement, we remain responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania, or Penn, and for our payment obligations to SFJ Pharmaceuticals Group.

Unless earlier terminated, the agreement will expire upon the expiration of the last royalty term for the last Licensed Product outside of the United States. The agreement may be terminated in its entirety by Sobi upon 90 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the agreement in its entirety in the event of the other party’s uncured material breach. In addition, we may, subject to specified cure periods, terminate the agreement in any of China, Japan, Brazil, or Canada if Sobi materially breaches its obligation to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize a Licensed Product for PNH and ALS in such country. Either party may also terminate the agreement under specified circumstances relating to the other party’s insolvency. We may terminate the agreement in the event Sobi or its specified affiliates or sublicensees challenges the validity, scope or enforceability of the licensed patent rights under specified circumstances.

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

As part of the collaboration, we paid Beam $50.0 million upon signing and an additional $25.0 million in June 2022. After exercise of the opt-in license rights for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from us, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year and program-by-program basis.

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

As of December 31, 2022, we own a total of 21 U.S. patents, 16 pending U.S. patent applications, including original filings, continuations, and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications.

Pegcetacoplan is an analog of the cyclic peptide compstatin, based on technologies that we have developed internally or have exclusively licensed from Penn.

Our patents and patent applications include families of United States and foreign patent and patent applications relating, for example, to the composition of matter of certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. We have submitted applications for patent term extension for certain of these patents. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan that are granted or pending in the United States and a number of other jurisdictions. Patents in these families would expire between 2036 and 2038. Five of our U.S. patents are listed for EMPAVELI in the FDA’s Orange Book. Our filings also include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of the assets of Potentia Pharmaceuticals, Inc., or Potentia. These patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026. We also own a patent family relating in part to use of C3 inhibitors, including pegcetacoplan, to facilitate gene therapy with AAV vectors. Patents in this family have terms extending into 2040.

In addition to the technology that we developed internally relating to compstatin analogs, we hold exclusive licenses from Penn, including a license agreement with Penn that was assigned to us in connection with our acquisition of the Potentia’s assets in September 2015. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and numerous foreign counterparts, with claims granted in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering pegcetacoplan, and that specifically recite the active component. These patents have terms that extend to 2026.

We also own or have exclusive rights to a number of patent applications relating to additional modalities and molecules for inhibiting complement, including nucleic acid, small molecule, and protein-based approaches. The filings cover, for example, the composition of matter of our product candidates APL-1030 and APL-2006 and methods of use for treating particular complement-mediated disorders. Patents issuing based on these applications would have terms extending into 2041 or 2042.

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

We granted worldwide rights to use and license the intellectual property that we hold with respect to pegcetacoplan to our wholly owned subsidiaries, APL DEL Holdings, LLC and Apellis Switzerland GmbH. Certain of our wholly owned subsidiaries hold rights to use our intellectual property to manage our clinical trials in certain jurisdictions or territories and exclusive rights to distribute our product with respect to specific indications within certain jurisdictions or territories. We granted Sobi an exclusive (subject to certain retained rights), sublicensable license of certain patent rights and know-how to develop and commercialize pegcetacoplan for non-ophthalmological indications in all countries outside of the United States.

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

The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering pegcetacoplan, and specifically recite the active component. Three of these patents are listed for EMPAVELI in the FDA’s Orange Book.

Under the license agreement, we are obligated to make a $0.1 million annual license maintenance payment to Penn until the first commercial sale of a licensed product, some of which may become creditable against milestone payments under specified circumstances. We may also become obligated to make payments to Penn aggregating up to $1.7 million, based on achieving specified development and regulatory approval milestones and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products, and to pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees.

In January 2021 we made payments of $25.0 million as sublicense fees under this agreement with respect to the Sobi collaboration and certain other strategic collaborations.

In August 2021 we made payments of $1.0 million net of a credit for the annual license maintenance payment, for the achievement of milestones under this agreement. In June 2022, we paid an additional $5.0 million to Penn upon the achievement of a development milestone, which was accrued as of December 31, 2021, as it was considered probable at that time. The $5.0 million development milestone was recorded in accrued expenses on the consolidated balance sheet as of December 31, 2021.

We achieved a sales milestone for EMPAVELI in 2022, for which a $1.0 million milestone payment to Penn was recorded in accrued expenses on the consolidated balance sheet as of December 31, 2022.

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country. We incurred $2.7 million of royalty expense related to Penn in 2022.

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

Upon Potentia’s assignment of the license to us, we became the licensee and are obligated to make a $0.1 million annual license maintenance payment to Penn until the first commercial sale of a licensed product. We also became obligated to make payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory approval milestones, including $2.3 million upon approval of an NDA, and up to $5.0 million based on achieving specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees.

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

Our approved product competes, and if our product candidates are approved for the indications for which we are currently undertaking or planning clinical trials, they will compete, with the products and product candidates discussed below

GA. There are no approved treatments for GA other than SYFOVRE. In February 2023, Iveric Bio, Inc. announced that the FDA accepted the company’s NDA for avacincaptad pegol, a C5 inhibitor, with a PDUFA target action date in August 2023. We are aware that several other companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences, Inc. in Phase 2 clinical trials; GT005, a CFI expression subretinal gene therapy being developed by Novartis in Phase 2 clinical trials (Novartis completed its acquisition of Gyroscope Therapeutics in February 2022 ); IONIS-FB-L(RX), a complement factor B inhibitor being developed by Ionis (in collaboration with Roche/Genentech) in Phase 2 clinical trials; danicopan (ALXN2040), an orally administered factor D inhibitor being developed by AstraZeneca in Phase 2 clinical trials; HMR59, an intravitreal gene therapy targeting CD59 being developed by The Janssen Pharmaceutical Companies of Johnson & Johnson (after acquisition from Hemera Biosciences), which completed and presented Phase 1 results in 2022; and other product candidates that do not target the complement system that are either in a single Phase 3 or in Phase 2 clinical trials, including therapies being developed by Alkeus Pharmaceuticals, Inc., Lineage Cell Therapeutics, Inc. (in collaboration with Roche/Genentech), and Regenerative Patch Technologies, LLC. Novartis has initiated a Phase 2 trial of orally administered iptacopan, a factor B inhibitor, in patients with early or intermediate AMD.

PNH. The principal competitors for EMPAVELI, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors marketed by AstraZeneca. In addition to EMPAVELI, eculizumab and ravulizumab are the only drugs currently approved for the treatment of PNH.

We are aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development. In the fourth quarter of 2022, Novartis announced that the Phase 3 APPOINT-PNH trial of iptacopan, an orally administered factor B inhibitor, met its primary endpoint in complement-inhibitor-naïve adults with PNH. Novartis also announced that the Phase 3 APPLY-PNH trial of iptacopan in adult patients with PNH experiencing residual anemia despite prior treatment with anti-C5 therapy met its primary and secondary endpoints. Novartis announced that it plans to make a regulatory submission for iptacopan in 2023. Additional product candidates in development include: crovalimab, an anti-C5 antibody developed by Roche and Chugai Pharmaceutical Co., currently in Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals, Inc. in combination with cemdisiran, an RNAi therapeutic targeting C5 by Alnylam Pharmaceuticals, Inc., currently in Phase 3 clinical trials; and danicopan, a Factor D inhibitor being developed by AstraZeneca as an add-on treatment to eculizumab and ravulizumab, in Phase 3 clinical trials, as well as other products in early stages of development.

Amgen Inc. is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. In the third quarter of 2022, Amgen announced that a Phase 3 trial evaluating ABP959 met its primary endpoints and demonstrated no clinically meaningful differences between ABP959 and eculizumab based on the control of intravascular hemolysis. Other non-U.S. entities are developing biosimilars for eculizumab in local markets. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

CAD. Sutimlimab-jome, a C1s inhibitor monoclonal antibody developed by Sanofi was approved by the FDA in February 2022. Treatments in early clinical development include iptacopan, an oral Factor B inhibitor, being developed by Novartis; and SAR445088, a C1s inhibitor monoclonal antibody, being developed by Sanofi.

C3G. There are currently no approved drugs for C3 glomerulopathy, but treatments in clinical development include iptacopan being developed by Novartis, currently in Phase 3 clinical trials; narsoplimab (OMS721), a MASP-2 inhibitor monoclonal antibody being developed by Omeros Corp., in a Phase 2 renal basket trial; avacopan, an oral C5aR-inhibitor developed by ChemoCentryx, Inc. (acquired by Amgen Inc. in October 2022), in Phase 2 clinical trials; and KP104, an anti C5-Factor H bifunctional protein being developed by Kira Pharmaceuticals, currently in a Phase 2 renal basket trial.

HSCT-TMA. Currently there are three treatments in late-stage clinical development: Ravulizumab, developed by AstraZeneca, nomacopan being developed by Akari, and narsoplimab, being developed by Omeros, are all in Phase 3 trials.

ALS. Currently there are five drug treatments approved by the FDA for treatment of ALS or its symptoms, including edaravone marketed as Radicava by Mitsubishi Tanabe Pharma America; sodium phenylbutyrate and taurursodiol, marketed as Relyvrio by Amylyx Pharmaceuticals, Inc., riluzole, now generic; thickened riluzole, marketed as Tiglutik by ITF Pharma, and dextromethorphan HBr/quinidine sulfate (marketed as Nuedexta by Avanir Pharmaceuticals). Various companies are conducting clinical trials for symptoms of, or neurological conditions, related to, ALS, with over 50 molecules currently in development that target a broad array of biology, including one other anti-complement therapy: ANX005 by Annexon Biosciences in a Phase 2 trial.

Sales and Marketing

We retain U.S. commercialization rights for systemic pegcetacoplan and worldwide commercialization rights for intravitreal pegcetacoplan. We are conducting commercialization efforts for EMPAVELI and SYFOVRE in the United States and plan to conduct commercial development for systemic pegcetacoplan in the United States if it is approved in other indications. Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan. We plan to conduct commercial development for intravitreal pegcetacoplan worldwide for GA. We have developed focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team.

For EMPAVELI and SYFOVRE we have defined our marketing, disease education, patient support and distribution strategies, identified primary and secondary payers representing a significant percentage of patients with PNH and GA, have built our field market access team and our sales team. Sobi is responsible for commercialization of systemic pegcetacoplan outside of the United States.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Although we rely on third-party contract manufacturers to produce our products, we have recruited personnel with experience to manage the third-party contract manufacturers producing our products, product candidates and other product candidates that we may develop in the future.

The process for manufacturing our products and product candidates consists of chemical synthesis, purification using liquid chromatography, and freeze drying into solid form. The drug substance is then dissolved in solution and aliquoted into small vials for individual dosing. Each of these steps involves a relatively routine chemical engineering process. We believe the costs associated with manufacturing drug product for our products and product candidates is comparable to the current manufacturing costs for other similarly sized peptide-based components.

We have engaged a limited number of third-party manufacturers to provide all of our raw materials, drug substances and finished products for use in clinical trials and commercial sale. We have entered into a commercial supply agreement with Bachem Americas, Inc., or Bachem, agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance, and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. We also have a separate supply agreement for the manufacture of the drug product for each of EMPAVELI and SYFOVRE.

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

Commercial Supply Agreement with Bachem

On December 30, 2020, we entered into a commercial supply agreement, or the Bachem Agreement, with Bachem to supply the drug substance for the finished dosage form of systemic pegcetacoplan and intravitreal pegcetacoplan.

Under the Bachem Agreement, we agreed to purchase from Bachem a significant portion of our requirements for the drug substance during the term of the agreement, and to purchase all of our requirements for drug substance for commercial sale, subject to certain exceptions, for a period after the effective date of the agreement.

Unless earlier terminated, the initial term of the Bachem Agreement continues until December 31, 2025, or the Initial Term. Thereafter, the Bachem Agreement will automatically renew for an additional two-year term. At least 24 months prior to the end of the Initial Term, Bachem will notify us in writing if it is willing to continue to manufacture and supply the drug substance following the end of the Initial Term. For a period of 12 months after receipt of such notice, we have the right to negotiate pricing terms that would apply during the renewal term, which upon agreement will be finalized in an amendment to the Bachem Agreement. We may terminate the Bachem Agreement in the event any required license, permit or certificate of Bachem related to the manufacturing facility or the drug substance is not approved or issued (or is withdrawn) by the relevant governmental authority. Additionally, each party may terminate the Bachem Agreement upon an uncured material breach of the Bachem Agreement by the other party or upon the other party’s insolvency or bankruptcy.

The Bachem Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality, storage, handling and transport, intellectual property, confidentiality and indemnification.

Amended and Restated Commercial Supply Agreement with NOF

On March 10, 2021, we entered into an amended and restated commercial supply agreement, or the NOF Agreement, with NOF to purchase PEG, which is a component of each of systemic pegcetacoplan and intravitreal pegcetacoplan.

Under the NOF Agreement, NOF’s affiliate, NOF America Corporation, supplies PEG to us on a non-exclusive basis. NOF agreed to manufacture and deliver PEG to us in accordance with purchase orders issued by us pursuant to the NOF Agreement. We may purchase PEG or any polyethylene glycol derivative from other third-party suppliers. Notwithstanding the foregoing, we agreed to purchase at least a minimum purchase obligation, which will be based on our 24-month rolling forecasts as set forth in the NOF Agreement. In the event we fail to meet the minimum purchase obligation, we will pay NOF the amount equal to a specified percentage of the remaining quantity of the minimum purchase obligation for the relevant time period, in addition to any payments due for all outstanding firm orders. We may eliminate the minimum purchase obligation on or before October 1 of the preceding calendar year by paying a specified percentage of the then-applicable supply price of the remaining minimum purchase obligation for the remainder of the term.

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

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject a sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities, including state agencies.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. A company, institution or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biologic product in the United States must typically secure the following:

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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted.

Companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

In addition to the IND requirements, an institutional review board, or IRB, representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Reporting Clinical Trial Results

Under the Public Health Service Act, or the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the Department of Health and Human Services’, or the HHS, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.

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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

In March 2022, the FDA finalized guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (Pre-NDA meeting). Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. Finally, a Type D meeting is focused on a narrow set of issues (should be limited to no more than 2 focused topics) and should not require input from more than 3 disciplines or divisions.

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

Specifically, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Pediatric Studies

Under the Pediatric Research Equity Act, or the PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and the sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

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

Specifically, the FDA may designate a product for fast-track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast-track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast-track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

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

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to (i) require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, (ii) require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed) and use expedited procedures to withdraw accelerated approval of an NDA or biologics license application after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2023 this application fee is approximately $3.25 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $394,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the sponsor and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of the FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process. To ensure cGMP and GCP compliance by its employees and third-party contractors, a sponsor may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

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

Decisions on NDAs

The FDA reviews a sponsor to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act, or the DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.

Generic Drugs and Regulatory Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, the sponsor must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Upon approval of an abbreviated new drug application, or ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021.When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.

Specifically, the sponsor must certify with respect to each patent that:

•
the required patent information has not been filed;
•
the listed patent has expired;
•
the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•
the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA sponsor is not seeking approval).

If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA sponsor.

To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of an NCE, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) sponsor.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) sponsor submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.

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

A clinical trial is typically required for a PMA application, and in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

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

With the exception of the EU/European Economic Area, or the EEA, applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Clinical Trial Approval

Before the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, came into application in January 2022, the Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, a sponsor must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the sponsor may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigational drug product that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Regulation came into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation will apply to all EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

Procedures Governing Approval of Drug Products in the European Union

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, a sponsor must obtain approval from the competent national authority of an E.U. member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. Clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents.

To obtain marketing approval of a product under European Union regulatory systems, a sponsor must submit a MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all E.U. member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure is available to sponsors who wish to market a product in various E.U. member states where such product has not previously received marketing approval in any E.U. member states. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, a sponsor submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

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

Hybrid medicinal product applications have automatic access to the centralized procedure when the reference product was authorized for marketing via that procedure. Where the reference product was authorized via the decentralized procedure, a hybrid application may be accepted for consideration under the centralized procedure if the sponsor shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation, or the granting of a community authorization for the medicinal product is in the interest of patients at the community level.

Pediatric Studies in the EU

Prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population.

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

Periods of Authorization and Renewals

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file with respect to quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the competent authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

In the EU, the advertising and promotion of approved products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with clinicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, orSmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU.

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

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The sponsor will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if: (1) the second sponsor can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the sponsor consents to a second orphan medicinal product application; or (3) the sponsor cannot supply enough orphan medicinal product.

Pediatric Exclusivity in the EU

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s, or the U.K., withdrawal from the European Union took place on January 31, 2020. The European Union and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Trade Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Trade Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Trade Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law, the body of European Union law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the European Union.

Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the U.K. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the sensitive personal data relates before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that falls within the scope of the GDPR include, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

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

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies in order to obtain reimbursement. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits and issue guidance to prescribers. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, reference pricing and cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value to certain healthcare providers and teaching hospitals and information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the ACA which, among other things, includes changes to the coverage and payment for drug products under government health care programs. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended and reduced with the full 2% cut resuming thereafter. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic. We cannot predict how federal agencies will respond to such Executive Orders.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December

29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act.

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Employees and Human Capital

As December 31, 2022, we had 767 full-time employees. Of these employees, 699 were based in the United States, 68 were based in international locations and 132 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We are committed to providing a positive employee experience and a culture that embodies our values.

Fostering a diverse and inclusive culture which invests in attracting, retaining, engaging and developing our people is critical to achieving our business objectives and bringing value to patients, shareholders and all stakeholders. We are a majority female organization, and we maintain significant female representation at all levels. As of December 31, 2022, 58% of our workforce were women and 29% of those in senior leadership roles are women. Racial and ethnic diversity in the aggregate has improved at our company over the last few years. As of December 31, 2022, 31% of our workforce were ethnically diverse and 13% of those in senior leadership roles are ethnically diverse. However, we recognize that there is still important progress to be made, particularly as relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.

We care for the health, well-being, and futures of our employees and their families. To incentivize and reward strong performance, we have competitive compensation and benefits programs, including short-term and long-term incentives, exceptional health and wellness benefits along with generous vacation and leave programs. We offer an array of flexible working options that balances the needs of our employees with business needs.

We offer equity incentives to all new employees and an annual equity award to all our employees in connection with our annual performance reviews and regular Total Rewards programs. Our equity and cash incentive plans are aimed to increase stockholder value and the success of our company by motivating our employees to perform to the best of their abilities and achieve our and their objectives. In addition, many of our employees are stockholders of our company through participation in our Employee Stock Purchase Plan, which aligns the interests of our employees with our stockholders by providing stock ownership on a tax-deferred basis. We also provide up to a 50% match on employee contributions (up to 5% of base salary) to our 401(k) retirement savings plan.

Our full-time U.S. employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a health reimbursement account for participating employees and to help our employees cover medical expenses pre-tax, we also offer employees a flexible spending account. Our employees outside of the U.S. receive competitive compensation and benefits that are regularly benchmarked to ensure market norms and reflect our standards. All employees globally have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

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

Corporate Responsibility

We are highly committed to policies and practices focused on environmental, social and corporate governance, or ESG, positively impacting our community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we strive to bring transformative medicines to patients, provide an engaging and inclusive workplace for our employees, minimize our impact on the environment, and always demonstrate integrity in our actions.

Our ESG Sustainability Report, which describes our approach to ESG programs, is available under the ‘About Us’ section of our website. Information in our ESG Sustainability Report is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2023 and beyond.

Corporate Information

Our principal executive office is located at 100 Fifth Avenue, Waltham, Massachusetts, and our telephone number is 617-977-5700.

Available Information

We file reports and other information with the Securities and Exchange Commission, or the SEC, as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.

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

Item 1A. Risk Factors.

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission, or SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least this year and next year, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur net operating losses for at least this year and next year. Our net losses were $652.2 million, $746.4 million and $344.9 million for the years ended December 31, 2022, 2021 and 2020 respectively. As of December 31, 2022, we had an accumulated deficit of $2.3 billion. While we have begun to generate revenue from sales of EMPAVELI, we have primarily financed our operations to date through the sale of our common stock in our public offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, and the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications and the commercialization of EMPAVELI and SYFOVRE. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue the commercial launch of EMPAVELI for the treatment of PNH in the United States and commercialize SYFOVRE for the treatment of GA in the United States;
•
establish and maintain sales, marketing, distribution and other commercial infrastructure to commercialize EMPAVELI and SYFOVRE and any other products for which we may obtain marketing approval;
•
prepare to submit additional applications for regulatory approval outside the United States and continue to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
•
continue to develop and conduct clinical trials of pegcetacoplan and our other product candidates, in other indications;
•
initiate and continue research and preclinical and clinical development efforts for any future product candidates;
•
seek to identify and develop additional product candidates for complement-dependent diseases;
•
seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•
require the manufacture of commercial quantities of our approved products and larger quantities of product candidates for clinical development and, potentially, commercialization;
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

Our ability to become and remain profitable depends on our ability to generate significant product revenue. Our ability to generate significant revenue will require us to successfully commercialize EMPAVELI and SYFOVRE in the approved jurisdictions. While we began to generate product revenue from sales of EMPAVELI in May 2021, and expect to begin to generate product revenue from sales of SYFOVRE beginning in March 2023, there can be no assurance that we will generate significant revenue or as to the timing of any such revenue, and we may not achieve profitability for several years, if at all.

The successful commercialization of both products is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of EMPAVELI for the treatment of PNH alone will be sufficient for us to become profitable for several years, if at all. Our prospects depend primarily upon the commercial success of SYFOVRE.

Successful commercialization will require manufacturing, marketing and selling our approved products, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately predict the timing and amount of revenues, and if or when we might achieve profitability. We and any collaborators may never succeed in these activities and, even if we do, or any collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

We have obtained marketing approval for EMPAVELI for the treatment of PNH in the United States and for SYFOVRE for the treatment of GA in the United States but have not yet consistently demonstrated an ability to successfully conduct commercial activities.

We obtained our first marketing approval for the use of systemic pegcetacoplan to treat adult patients with PNH in the United States and began to sell EMPAVELI for the treatment of PNH in May 2021. Our collaborator Sobi obtained marketing approval in the European Union, Saudi Arabia and Australia for the use of pegcetacoplan to treat patients with PNH. We obtained marketing approval for the use of intravitreal pegcetacoplan to treat patients with GA in the United States in February 2023 and expect to commercialize SYFOVRE by the beginning of March 2023. Prior to obtaining these approvals, our operations were limited to financing and staffing our company, developing our technology, conducting preclinical research and clinical trials of our product candidates and preparing for a commercial launch. We have not yet consistently demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and preparing for commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2022, 2021 and 2020, we used net cash of $513.7 million, $563.1 million and $160.5 million respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2022, our cash and cash equivalents were $551.8 million. We expect our expenses to increase, particularly as we commercialize EMPAVELI and SYFOVRE, and initiate new clinical trials and initiate new research and preclinical development efforts. In addition, as we commercialize EMPAVELI and SYFOVRE and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or for our other product candidates, we expect we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, particularly in connection with the commercial launch of SYFOVRE for the treatment of GA, and if we commercialize it in jurisdictions outside the United States without a collaborator. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

We will be required to expend significant funds in order to advance the development of pegcetacoplan and our other product candidates in multiple disease areas, as well as other product candidates we may seek to develop. In addition to our collaboration agreement with Sobi, we may seek one or more additional collaborators for future development of our product candidates for one or more indications. However, we may not be able to enter into an additional collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to achieve our business objectives. We do not have any committed external source of funds other than Sobi’s reimbursement obligations under the collaboration agreement. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash, cash equivalents and marketable securities, along with the cash anticipated to be generated from sales of EMPAVELI and SYFOVRE and the committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2024. Our estimate as to how long we expect our cash, cash equivalents and marketable securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We are devoting substantial resources to the building of a commercial infrastructure for SYFOVRE for GA and to the development of our other product candidates. We plan to seek additional funding to conduct these activities. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI and SYFOVRE in the United States;
•
the cost and our ability to submit applications for regulatory approval outside of the United States and to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
•
the cost and our ability to effectively establish and maintain the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
•
the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for EMPAVELI, systemic pegcetacoplan, SYFOVRE and other product candidates;
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
•
our ability to obtain adequate reimbursement for EMPAVELI and SYFOVRE in the United States or any other product we commercialize; and
•
the costs of operating as a public company.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We do not believe that our cash, cash equivalents and marketable securities will be sufficient to enable us to fund our current operations for longer than 12 months from the date of issuance of the financial statements included in this Annual Report on Form 10-K and have therefore concluded that this circumstance raises substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. If we are unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

For example, under our development funding agreement with SFJ, as amended, following approval by the FDA and the EMA for the use of pegcetacoplan as a treatment for PNH, we paid SFJ initial payments of $4.0 million in 2021 and $5.0 million in 2022, respectively, and we are obligated to pay an aggregate of $421.5 million as of December 31, 2022 in the aggregate in eleven semi-annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval.

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

In 2021 and 2022, we completed several privately negotiated exchanges with holders of our outstanding Convertible Notes, under which we issued approximately 12.9 million shares of common stock in exchange for approximately $425.4 million in aggregate principal amount of Convertible Notes. The effective price per share of the common stock issued in the exchange transactions was lower than the trading price of our common stock on the Nasdaq Global Select Market at the time of settlement of the exchanges. We may in the future exchange additional principal amount of our Convertible Notes and the effective price per share of the common stock may be lower than the trading price at such time.

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

We are required to make substantial payments to SFJ pursuant to our development funding agreement as a result of obtaining these regulatory approvals for EMPAVELI in the United States and the EU. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

We had an aggregate of approximately $93.9 million principal amount of convertible notes outstanding and held by third parties as of December 31, 2022. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock in exchange for upon conversion of the Convertible Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

A conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition.

In the event a conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. One of the conditional conversion features of the Convertible Notes has been triggered from time and time at the end of fiscal quarters, the Notes are convertible at the option of the holders, in whole or in part, for the following quarter. Whether the Convertible Notes will be convertible in any future period will depend on the satisfaction of this condition or another conversion condition at such time. In addition, even if holders do not elect to convert their Convertible Notes during a period when the notes are convertible, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Treatment with complement inhibitors, like pegcetacoplan, has immunosuppressive effects. Elderly patients or patients with significantly compromised health, such as those in our clinical trials, could be more susceptible to infections and other complications as a result of treatment with complement inhibitors. The COVID-19 pandemic could lead to delayed enrollment in our trials, more frequent missed visits from ongoing trials and more frequent or severe adverse events during our trials.

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

We are dependent on the success of EMPAVELI and SYFOVRE and the successful development and commercialization of pegcetacoplan in other jurisdictions and disease indications. If we are unable to successfully commercialize EMPAVELI and SYFOVRE, or develop, obtain marketing approval for or successfully commercialize pegcetacoplan in other indications and jurisdictions, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We are investing a significant portion of our efforts and financial resources to fund the commercialization of EMPAVELI and SYFOVRE and development of pegcetacoplan in other disease indications and jurisdictions. Our prospects are dependent on our ability to successfully commercialize EMPAVELI in the United States and SYFOVRE worldwide. We are also dependent on the success of pegcetacoplan in clinical development and our ability to obtain additional marketing approvals for pegcetacoplan in one or more other indications. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. Our prospects are substantially dependent on our ability, or that of Sobi or any future collaborator, to successfully commercialize EMPAVELI and to develop, obtain marketing approval for and successfully commercialize systemic pegcetacoplan in additional disease indications. All of our product candidates other than pegcetacoplan are in pre-clinical development.

The success of EMPAVELI in PNH, SYFOVRE in GA and pegcetacoplan in other disease indications will depend on several factors, including the following:

•
our ability to successfully commercialize of EMPAVELI in the United States and SYFOVRE worldwide, including establishing sales, marketing and distribution capabilities for EMPAVELI and SYFOVRE;
•
commercial acceptance by patients, the medical community and third-party payors of EMPAVELI in PNH, SYFOVRE in GA, pegcetacoplan in other indications, if approved, and other product candidates, if approved;
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
•
timely receipt of marketing approvals from applicable regulatory authorities, including approval of SYFOVRE from the EMA;
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

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to successfully commercialize EMPAVELI in the United States for PNH, SYFOVRE worldwide for GA, or to develop, receive marketing approval for and successfully commercialize pegcetacoplan in other indications or jurisdictions on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received approval for SYFOVRE for the treatment of patients with GA in the United States, but there is no assurance that we will receive regulatory approvals for SYFOVRE for the treatment of GA in other jurisdictions, or for other indications in any jurisdiction. Similarly, we have received approval for EMPAVELI for the treatment of patients with PNH in several jurisdictions, but there is no assurance that we will receive regulatory approvals for EMPAVELI in other indications. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these additional approvals.

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

In our Phase 3 trials of pegcetacoplan in patients with GA, the most common adverse reactions (≥ 5%) reported in patients receiving SYFOVRE were ocular discomfort, neovascular AMD, vitreous floaters, and conjunctival hemorrhage. Rates of ischemic optic neuropathy events were higher in the monthly group as compared to the every-other-month and sham groups. The rate and severity of endophthalmitis and intraocular inflammation were generally in line with reported studies of other intravitreal therapies.

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

We or others may later discover that EMPAVELI or SYFOVRE is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of our collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects that may be observed once the product has been commercialized. If safety problems occur or are identified after EMPAVELI or SYFOVRE or one of our products, if any, reaches the market, the FDA or comparable non-U.S. regulatory authorities may require that we amend the labeling of our product, recall our product, or even withdraw approval for our product.

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

We may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, of EMPAVELI or SYFOVRE, in which case we may not generate significant revenues or become profitable.

We may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success of EMPAVELI or SYFOVRE. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris) are the only therapies that have been approved for the treatment of PNH, and even though we have obtained marketing approval of EMPAVELI, we may not be able to successfully convince physicians or patients to switch from eculizumab or ravulizumab to pegcetacoplan. While SYFOVRE is the only therapy that has been approved by the FDA for the treatment of GA, we may not be able to successfully convince physicians or patients to begin or continue treatment with SYFOVRE.

Efforts to educate the medical community and third-party payors on the benefits of our products and product candidates may require significant resources and may not be successful. If EMPAVELI, SYFOVRE, or any of our product candidates for which we obtain marketing approval do achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of EMPAVELI, SYFOVRE, or our other product candidates for which we obtain marketing approval, will depend on a number of factors, including:

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

In addition, the potential market opportunity for EMPAVELI in PNH, SYFOVRE in GA, or in any other indication is difficult to precisely estimate. Our estimates of the potential market opportunity for EMPAVELI in PNH, SYFOVRE in GA, or in other indications include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. However, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for EMPAVELI in PNH, SYFOVRE in GA, or any other indication could be smaller than our estimates of potential market opportunity. If the actual market for EMPAVELI in PNH, SYFOVRE in GA, in other indications is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

If the commercial launch of EMPAVELI in the United States for PNH and of SYFOVRE in the United States for GA, for each of which we recruited a sales force and established marketing, market access and medical affairs teams and distribution capabilities is not successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel.

To achieve commercial success for EMPAVELI and SYFOVRE, we have expended and anticipate that we will continue to expend significant resources to support our sales force, marketing, market access and medical affairs teams and distribution capabilities. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay our ability to focus on other priorities. If the commercial launch of EMPAVELI or SYFOVRE is not successful for any reason, this would be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel or terminate on favorable terms any agreements entered into with third parties to support our commercialization efforts.

Factors that may inhibit our efforts to commercialize EMPAVELI or SYFOVRE on our own in the United States include:

•
our inability to train and retain adequate numbers of effective sales, marketing, training and support personnel;
•
the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to educate an adequate number of physicians of
•
the benefits of EMPAVELI or SYFOVRE over alternative treatment options;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with
•
more extensive or integrated product offerings; and
•
unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.

If our salesforce, marketing, market access and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of EMPAVELI or SYFOVRE, impact our ability to generate revenue and harm our business.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing EMPAVELI, SYFOVRE, pegcetacoplan in other indications or any of our other product candidates for which we obtain marketing approval.

We have built a sales, marketing and distribution infrastructure in the United States to support commercialization of EMPAVELI and SYFOVRE.

We are building focused capabilities to commercialize SYFOVRE in GA and EMPAVELI in PNH and other indications where we believe that the medical specialists for such indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time-consuming and could delay any product launch. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing EMPAVELI, SYFOVRE, or our other product candidates that receive marketing approval.

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

The development and commercialization of new products is highly competitive, as described in “Business - Competition,” above. We face significant competition with respect to EMPAVELI and expect competition for SYFOVRE. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or our collaborators, may seek to develop or commercialize in the future, including from therapies that act through the complement system and therapies that use different approaches.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than EMPAVELI, SYFOVRE, or any product candidates that we are currently developing or that we may develop, which could render EMPAVELI, SYFOVRE, or our product candidates obsolete and noncompetitive.

EMPAVELI targets a market that is already served by a competitor with significantly greater financial resources than us. The principal competitors for EMPAVELI for the treatment of PNH, are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion AstraZeneca Rare Disease, or AstraZeneca. Prior to the approval of EMPAVELI, eculizumab and ravulizumab were the only drugs approved for the treatment of PNH. These products have widespread acceptance among clinicians, patients and payors. Eculizumab and ravulizumab may also compete with EMPAVELI in other indications in our systemic programs. In 2022, AstraZeneca also obtained approval for a subcutaneous version of ravulizumab, currently in phase 3 clinical trial.

We are also aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development. In the fourth quarter of 2022, Novartis announced that the Phase 3 APPOINT-PNH trial of iptacopan, an orally administered factor B inhibitor, met its primary endpoint in complement-inhibitor-naïve adults with PNH. Novartis also announced that the Phase 3 APPLY-PNH trial of iptacopan in adult patients with PNH experiencing residual anemia despite prior treatment with anti-C5 therapy met its primary and secondary endpoints. Novartis announced that they plan to make a regulatory submission for iptacopan in 2023. If Novartis receives regulatory approval of iptacopan, they may have a potential competitive advantage if prescribers and patients prefer to utilize an oral medication rather than an injected medication.

SYFOVRE targets an indication that does not have any other approved products, but we are aware of companies that are actively developing product candidates for the treatment of GA in late-stage clinical development, including avacincaptad pegol, a C5 inhibitor being developed by Iveric Bio, Inc., for which an NDA is currently under review by the FDA with a PDUFA target action date in August 2023.

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

EMPAVELI, SYFOVRE, or any product candidate that we or any collaborator, such as Sobi, commercialize may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of EMPAVELI, SYFOVRE, or any our product candidates that we or any collaborator, such as Sobi, commercialize will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize EMPAVELI, SYFOVRE, or any other product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of our collaborators, to commercialize EMPAVELI, SYFOVRE, or any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and abroad. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell EMPAVELI, SYFOVRE, or our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or our collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, such as EMPAVELI, SYFOVRE, and coverage may be more limited for EMPAVELI and SYFOVRE than the indication for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

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

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of EMPAVELI, SYFOVRE, and any other products that we may develop.

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

•
decreased demand for EMPAVELI, SYFOVRE, and any other product candidates that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend resulting litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to successfully commercialize EMPAVELI, SYFOVRE, or any other products that we may develop.

Although we maintain product liability and clinical trial insurance coverage in the amount of up to $50.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if we commercialize EMPAVELI,

SYFOVRE, and any other product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of EMPAVELI, SYFOVRE, and our other product candidates, which could harm our business, financial condition, results of operations and prospects.

Our internal information technology systems, or those of any contractors, consultants, vendors, business partners or other third parties, may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.

We are dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, including personal information and information relating to intellectual property, on internal information systems and through the information systems of our contractors, consultants, vendors, business partners or other third parties. It is critical that we, our vendors, collaborators or other contractors or consultants, do so in a secure manner to maintain the availability, security, confidentiality, privacy and integrity of such confidential information.

Despite the implementation of security measures, our internal information technology systems and those of third parties are vulnerable to damage from computer viruses, malware, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, business partners and other third parties, or from cyber-attacks by malicious third parties over the Internet or through other mechanisms. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial of service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future breaches.

While we have not experienced any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, clinical trials and business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from clinical trials could result in delays or termination of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, as risks with respect to our information systems continue to evolve, we will incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, enrollment in our clinical trials could be negatively affected, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may be in breach of our contractual obligations. Furthermore, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain and could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

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

We contract with third parties for the manufacture, storage and distribution of commercial supply for EMPAVELI, SYFOVRE, and clinical supply for our product candidates and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of pegcetacoplan or our other product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have no manufacturing facilities, and a relatively small number of personnel with manufacturing experience who can oversee the manufacturing process. We rely on contract manufacturers to manufacture, store and distribute both drug substance and drug product required for our clinical trials. We also rely upon contract manufacturers, and potentially collaboration partners to manufacture commercial quantities of EMPAVELI, SYFOVRE, and any of our other product candidates, if approved. We may be unable to establish any agreements with contract manufacturers or to do so on acceptable terms, or to maintain such agreements as we may enter. Even if we are able to establish agreements with contract manufacturers, reliance on contract manufacturers entails additional risks, including:

•
manufacturing delays if our third-party contractors give greater priority to the supply of other products over EMPAVELI, SYFOVRE, or our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them, or if unforeseen events in the manufacturing process arise;
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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our commercial supply of EMPAVELI and SYFOVRE and for our clinical supply of our product candidates. In particular, we have entered into commercial supply agreements with Bachem and NOF to purchase a significant portion of our requirements for the pegcetacoplan drug substance and drug intermediaries, respectively, over the next five years. We have also entered into long-term commercial supply agreements with other suppliers of raw materials, drug intermediaries, drug substance and drug product. We also have a separate supply agreement for the manufacture of the drug product for each of EMPAVELI and SYFOVRE. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. For example, in the past we experienced issues associated with the manufacturing process for pegcetacoplan that resulted in delays in the supply of pegcetacoplan. These delays resulted in us incurring additional costs and delays in our PNH development program. Additionally, in October 2018, we announced that we voluntarily implemented a pause in dosing in our clinical trials in patients with GA and wet AMD due to observed cases of non-infectious inflammation in patients treated from a single manufacturing lot of pegcetacoplan ophthalmological drug product that we believe occurred due to an impurity in the active pharmaceutical ingredient. If we experience other issues or delays in the future, our commercial success may be materially and adversely impacted and our development of pegcetacoplan may be materially delayed, and our business adversely affected.

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, result in lost sales of EMPAVELI and/or SYFOVRE or delay our clinical trials. Accordingly, for example, if Bachem or NOF were to experience manufacturing and supply issues, we would have difficulty in procuring the drug substance or drug intermediates needed for the supply and manufacture of pegcetacoplan. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. If we or any third-party parties on which we rely are adversely impacted by restrictions or limitations resulting from the COVID-19 pandemic, our ability to manufacture and supply pegcetacoplan may be disrupted, which would limit our ability to conduct our clinical trials or prepare for our commercial launch. Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products.

For EMPAVELI, SYFOVRE, and any product candidates that are approved by any regulatory agency, we will need to maintain agreements with third-party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that can manufacture our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

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

We have developed a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While this device was in development, we are using one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials and for our commercial launch of EMPAVELI and SYFOVRE. If we are not able to launch this custom drug delivery system, we may need to continue to rely on commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

Our current and anticipated future dependence upon others for the manufacture of EMPAVELI, SYFOVRE, or our product candidates may harm our future profit margins and our ability to commercialize EMPAVELI, SYFOVRE, or any other products that receive marketing approval on a timely and competitive basis.

Our prospects for the development and commercialization of our product candidates will depend in significant part on the success of our collaboration with Sobi and future collaborations.

We have entered into a collaboration with Sobi for the global co-development and commercialization outside of the United States of systemic pegcetacoplan and we may seek to enter into additional collaborations for the development and commercialization of certain of our products or product candidates. We may have limited control over the amount and timing of resources that our collaborators, including Sobi, will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We are a party to patent license agreements with The University of Pennsylvania, or Penn, under which we license patent rights relating to a family of compounds for use in all fields. The licensed patent rights include issued U.S. and foreign patents with claims that recite a class of compounds generically covering pegcetacoplan and that specifically recite the active component. We may enter into additional license agreements in the future. Our license agreements with Penn impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could negatively impact the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our product candidates that are important to our business; we also license, or purchase patent applications filed by others. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issue from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we do or may license, or purchase patent rights were the first to make relevant claimed inventions or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our patents or applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

Issued patents that we have or may obtain, or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable or find that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be negatively impacted, and our business would be harmed.

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
If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively, or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We may not be able to enforce our intellectual property rights throughout the world

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Furthermore, while we intend to protect our intellectual property rights in major markets for our products, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

If we do not obtain patent term extension and data exclusivity for our products or product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our products or product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval, only one patent may be extended, and the extension only applies to those claims covering the approved drug, a method for using it, or a method for manufacturing it. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion, and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. The FDA approved EMPAVELI in May 2021 and the EMA approved ASPAVELI in December 2021. The FDA approved SYFOVRE in February 2023.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or our collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. In addition, to the extent that we seek to develop a combination drug-device product for delivery of a product candidate, or we rely on a previously cleared device to deliver a product candidate, we will also be dependent on FDA clearance or approval of such products.

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

In order to market and sell EMPAVELI, SYFOVRE, pegcetacoplan in other indications or any of our other products in the European Union and other foreign jurisdictions, we, and our collaborators, such as Sobi, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We, and our collaborators, such as Sobi, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

Additionally, we could face heightened risks with respect to seeking marketing approval in the U.K. as a result of the withdrawal of the U.K. from the European Union, commonly referred to as Brexit. The U.K. is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has been incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling outside of the United States; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Even if we, or our collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and our collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates which we or they market. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and our collaborators will not be able to promote any products we develop for indications or uses for which they are not approved. We are limited to promoting EMPAVELI and SYFOVRE in accordance with their approved label in each jurisdiction and may not promote them for any indication other than as stated on the label. The label for ASPAVELI in the European Union is more limited than the label for EMPAVELI in the United States.

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

Accordingly, given the marketing approval of EMPAVELI and SYFOVRE and assuming we, or our collaborators, receive marketing approval for one or more of our other product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

EMPAVELI, SYFOVRE, and any other product candidates for which we, or our collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, or our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

EMPAVELI, SYFOVRE, and any other product candidates for which we, or our collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. For EMPAVELI, SYFOVRE, and any other product candidate that is granted marketing approval, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Separately, in response to the COVID-19 pandemic, a number of companies in 2020 and 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, thus the FDA may be unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidances, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our collaborators, to profitably sell EMPAVELI, SYFOVRE, or any other products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or our collaborators, may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reduction in Medicare payments may vary up to 4%. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or transfers of value made to certain healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010. Violation of these laws could result in substantial fines and imprisonment.

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

In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of abbreviated new drug applications, or ANDAs, and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months, or the FDA determines that the supply of the product will help alleviate or prevent a shortage.

To bring an action under the statute, an ANDA or 505(b)(2) sponsor must take certain steps to request the reference product, which, in the case of products covered by a Risk Evaluation and Mitigation Strategy with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the sponsor prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.

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

Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with EMPAVELI, SYFOVRE, and any of our product candidates, if approved, which could impact our ability to maximize product revenue.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the U.S., European Union and U.K. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the U.S., there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the EC to offer adequate data protection legislation, such as the U.S. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

Following the withdrawal of the U.K. from the European Union, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the U.K. and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K. Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the U.S. regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

A variety of risks associated with international operations could materially adversely affect our business.

As we engage in significant cross-border and international activities, we will be subject to risks related to international operations, including:

•
different regulatory requirements for initiating clinical trials and maintaining approval of drugs in foreign countries;
•
reduced protection for intellectual property rights in certain countries;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;

•
economic weakness, including inflation, political instability or open conflict in particular foreign economies and markets;
•
differing and multiple payor reimbursement regimes, government payers or patient self-pay systems;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations of doing business in another country;
•
workforce uncertainty in countries where labor unrest is more common than in North America;
•
controlled substance legislation differs between countries and legislation in certain countries may restrict, limit, or delay our ability to manufacture and/or transport our product candidates;
•
likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international import, export and re-export control and sanctions laws and regulations, which likelihood may increase with an increase of operations in foreign jurisdictions, directly or indirectly through third parties (whose corrupt or other illegal conduct may subject us to liability), which may involve interactions with government agencies or government-affiliated hospitals, universities and other organizations, such as conducting clinical trials, selling our products, and obtaining necessary permits, licenses, patent registrations, and other regulatory approvals
•
tighter restrictions on privacy and data protection, and more burdensome obligations associated with the collection, use and retention of data, including clinical data and genetic material, may apply in jurisdictions outside of North America;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
business interruptions resulting from geopolitical actions, including war, terrorism, and civil and political unrest (such as the ongoing conflict between Russia and Ukraine), or natural disasters including earthquakes, typhoons, floods and fires; and
•
supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

Laws and regulations governing our international operations may preclude us from developing, manufacturing, and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The FCPA is enforced by the Department of Justice and the SEC.

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

We have conducted, and continue to conduct, clinical trials in various jurisdictions, including Russia and other Eastern European countries. In response to the conflict between Russia and Ukraine, the United States, the European Union, and other jurisdictions have imposed economic sanctions and other restrictions against certain officials, individuals, entities, regions, and industries in Russia, Ukraine, and Belarus. Such sanctions, and any further restrictions that may be promulgated, could adversely impact our ability to conduct our clinical program in certain jurisdictions. We will continue to closely monitor the geopolitical situation in Ukraine and its impact on our clinical trial operations.

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

We are highly dependent on the pharmaceutical research and development and business development expertise of our executive team, including Cedric Francois, M.D., Ph.D., our President and Chief Executive Officer. The members of our executive team are employed “at will,” meaning any of them may terminate his or her employment with us at any time with or without notice and for any reason or no reason. In the future, we may be dependent on other members of our management, scientific and development team.

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

We continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug manufacturing, clinical, regulatory affairs and sales, marketing and distribution. During 2022, the number of our employees increased from 476 on December 31, 2021 to 767 on December 31, 2022. We expect the number of employees to continue to increase in 2023. Our principal office is located in Massachusetts, and we maintain additional offices in California, Australia and Switzerland. To manage these growth activities and separation of offices, we must continue to implement and improve our managerial, operational and financial systems and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

•
our success in launching and commercializing EMPAVELI and SYFOVRE;
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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2022, we had options to purchase an aggregate of 12,295,212 shares of our common stock outstanding, of which options to purchase 8,872,561 shares were vested and 3,572,278 outstanding unvested restricted stock units that upon vesting would result in the issuance of 3,572,278 shares of our common stock. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 10,778,303 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Changes in tax laws or in their interpretation could adversely affect our business and financial condition.

Recent changes in tax law could adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, mandatory capitalization of research and development expenses, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain exceptions), and modifying or repealing many business deductions and credits.

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

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Congress may enact additional legislations, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, or the CAA.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2022, we had both federal and state net operating loss carryforwards of $312.9 million and $395.4 million, respectively, and federal and state research and development tax credit carryforwards of $74.2 million and $16.9 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $279.2 million may be carried forward indefinitely. The remaining net operating loss and research and development tax credit carryforwards will begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the CARES Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 15, “Income Taxes,” of the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our accounting for income taxes.

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

As of February 15, 2023, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 19.3% of our outstanding common stock, including our largest stockholder, Morningside Venture Investments, Ltd., which beneficially owned approximately 11.6% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Details of our principal properties as of December 31, 2022, are provided below:

Location	Function	Size	Property Interest
Waltham, MA, USA	Corporate Headquarters	77,818 sq. ft.	Leased
San Francisco, CA, USA	Office space	9,478 sq. ft.	Leased
Zug, Switzerland	Office space	938 sq. m.	Leased
Melbourne, Australia	Office space	241 sq. m.	Leased
Munich, Germany	Office space	660 sq. m.	Subleased
Watertown, MA, USA	Lab space	9,704 sq. ft.	Leased

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

Holders of Record

As of February 15, 2023, we had 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below compares the cumulative total stockholder return on our common stock between November 9, 2017 (the first date that shares of our common stock were publicly traded) and December 31, 2022, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on November 9, 2017 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock with the exception of November 9, 2017, which is the opening price based on initial trading of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Apellis Pharmaceuticals, Inc .
(Daily)
APLS- USQ
11/09/2017 to 12/31/2022
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
11/10/2017
11/10/2018
11/10/2019
11/10/2020
11/10/2021
11/10/2022
Apellis
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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE™ (pegcetacoplan injection), the first and only approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a breakthrough for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We have built a best-in-class team to bring SYFOVRE to physicians and patients and expect to launch in the United States by the beginning of March 2023. In December 2022, we also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. We have exclusive, worldwide commercialization rights for SYFOVRE. We have also submitted a New Drug Submission for SYFOVRE to Health Canada and expect to submit applications in Switzerland, Australia and the United Kingdom in the first quarter of 2023.

In May 2021, the FDA approved EMPAVELI® (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. Between our launch of EMPAVELI in May 2021 through December 31, 2022, we generated $80.2 million in net product revenue from sales of EMPAVELI. For the year ended December 31, 2022, we generated $65.1 million in net product revenue from sales of EMPAVELI.

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

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for five indications in addition to PNH. Sobi is leading the development of systemic pegcetacoplan in cold agglutinin disease, or CAD, and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. We are leading the development of systemic pegcetacoplan inC3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology; and amyotrophic lateral sclerosis, or ALS, in neurology. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling adeno associated virus, or AAV, vector administration for gene therapies.

Lastly, we are developing additional product candidates with other routes of administration and plan to conduct clinical trials of these product candidates, including the combination of EMPAVELI and a small interfering RNA, or siRNA, which may offer the potential to reduce the treatment frequency of EMPAVELI by reducing the production of C3 proteins in the liver. We are also developing APL-2006 as a potential treatment for patients with wet AMD and GA. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

To date, we have financed our operations primarily through $1.6 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and $65.0 million development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $425.4 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for at least this year and next year. Our net losses were $652.2 million, $746.4 million and $344.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $2.3 billion.

Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly particularly as we continue to incur significant commercialization expenses related to sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for the treatment of PNH and the commercialization of SYFOVRE for the treatment of GA. In addition, we expect our expenses to increase if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and our other product candidates; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization

As of December 31, 2022, we had cash and cash equivalents of $551.8 million. We believe that our cash and cash equivalents and marketable securities, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE and committed development reimbursement payments from Sobi, will be sufficient to enable us to fund our current operations at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information see “Liquidity and Capital Resources.”

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021 and $5.0 million in 2022 in connection with the EMA approval in December 2021. In addition, we paid $11.5 million in connection with the one-year anniversary of the FDA approval in May 2022 and $18.0 million in connection with the one-year anniversary of the EMA approval in December 2022. We are obligated to pay SFJ an additional $421.5 million in the aggregate as of December 31, 2022, with payments due on each anniversary of FDA and EMA regulatory approval through 2027.

Convertible Notes

On September 16, 2019, we completed a private offering of convertible notes, or the 2019 Convertible Notes, with an aggregate principal amount of $220.0 million issued pursuant to an indenture, or the Indenture, with U.S. Bank National Association, as trustee.

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million. We used $28.4 million of the net proceeds from the sale of the 2019 Convertible Notes to pay the cost of the capped call transactions in September 2019 described below.

On May 12, 2020, we issued convertible notes, or the 2020 Convertible Notes, with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million. We used $43.1 million of the net proceeds from the sale to pay the cost of the additional capped call transactions in May 2020 described below.

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

Prior to September 20, 2023, we may not redeem the Convertible Notes. We may redeem for cash all or a portion of the Convertible Notes, at its option, on or after September 20, 2023 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100 % of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100 % of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

Effective January 1, 2021, we adopted ASU 2020-06 using the modified retrospective method. Upon adoption, we increased net debt and reduced net equity by $149.7 million. The $149.7 million consisted of several items. The first item is the reclassification from equity to debt of the residual amounts originally identified as the equity components of the 2019 and 2020 Convertible Notes of $74.9 million and $95.5 million, respectively. The equity component reclassification was offset by the adjustment to retained earnings for the reversal of previous non-cash interest expense recorded for the amortization of the equity components of $17.1 million. The second item is the reclassification from equity to debt of the debt issuance costs originally allocated to equity for the 2019 and 2020 Convertible Notes of $2.4 million and $2.3 million, respectively. The debt issuance costs reclassification was offset by the adjustment to retained earnings for previous amortization of the debt issuance costs recorded of $1.1 million.

In January 2021, July 2021 and July 2022, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes and 2020 Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes and 2020 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock we issued. In accordance with FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options,” or ASC 470-20, we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

As a result of the January 2021 exchange transactions, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $122.8 million, consisting of the par value of the 2019 Convertible Notes exchanged of $126.1 million less the $3.3 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 3,906,869 shares consisting of 3,196,172 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 710,697 shares. Additionally, we issued 69,491 shares as settlement of debt issuance costs paid to our financial advisor in connection with the exchange transaction. For the three months ended March 31, 2021, we recorded a loss on conversion of debt of $39.5 million comprised of $36.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $3.1 million for the value of the 69,491 shares issued in payment of issuance costs at their then fair value. Upon exchange of the 2019 Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.7 million, which we charged to interest expense and to equity.

As a result of the July 2021 exchange transactions, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, we issued 78,419 shares as settlement of issuance costs paid to our financial advisor in connection with the exchange transaction. For the three months ended September 30, 2021, we recorded a loss on conversion of debt of $61.1 million comprised of $55.9 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $5.2 million for the value of the 78,419 shares issued in payment of issuance costs at their then fair value. Upon exchange of the Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $2.5 million, which we charged to interest expense and to equity.

As a result of the July 2022 transactions, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $96.8 million, consisting of the par value of the Convertible Notes exchanged of $98.1 million less the $1.3 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 3,027,018 shares consisting of 2,485,548 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 541,470 shares. Additionally, we issued 46,132 shares as settlement of issuance costs paid to our financial advisor in connection with the exchange transaction. For the three months ended September 30, 2022, we recorded a loss on conversion of debt of $32.9 million comprised of

$30.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $2.5 million for the value of the 46,132 shares issued in payment of issuance costs at their then fair value. Upon exchange of the Convertible Notes, the holders forfeited accrued interest through the date of the exchange of $1.3 million, which we charged to interest expense and to equity.

A conditional conversion feature of the Convertible Notes was triggered as of June 30, 2021, and as a result the Convertible Notes were convertible at the option of the holders until September 30, 2021. During this period, certain holders of the Convertible Notes converted approximately $0.7 million of aggregate principal amount of Convertible Notes into an aggregate of 18,775 shares, which were issued in October 2021.

A conditional conversion feature of the Convertible Notes was again triggered as of September 30, 2022, and as a result the Convertible Notes became convertible at the option of the holders through December 31, 2022. No Convertible Notes were converted during this period. The conditional conversion feature was not triggered at December 31, 2022, and the notes are not currently convertible.

As of December 31, 2022, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Capped Call Transactions

In September 2019 and May 2020, concurrently with the pricing of the 2019 Convertible Notes and 2020 Convertible Notes, respectively, we entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625, the conversion price of the Convertible Notes, and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds $63.14, the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the collaboration agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. See “Business—Collaboration and License Agreement with Sobi” for a description of the key terms of our collaboration agreement with Sobi. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi, in January 2022 we received a $20.0 million development reimbursement payment, and in January 2023 we received a $20 million development reimbursement payment. We expect to receive the remaining balance in 2024, subject to certain conditions.

European Commission approval of systemic pegcetacoplan for the treatment of PNH was received in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe. We considered the reimbursement approval to be probable at December 31, 2021, and recorded revenue at that time. We received the $50.0 million payment in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania, or Penn, and for our payment obligations to SFJ.

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

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of EMPAVELI, royalties owed to our licensor for such sales, and certain period costs.

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

Product Revenues

As of December 31, 2022, our revenues from net product sales were generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021. We sell EMPAVELI principally through arrangements with specialty pharmacies, or SPs, and specialty distributors, or SDs, who are our customers. The customers subsequently resell the product to patients and health care providers.

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

Distribution Fees: Distribution fees include distribution service fees paid to SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost, or WAC. We do not receive a distinct good or service in exchange for the payment.

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

Product Returns: Consistent with industry practice, we offer SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from SPs and SDs and have visibility into the inventory distribution channel, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at our estimate for product returns, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

We have determined that the collaboration agreement is within the scope of FASB ASC Topic 808, Collaborative Arrangements, or ASC 808, as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC Topic 808 does not address measurement or recognition matters but allows for analogizing to ASC 606, Revenue from Contracts with Customers, or ASC 606. Pursuant to ASC 606, we performed the following five steps: (i) identified the contract with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when the entity satisfied a performance obligation.

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

The milestone and royalty payments are subject to activities outside our control. Per ASC 606, we consider this to be a customer/ vendor relationship; therefore, we will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. We will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, we will recognize revenue in the same period that the sales are completed for which we are contractually entitled to the milestone or percentage-based royalty payment. To date, we have recognized $3.0 million of royalty revenue. Management will periodically assess the elements of the contract and re-evaluate revenue recognition as necessary.

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

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. We perform an assessment of the recoverability of capitalized inventory during each reporting period and write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

Prior to regulatory approval of our product candidates, we expense costs associated with the manufacture of our product candidates to research and development expense unless we are reasonably certain such costs have future commercial use and net realizable value. When we believe regulatory approval and subsequent commercialization of our product candidates is probable, and we also expect future economic benefit from the sales of the product candidates to be realized, we will then capitalize the costs of production as inventory. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, we included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold.

Shipping and handling costs for product shipments are recorded as incurred in cost of sales along with costs associated with manufacturing the product and any inventory write-downs.

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

As of the date of this Annual Report on Form 10-K, we hold the $425.4 million principal of exchanged notes in treasury and such notes have not been cancelled. Approximately $93.9 million principal amount of Convertible Notes is outstanding and held by third parties as of December 31, 2022.

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

Prior to the EMA approval, the SFJ agreement was presented as a derivative liability on the consolidated balance sheet and, as such, was recorded at fair value and remeasured each quarter. The total change in fair value of $97.7 million was recorded for the year ended December 31, 2021, in loss from remeasurement of development derivative liability in the consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
(in thousands)	2022	2021	$	%
Revenue:
Product Revenue, net	$65,092	$15,147	49,945	330%
Licensing and other revenue	10,330	51,416	(41,086)	(80%)
Total revenue:	75,422	66,563	8,859	13%
Operating expenses:
Cost of sales	5,636	200	5,436	2718%
Research and development	387,236	345,869	41,367	12%
Cost of research collaboration	—	75,000	(75,000)	(100%)
License expense	—	5,000	(5,000)	(100%)
General and administrative	277,163	176,771	100,392	57%
Total operating expenses	670,035	602,840	67,195	11%
Net operating loss	(594,613)	(536,277)	(58,336)	11%
Loss on conversion of debt	(32,890)	(100,589)	67,699	(67%)
Loss from remeasurement of development derivative liability	—	(97,675)	97,675	(100%)
Interest income	8,914	418	8,496	2033%
Interest expense	(32,626)	(13,241)	(19,385)	146%
Other(expense)/ income, net	(288)	1,362	(1,650)	(121%)
Net loss before taxes	(651,503)	(746,002)	94,499	(13%)
Income tax expense	669	352	317	90%
Net loss	$(652,172)	$(746,354)	$94,182	(13%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021. We recognized $65.1 million and $15.1 million of net product revenue as of December 31, 2022 and 2021, respectively.

Licensing and Other Revenue

Licensing and other revenue was $10.3 million and $51.4 million for the year ended December 31, 2022 and 2021, respectively. The decreased in licensing and other revenue was primary attributed to the $50.0 million licensing revenue related to achievement of the development milestone for first regulatory and reimbursement approval in Europe recorded during the year ended December 31, 2021. The decrease was partially offset by a $5.9 million increase in product supplied to Sobi and an increase of $3.0 million in royalty revenue.

Cost of Sales

Cost of sales was $5.6 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively. The increase in cost of sales was primarily driven by an increase in product sales volume, royalty expense of $2.7 million, and a $1.5 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI on May 14, 2021, the costs associated with the manufacture of EMPAVELI inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the years ended December 31, 2022 and 2021 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA inventory is sold to customers.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2022 and 2021, together with the dollar increase or decrease and percentage change in those items:

(In thousands)	Year Ended December 31,		Change	Change
	2022	2021	$	%
Clinical contract manufacturing	$44,720	$68,242	$(23,522)	(34%)
Clinical trial costs	93,147	121,685	(28,538)	(23%)
Compensation and related personnel costs	154,504	107,679	46,825	43%
Other development costs	64,102	51,625	12,477	24%
Sobi development milestone	(4,993)	(32,026)	27,033	(84%)
Research/innovation	22,318	18,269	4,049	22%
Pre-clinical study expenses	11,201	10,021	1,180	12%
Device development expenses	2,237	374	1,863	499%
Research and development expense	387,236	345,869	41,367	12%
Cost of research collaboration	—	75,000	(75,000)	(100%)
License expense	—	5,000	(5,000)	(100%)
Total research and development expenses including cost of research collaboration and license expense	$387,236	$425,869	$(38,633)	(9%)

Research and development expenses decreased by $38.6 million to $387.2 million for the year ended December 31, 2022 from $425.9 million for the year ended December 31, 2021, a decrease of 9%. The decrease in research and development expenses was primarily attributable to the $75.0 million cost of research collaboration associated with the Beam arrangement recorded in the prior period, a decrease of $5.0 million for the licensee fee to Penn related to the Sobi transaction, a decrease of $23.5 million in clinical contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, and a decrease of $28.5 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials. The decrease was partially offset by a $46.8 million increase in personnel related costs due to having more employees as of December 31, 2022, an increase of $4.0 million in research and innovation costs, an increase of $1.9 million in device development expenses, and an increase of $12.5 million in other research and development supporting activities primarily driven by regulatory, quality and medical affairs expenses. In addition, contra research and development expenses under the Sobi collaboration were $5.0 million for the year ended December 31, 2022 compared to $32.0 million for the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses increased by $100.4 million to $277.2 million for the year ended December 31, 2022, from $176.8 million for the year ended December 31, 2021, an increase of 57%. The increase was primarily attributable to an increase in employee related costs of $45.9 million, an increase in professional and consulting fees and general commercial preparation activities of $47.9 million, an increase in travel related expenses of $4.1 million, higher office costs of $4.6 million, and an increase in insurance costs of $0.6 million. The increase was partially offset by lower director stock option compensation of $2.7 million. The increase in employee related costs of $45.9 million consisted of a $31.6 million increase in salaries and benefits primarily due to the higher number of employees, an increase of $12.5 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, and an increase of $1.8 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $47.9 million consisted primarily of higher commercialization related activity of $49.9 million, partially offset by a decrease in general professional fees of $2.0 million.

Loss on Conversion of Debt

Loss on conversion of debt was $32.9 million and $100.6 million for the year ended December 31, 2022 and 2021, respectively. See Note 8, Long-term Debt in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Annual Report on Form 10-K, for additional details regarding the conversion of debt.

Loss from Remeasurement of Development Derivative Liability

Loss from remeasurement of development derivative liability was $97.7 million for the year ended December 31, 2021. On December 15, 2021, the development derivative liability was reclassified to development liability and no longer remeasured to fair value at the end of each quarter. See Note 6, Development Liability and Development Derivative Liability in the Notes to Condensed Consolidated Financial Statements included in Item 1 in this Annual Report on Form 10-K, for additional details regarding the development derivative liability.

Interest Income

Interest income was $8.9 million for the year ended December 31, 2022, an increase of $8.5 million, compared to $0.4 million for the year ended December 31, 2021. The increase in interest income was primarily attributable to purchases of marketable securities and increased interest rates during the year ended December 31, 2022.

Interest Expense

Interest expense was $32.6 million for the year ended December 31, 2022, an increase of $19.4 million, compared to $13.2 million for the year ended December 31, 2021. The increase in interest was primarily due to accretion of the development liability discount related to the SFJ agreement in the current period.

Other (Expense)/ Income, Net

Other (expense)/income, net decreased $1.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense increased $0.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase primarily pertained to operations in state tax jurisdictions.

Comparison of the Years Ended December 31, 2021 and 2020

A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, which discussion is incorporated herein by reference, and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.6 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and a $65.0 million development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $425.4 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

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

In May 2020, we completed a private offering of $300.0 million aggregate principal amount of Convertible Notes, or the 2020 Convertible Notes. We received net proceeds of approximately $322.9 million, which included accrued interest from March 15, 2020 to, but not including May 12, 2020, and the initial purchasers’ discounts and commissions and offering costs of $6.0 million.

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

The capped call transactions that we entered into concurrently with the issuance of the Convertible Notes are expected generally to reduce the potential dilution to our common stock upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625, the conversion price of the Convertible Notes, and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds $63.14, the cap price of the capped call transactions, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2022:

(in thousands)	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(513,745)	$(563,126)
Net cash provided by investing activities	59,893	247,616
Net cash provided by financing activities	365,659	392,236
Effect of exchange rate changes on cash and cash equivalents	(488)	(2,016)
Net (decrease) increase in cash and cash equivalents	$(88,681)	$74,710

Net Cash Used in Operating Activities

Net cash used in operating activities was $513.7 million for the year ended December 31, 2022 and consisted primarily of a net loss of $652.2 million adjusted for $154.1 million of non-cash items, including share-based compensation expense of $91.1 million, a loss on early exchange of debt of $32.9 million, the forfeiture of accrued interest in the exchange of the Convertible Notes of $1.3 million, depreciation expense of $1.6 million, amortization of discounts for convertible notes, net of financing costs of $0.3 million, and accretion of discount to the development liability of $26.9 million. Further, it included a net decrease in operating assets of $28.1 million and an increase in accounts payable and accrued expenses of $12.3 million.

Net cash used in operating activities was $563.1 million for the year ended December 31, 2021 and consisted primarily of a net loss of $746.4 million adjusted for $276.7 million of non-cash items, including a loss on early exchange of debt of $100.6 million, loss from remeasurement of development derivative liability of $97.7 million and share-based compensation expense of $70.7 million, a net increase in operating assets of $93.6 million and a decrease in accounts payable and accrued expenses of $0.1 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 was $59.9 million due primarily to $393.2 million in proceeds from maturities of marketable securities, partially offset by $331.9 million in purchases of marketable securities.

Net cash provided by investing activities during the year ended December 31, 2021 was $247.6 million due primarily to$420.0 million in proceeds from maturities of marketable securities, partially offset by 171.3 million in purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $365.7 million during the year ended December 31, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million, $21.5 million of proceeds upon the exercise of stock options and $4.2 million proceeds from the issuance of common stock under the employee stock purchase plan partially offset by payments of $34.5 million for the development liability as well as $5.7 million for the payments of employee tax withholdings related to equity-based compensation.

Net cash provided by financing activities was $392.2 million during the year ended December 31, 2021 and consisted primarily of proceeds from the follow-on common stock offering in November 2021 of $380.4 million, the receipt of $17.7 million upon the exercise of stock options and the employee share purchase plan, partially offset by $4.0 million for the payment of the development derivative liability as well as $1.8 million for the payment of employee tax withholdings related to equity-based compensation.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of EMPAVELI and commercialization activities related to SYFOVRE for GA. In addition, we expect our expenses to increase as we continue the research and development of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our cash and cash equivalents and marketable securities as of December 31, 2022, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE, as well as committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting substantial resources to the building of a commercial infrastructure for SYFOVRE for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI and SYFOVRE in the United States;
•
the cost of and our ability to submit applications for regulatory approval and to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, systemic pegcetacoplan and SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
•
the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for systemic pegcetacoplan, SYFOVRE and our other product candidates;
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
•
the effect of public health crises, including pandemics and epidemics, on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2022:

	Payments Due by Period
(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
SFJ agreement	$421,500	$55,500	$201,750	$164,250	$—
Convertible notes (1)	106,084	3,286	6,572	96,226	—
Non-cancellable purchase commitments (2)	108,154	101,754	4,400	2,000	—
Operating leases (3)	22,765	6,811	11,115	4,839	—
Total	$658,503	$167,351	$223,837	$267,315	$—

(1)
Amounts include interest on long-term debt obligations under the debt outstanding as of December 31, 2022, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity.
(2)
Amounts include our obligations under supply agreements with Bachem and NOF as of December 31, 2022 and obligations under supply agreements with other vendors.
(3)
Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021 and $5.0 million in connection with the EMA approval in December 2021. In addition, we have paid SFJ $11.5 million and $18.0 million in connection with the one-year anniversary of the FDA and EMA approvals, respectively. As of December 31, 2022, we are obligated to pay SFJ an additional $421.5 million in the aggregate with payments due on each subsequent anniversary of the FDA and EMA approvals through 2027.

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

We are party to two license agreements with Penn under which we license specified intellectual property from Penn. The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering pegcetacoplan. Each license agreement requires us to pay ongoing annual maintenance payments of $0.1 million per year until the first commercial sale of a licensed product. With respect to the license for the nonophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $1.7 million based on achieving specified development and regulatory approval milestones, and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products. With respect to the license for the ophthalmic field of use, we have agreed to make milestone payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory milestones, and up to $5.0 million based on achieving specified annual sales milestones. The license agreements also require that we pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. We accrued $0.3 million for royalty obligations to Penn in 2021. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees. In January 2021, we paid Penn $25.0 million as a sublicensee fee, in August 2021, we made payments of $1.0 million, net of a credit for the annual license maintenance payment for the achievement of milestones, and as of December 31, 2021 we accrued $5.0 million as a sublicense fee under these agreements relating to the Sobi agreement, which was subsequently paid in June 2022. As of December 31, 2022, we accrued $1.0 million for the achievement of a sales milestone for EMPAVELI in 2022. We have not included any of these potential payments in the contractual obligations table above, as we cannot reasonably estimate whether, when and in what amount any of such payments shall be made.

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since either the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, or the noncancelable minimum purchase commitments under such contracts have already been satisfied.

We have certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem, agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2022, we are obligated to pay up to an aggregate of $97.8 million to these vendors. In addition, we have other non-cancelable purchase agreements as of December 31, 2022, where we are obligated to pay up to an aggregate of $10.4 million to other vendors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $551.8 million, consisting primarily of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	115
Consolidated Financial Statements as of and for the years ended December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022:
Consolidated Balance Sheets as of December 31, 2022 and 2021	117
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020	118
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2020 to December 31, 2022	119
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	120
Notes to Consolidated Financial Statements	122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $2.3 billion as a result of expenses incurred through a combination of research and development activities related to its various product candidates and expenses supporting those activities and the need to raise additional capital to finance its future operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued and Prepaid Research and Development Expenses — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Critical Audit Matter Description

The Company incurs certain research and development expenses from third-party service providers, including contract research organizations ("CROs"). This process involves reviewing quotations and contracts, identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company bases its expenses related to CROs on its estimates of the services received and efforts expended pursuant to quotes and contracts with CROs. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to the Company’s CROs will exceed the level of services provided and result in a prepayment of the research and development expense.

We identified the valuation of accrued and prepaid research and development expenses as a critical audit matter due to the judgments necessary for management to estimate the level of services provided and the costs incurred for the service, when the Company has not yet been invoiced of actual costs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to audit management's estimates of such expenses.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:

•
We tested the design and effectiveness of controls over the estimation of accrued and prepaid research and development expenses.
•
For a sample of projects, we read the related contracts, purchase orders, statements of work and other contractual documentation. We tested the completeness and accuracy of the information used to develop the estimates and evaluated the significant assumptions used by management to estimate the recorded amounts by performing the following:
o
Performed corroborating inquiries with the Company’s research and development personnel to understand the nature and progress of the studies.
o
Inspected information from third-party service providers.
o
Obtained corresponding invoices and evidence of payment to third-party service providers.
o
Evaluated management’s judgments using the evidence obtained.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 21, 2023

We have served as the Company’s auditor since 2019.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$551,801	$640,192
Marketable securities	—	60,358
Accounts receivable	7,727	10,103
Inventory	85,714	16,286
Prepaid assets	36,350	24,868
Restricted cash	1,273	1,563
Other current assets	36,658	70,677
Total current assets	719,523	824,047
Non-current assets:
Right-of-use assets	18,747	19,901
Property and equipment, net	6,148	6,177
Other assets	15,799	31,640
Total assets	$760,217	$881,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,342	$16,909
Accrued expenses	95,139	103,239
Current portion of development liability	29,504	7,584
Current portion of right-of-use liabilities	5,625	4,115
Total current liabilities	167,610	131,847
Long-term liabilities:
Long-term development liability	315,647	345,151
Convertible senior notes	92,736	189,024
Right-of-use liabilities	14,352	17,081
Total liabilities	590,345	683,103
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2022 and 2021; 110,772 and 97,524 shares issued and outstanding at December 31, 2022 and 2021, respectively	11	10
Additional paid-in capital	2,479,596	1,857,430
Accumulated other comprehensive loss	(875)	(2,090)
Accumulated deficit	(2,308,860)	(1,656,688)
Total stockholders’ equity	169,872	198,662
Total liabilities and stockholders’ equity	$760,217	$881,765

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product Revenue, net	$65,092	$15,147	$—
Licensing and other revenue	10,330	51,416	250,646
Total revenue:	75,422	66,563	250,646
Operating expenses:
Cost of sales	5,636	200	—
Research and development	387,236	345,869	299,921
Cost of research collaboration	—	75,000	—
License expense	—	5,000	25,050
General and administrative	277,163	176,771	139,401
Total Operating expenses:	670,035	602,840	464,372
Net operating loss	(594,613)	(536,277)	(213,726)
Loss on conversion of debt	(32,890)	(100,589)	—
Loss from remeasurement of development derivative liability	—	(97,675)	(103,029)
Interest income	8,914	418	4,164
Interest expense	(32,626)	(13,241)	(29,937)
Other(expense)/ income, net	(288)	1,362	(501)
Net loss before taxes	(651,503)	(746,002)	(343,029)
Income tax expense	669	352	1,845
Net loss	$(652,172)	$(746,354)	$(344,874)
Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities	(1)	9	(8)
Unrealized gain on pension plans	1,646	—	—
Foreign currency (loss)/gain	(430)	(1,982)	45
Total other comprehensive income/(loss)	1,215	(1,973)	37
Comprehensive loss, net of tax	$(650,957)	$(748,327)	$(344,837)
Net loss per common share, basic and diluted	$(6.15)	$(8.84)	$(4.59)
Weighted-average number of common shares used in net loss per common share, basic and diluted	106,114	84,421	75,163

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2020	63,938	6	615,850	(154)	(581,473)	34,229
Issuance of common stock in follow-on offering, net of offering costs	10,925	1	381,422	—	—	381,423
Issuance of common stock upon exercise of stock options or warrants	1,208	1	9,417	—	—	9,418
Recognition of equity component of convertible notes	—	—	120,485	—	—	120,485
Purchase of capped call transactions and associated costs	—	—	(43,112)	—	—	(43,112)
Share-based compensation expense	—	—	45,376	—	—	45,376
Issuance of common stock to employee stock purchase plan	59	—	1,575	—	—	1,575
Unrealized loss on available-for-sale investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(344,874)	(344,874)
Foreign currency gain/(loss)	—	—	—	45	—	45
Balance at December 31, 2020	76,130	8	1,131,013	(117)	(926,347)	204,557
Adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of common stock in follow-on offering, net of offering costs	10,063	1	380,361	—	—	380,362
Issuance of common stock upon exercise of stock options	1,063	—	14,691	—	—	14,691
Issuance of shares in exchange of 2019 and 2020 Convertible Notes, including issuance cost	10,065	1	421,092	—	—	421,093
Forfeiture of accrued interest in exchange of 2019 and 2020 Convertible Notes	—	—	4,171	—	—	4,171
Vesting of restricted stock units, net of shares withheld for taxes	91	—	(1,788)	—	—	(1,788)
Share-based compensation expense	—	—	70,667	—	—	70,667
Issuance of common stock to employee stock purchase plan	112	—	2,970	—	—	2,970
Unrealized gain on available-for-sale investments	—	—	—	9	—	9
Net loss	—	—	—	—	(746,354)	(746,354)
Foreign currency loss	—	—	—	(1,982)		(1,982)
Balance at December 31, 2021	97,524	10	1,857,430	(2,090)	(1,656,688)	198,662
Issuance of common stock in follow-on offering, net of offering costs	8,564	1	380,119			380,120
Issuance of shares in exchange of Convertible Notes, including issuance costs	3,073	—	129,636	—	—	129,636
Forfeiture of accrued interest in exchange of Convertible Notes		—	1,287	—	—	1,287
Issuance of common stock upon exercise of stock options	1,223	—	21,483	—	—	21,483
Vesting of restricted stock units, net of shares withheld for taxes	252	—	(5,682)	—	—	(5,682)
Share-based compensation expense	—	—	91,085	—	—	91,085
Issuance of common stock to employee stock purchase plan	136	—	4,238	—	—	4,238
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Unrealized gain on pension benefit plan	—	—	—	1,646	—	1,646
Net loss	—	—	—	—	(652,172)	(652,172)
Foreign currency loss	—	—	—	(430)	—	(430)
Balance at December 31, 2022	110,772	11	2,479,596	(875)	(2,308,860)	169,872

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(652,172)	$(746,354)	$(344,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	91,085	70,667	45,376
Loss on conversion of debt	32,890	100,589	—
Loss from remeasurement of development derivative liability	—	97,675	103,029
Forfeiture of accrued interest in exchange of convertible notes	1,287	4,171	—
Depreciation expense	1,552	1,379	637
Amortization of right of use assets	(65)	113	222
Amortization of discounts for convertible notes, net of financing costs	459	964	15,536
Accretion of discount to development liability	26,917	1,192	—
Changes in operating assets and liabilities:
Accounts receivable	2,375	(10,103)	—
Inventory	(69,397)	(16,317)	—
Prepaid assets	(11,479)	(13,487)	8,738
Other current assets	32,936	(40,928)	(26,284)
Other assets	17,490	(12,782)	(17,860)
Accounts payable	18,689	10,487	(54)
Accrued expenses	(6,312)	(10,392)	55,046
Net cash used in operating activities	(513,745)	(563,126)	(160,488)
Investing Activities
Purchase of property and equipment	(1,524)	(1,103)	(5,422)
Purchase of available-for-sale securities	(331,863)	(171,281)	(879,067)
Proceeds from maturity of available-for-sale securities	393,280	420,000	567,500
Net cash provided by (used in) investing activities	59,893	247,616	(316,989)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	380,120	380,363	381,423
(Payments for)/Proceeds from development derivative liability	—	(4,000)	20,000
Payments for development liability	(34,500)	—	—
Payments for capped call transactions and associated costs	—	—	(43,112)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	322,874
Proceeds from exercise of stock options and warrants	21,483	14,691	9,418
Proceeds from issuance of common stock under employee share purchase plan	4,238	2,970	1,575
Payments of employee tax withholding related to equity-based compensation	(5,682)	(1,788)	—
Net cash provided by financing activities	365,659	392,236	692,178
Effect of exchange rate changes on cash and cash equivalents	(488)	(2,016)	359
Net decrease in cash and cash equivalents	(88,681)	74,710	215,060
Cash, cash equivalents and restricted cash at beginning of period	641,755	567,045	351,985
Cash, cash equivalents and restricted cash at end of period	$553,074	$641,755	$567,045

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Cont’d)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$551,801	$640,192	$565,779
Restricted cash	1,273	1,563	1,266
Total cash, cash equivalents, and restricted cash	$553,074	$641,755	$567,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,003	$10,265	$12,929
Cash paid for income taxes	$4,915	$49	$1,651
Equity component of convertible notes	$—	$—	$120,485
Convertible Notes exchanged for common stock	$98,086	$328,017	$—

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

Collaboration and License Agreement

On October 27, 2020, the Company and its wholly-owned subsidiaries Apellis Switzerland GmbH and APL DEL Holdings, LLC entered into a Collaboration and License Agreement with Swedish Orphan Biovitrum AB (Publ) (“Sobi”), concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, and to reimburse the Company for up to $80.0 million in development costs. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the University of Pennsylvania as a licensor of the Company and for its payment obligations to SFJ Pharmaceuticals Group (“SFJ”). See Note 13, License and Collaboration Agreements, for further discussion related to the Sobi collaboration agreement.

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

In July 2022, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2020 Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $98.1 million in aggregate principal amount of Convertible Notes held by them for an aggregate of 3,027,018 shares of common stock issued by the Company. The Company also has agreed to issue 46,132 shares for settlement of issuance costs paid to the Company’s advisor. The Company recognized a total loss on conversion of $32.9 million during the year ended December 31, 2022.

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

The conditional conversion feature of the Convertible Notes was again triggered as of September 30, 2022, and as a result the Convertible Notes became convertible at the option of the holders until December 31, 2022. No Convertible Notes were converted during this period.

As of December 31, 2022, the Company held in treasury Convertible Notes in the principal amount of $425.4 million which notes have not been cancelled. See Note 8, Long Term Debt for additional information.

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

Follow-on Public Offerings

On March 28, 2022, the Company issued and sold 8,563,830 shares of its common stock at a price per share to the public of $47.00 in a follow-on public offering including an additional 1,117,021 shares of its common stock that were sold at the follow-on public offering price of $47.00 per share pursuant to the underwriters’ agreement in full exercise of their option to purchase additional shares of common stock. The Company received net proceeds of approximately $380.1 million after deducting underwriting discounts and commissions of approximately $22.1 million and offering costs of $0.3 million for these transactions.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. From inception to December 31, 2022, the Company has incurred cash outflows from operations, losses from operations, and had an accumulated deficit of $2.3 billion, primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities. The Company has primarily financed its operations through public offerings of its common stock, convertible debt, private placements of preferred stock prior to its initial public offering, the development funding agreement with SFJ, and the collaboration agreement with Sobi. Following the commercial launch of EMPAVELI in May 2021, the Company began financing a portion of its operations through product sales and has not yet achieved profitability.

The Company believes that its cash and cash equivalents of $551.8 million at December 31, 2022, together with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE for the treatment of geographic atrophy (GA) secondary to age-related macular degeneration (AMD), as well as committed development reimbursement payments from Sobi, will not be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to meet its short-term and longer-term operating cash flow requirements through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. If the Company is not able to obtain the required funding for its operations, or to obtain funding on a timely basis on terms that are favorable to the Company, or to achieve its projected revenue, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”).

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

Distribution Fees: Distribution fees include distribution service fees paid to SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC). The Company does not receive a distinct good or service in exchange for the payment. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

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

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. The Company recognizes revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write offs of its accounts receivable, and its payment terms are generally 30-65 days. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2022, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, and freight. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

Prior to regulatory approval of its product candidates, the Company expensed costs associated with the manufacturing of its product candidates to research and development expense unless the Company was reasonably certain such costs have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of our product candidates is probable, and the Company also expects future economic benefit from the sales of the product candidates to be realized, the Company will then capitalize the costs of production as inventory. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were expensed, totaling approximately $60.4 million in a prior period and are, therefore, excluded from the cost of goods sold.

Shipping and handling costs for product shipments are recorded as incurred in cost of sales along with costs associated with manufacturing the product and any inventory write-downs.

Development Liability

From December 15, 2021 and thereafter until the final annual payment due December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under ASC 835 over the remaining life of the SFJ agreement (as defined below). The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the consolidated income statement.

Foreign Currency

The functional currency of each of the Company’s subsidiaries is its local currency, except for the wholly owned subsidiaries in Switzerland and Netherlands where the functional currency is the U.S. dollar. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the respective periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company did not have any significant uncertain tax positions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, and marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities with highly-rated, federally-insured financial institutions. At times, such amounts may exceed federally-insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

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

Comprehensive Loss

The Company’s components of comprehensive loss other than its net loss, are foreign currency gains/losses recorded from the remeasurement of the long-term intra-entity loan transaction to the Company’s wholly owned subsidiaries, foreign currency gain/loss from the translation of the Company’s wholly owned subsidiaries into U.S. dollars, unrealized gains and losses on marketable securities, and actuarial gains (losses) and prior service costs in connection with the Company's defined benefit plan.

Recent Accounting Pronouncements

There are no applicable material accounting pronouncements recently issued that have not yet been adopted by the Company.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021. The Company’s product revenues, net of sales discounts and allowances and reserves totaled $65.1 and $15.1 million, as of December 31, 2022 and 2021, respectively. The Company’s product revenues, consist of sales of EMPAVELI to SPs and SDs.

The Company’s accounts receivable balance of $7.7 million as of December 31, 2022 and $10.1 million as of December 31, 2021 primarily consisted of EMPAVELI product sales receivable, net of discounts and allowances of $0.3 million and $0.2 million, respectively.

The Company’s product sales reserves totaled $2.4 million and $1.0 million as of December 31, 2022 and 2021. respectively. These amounts are included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2022.

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Year Ended December 31,
	2022	2021	2020
Customer A	99%	99%	—

	Percent of Product Sales Receivable
	As of December 31,
	2022	2021
Customer A	96%	100%

4. Inventory

The Company’s inventory of EMPAVELI consisted of the following as of December 31, 2022, and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Raw materials	$29,847	$5,749
Semi-finished goods	54,101	10,058
Finished goods	1,766	479
Total inventories	$85,714	$16,286

5. Prepaid and Other Current Assets

Prepaid assets and other current assets consisted of the following as of December 31, 2022, and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Down payments for inventory	$13,987	$7,717
Prepaid research and development	15,181	11,982
Other prepaid expenses	7,182	5,169
Total prepaid expenses	$36,350	$24,868

	December 31,
	2022	2021
Royalties receivable	$1,442	$—
ERC credit	8,711	—
Receivable from collaboration agreement	20,000	20,000
Receivable from licensing agreement	—	50,000
Deposits and other current assets	6,505	677
Total other current assets	$36,658	$70,677

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria. The ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during calendar 2021 for a maximum credit per employee of $7,000 per employee for each calendar quarter through September 30, 2021. In November 2022, the Company filed for a $8.7 million refund under the CARES Act relating to the ERC. The Company expects receipt of the ERC refund during 2023, and this amount is included in other current assets on the consolidated balance sheet as of December 31, 2022.

6. Development Derivative Liability and Development Liability

On February 28, 2019, the Company entered into a development funding agreement with SFJ (the “SFJ agreement”), under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Pursuant to the agreement, SFJ paid the Company $60.0 million following the signing of the agreement and agreed to pay the Company up to an additional $60.0 million in the aggregate in three equal installments upon the achievement of specified development milestones with respect to the Company’s Phase 3 program for pegcetacoplan in PNH and subject to the Company having cash resources at the time sufficient to fund at least 10 months of the Company’s operations.

On June 7, 2019, the Company and SFJ amended the SFJ agreement (such amendment, the “SFJ amendment”). Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of systemic pegcetacoplan for the treatment of patients with PNH.

As of January 29, 2020, the Company had received a total of $140.0 million from SFJ as the Company met milestones as identified in the agreement. The Company did not receive any additional funds from SFJ after January 29, 2020 and in the years ended December 31, 2021 and December 31, 2020.

Under the SFJ agreement, following regulatory approval by the FDA for the use of systemic pegcetacoplan as a treatment for PNH, the Company is obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained the FDA approval on May 14, 2021 and paid to SFJ the initial payment of $4.0 million on June 17, 2021. The subsequent annual payments are due and payable in May each year from 2022 to 2027. The Company paid the first annual payment of $11.5 million in May 2022.

Under the SFJ agreement, following regulatory approval by the EMA for the use of systemic pegcetacoplan as a treatment for PNH, the Company is obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained the EMA approval on December 15, 2021. The initial payment of $5.0 million was paid in January 2022, and subsequent annual payments are due and payable in December each year from 2022 through 2027. The Company paid the first annual payment of $18.0 million in December 2022.

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

Prior to the EMA approval on December 15, 2021, the SFJ agreement was presented as a derivative liability on the consolidated balance sheet and, as such, was recorded at fair value and remeasured each quarter. The total changes in fair value of $97.7 million and $103.0 million were recorded for the years ended December 31, 2021 and 2020, respectively, in loss from remeasurement of development derivative liability in the consolidated statement of operations.

The following table presents a rollforward of the development derivative liability (in thousands):

2021
Balance at fair market value, January 1,	$257,868
Amounts received under the SFJ agreement and SFJ amendment	—
Amounts repaid under the SFJ Agreement and SFJ Amendment	(4,000)
Loss recorded in loss from remeasurement of development derivative liability	97,675
Reclassification to development liability on December 15	(351,543)
Balance at fair market value, December 31	$—

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

From December 15, 2021 to the final annual payment due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under FASB ASC Topic 835, Interest, over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the consolidated statement of operations.

The following table summarizes the development liability (in thousands):

	December 31,
	2022	2021	Effective Interest Rate
Development liability	421,500	$456,000	7.91%
Less: Unamortized discount to development liability	(76,349)	(103,265)
Less: Current portion of development liability, net of discount	$(29,504)	(7,584)
Total long term development liability	315,647	345,151

For the year ended December 31, 2022, interest expense of $26.9 million was recorded for the accretion of the development liability. For the period from December 15, 2021 through December 31, 2021, $1.2 million of interest expense was recorded for the accretion of the development liability.

Future minimum SFJ payments as of December 31, 2022 is as follows (in thousands):

2023	$55,500
2024	98,750
2025	103,000
2026	109,000
2027 and thereafter	55,250
Total future minimum payments	421,500

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2022, and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Accrued research and development	$34,849	$35,217
Accrued cost of research collaboration	—	25,000
Accrued license fee	—	5,000
Accrued royalties	907	—
Accrued payroll liabilities	43,212	25,212
Other	16,171	12,810
Total accrued expenses	$95,139	$103,239

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

Prior to March 15, 2026, the Convertible Notes are convertible only upon the occurrence of certain events:

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

As a result of the July 2022 exchange transactions, the Company reduced net debt outstanding and increased net equity on the consolidated balance sheet by $96.8 million, consisting of the par value of the Convertible Notes exchanged of $98.1 million less the $1.3 million of remaining debt issuance costs associated with the exchanged notes. The Company also increased shares outstanding by 3,027,018 shares consisting of 2,485,548 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 541,470 shares. Additionally, the Company issued 46,132 shares as settlement of issuance costs paid to the Company’s financial advisor in connection with the exchange transaction. The Company recorded a loss on conversion of debt of $32.9 million comprised of $30.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $2.5 million for the value of the 46,132 shares.

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

The conditional conversion feature of the Convertible Notes was again triggered as of September 30, 2022, and as a result the Convertible Notes became convertible at the option of the holders until December 31, 2022. No Convertible Notes were converted during this period. The conditional conversion feature was not triggered as of December 31, 2022, and the Convertible Notes cannot currently be converted.

As of December 31, 2022, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

The outstanding balance of the Convertible Notes as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Liability
Principal	93,897	191,983
Less: debt discount and issuance costs, net	(1,161)	(2,959)
Net carrying amount	92,736	189,024

The following table sets forth total interest expense recognized related to the Convertible Notes during the twelve months ended December 31, 2022, 2021 and 2019 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of debt discount	$—	$—	$14,983
Amortization of debt issuance costs	459	964	553
Contractual interest expense	5,248	11,086	14,379
Total interest expense	$5,707	$12,050	$29,915

Future minimum payments on Convertible Notes payable as of December 31, 2022 is as follows (in thousands):

2023	$3,286
2024	3,286
2025	3,286
2026	96,226
Total future minimum payments	106,084
Less: interest	(12,187)
Less: debt discount and issuance costs, net	(1,161)
Less: current portion	—
Convertible senior notes	92,736

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

As of December 31, 2022 and 2021, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Operating lease assets	$18,747	$19,901
Operating lease liabilities	$19,977	$21,196
Weighted average remaining term in years	3.57	4.66
Weighted average discount rate used to measure outstanding lease liabilities	7.26%	7.71%

For the years ended December 31, 2022, 2021, and 2020, the total lease cost for operating lease expense was approximately $6.2 million, $5.6 million, and $4.4 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Operating cash flows from operating leases	$7,375	$5,989	$4,732
Operating lease assets obtained in exchange for lease obligations		$5,675	$7,237

The maturity of the Company’s operating lease liabilities as of December 31, 2022 are as follows (in thousands):

2023	$6,811
2024	6,144
2025	4,971
2026	4,283
2027 and thereafter	556
Total future minimum lease payments	22,765
Less imputed interest	(2,788)
Total operating lease liabilities	$19,977

10. Marketable Securities

The amortized cost, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of December 31, 2022 were as follows (in thousands):

As of December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	—	—	—	—

As of December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Government-related obligations	$60,357	$3	$(2)	$60,358

11. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the years ended December 31, 2022 and 2021 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$—	$(2,090)
Net other comprehensive income (loss)	(1)	(430)	1,646	$1,215
Balances, December 31, 2022	$—	$(2,521)	$1,646	$(875)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2020	$(8)	$(109)	$(117)
Net other comprehensive income (loss)	9	(1,982)	$(1,973)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not re-measured on a recurring basis (in thousands):

		December 31, 2022
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$527,728	$—	$—	$527,728
Total Financial Assets		$527,728	$—	$—	$527,728

		December 31, 2021
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$598,833	$—	$—	$598,833
Total Financial Assets		$598,833	$—	$—	$598,833

The following table presents the fair value of financial instruments recorded at fair value at inception and remeasured on a recurring basis (in thousands):

		December 31, 2022
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	—	—	—	—
Total Financial Assets		$—	$—	$—	$—

		December 31, 2021
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Marketable securities:	US government obligations	60,358	—	—	60,358
Total Financial Assets		$60,358	$—	$—	$60,358

The Company's Convertible Notes and development liability are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of December 31, 2022 and December 31, 2021. The fair value of the Convertible Notes was $143.9 million as of December 31, 2022 and $290.7 million as of December 31, 2021. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

The fair value of the development liability was $315.8 million and $352.7 million as of December 31, 2022 and December 31, 2021, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

13. License and Collaboration Agreements

Sobi License and Collaboration Agreement

In October, 2020, the Company and its subsidiaries Apellis Switzerland GmbH and APL DEL Holdings, LLC entered into a Collaboration and License Agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

Under the Sobi collaboration agreement, the Company and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, CAD, HSCT-TMA, C3G, IC-MPGN and ALS, or collectively the “Initial Indications”, and any other indications subsequently agreed upon by the parties, for commercialization by or on our behalf in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $25.0 million in January 2021 and $20.0 million in January 2022. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania, or Penn as a licensor of the Company and for its payment obligations to SFJ Pharmaceuticals Group.

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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has recognized $3.0 million of royalty revenue. Management will periodically assess the elements of the contract and re-evaluate revenue recognition as necessary.

Pursuant to ASC 606, during the year ended December 31, 2020, the Company has recognized the $250.0 million in revenue as this is the amount allocated to the license. The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and thus is not in the scope of ASC 606. As ASC 808 does not include recognition guidance, the Company has established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by the Company, with a contra- research and development expense recognized in the statement of operations, over time as the expenses are incurred.

Under the Sobi collaboration agreement, for the year ended December 31, 2022, the Company did not recognize licensing revenue. For the year ended December 31, 2022 the Company recognized $3.0 million of royalty revenue. For the year ended December 31, 2022, the Company recognized in the consolidated statement of operations $5.0 million of contra research and development expense related to the $80.0 million reimbursement commitment from Sobi. Since contract inception, the Company has recognized $80.0 million in contra-research and development expenses in the consolidated statement of operations.

Under the Sobi collaboration agreement, for the year ended December 31, 2021, we recognized licensing revenue of $50.0 million in licensing revenue related to the probable achievement of the development milestone for first regulatory and reimbursement approval in Europe. For the year ended December 31, 2021, the Company recognized in the consolidated statement of operations $32.0 million of contra research and development expense relative to the amount expected to be reimbursed under the $80.0 million for research and development incurred expenses. As of December 31, 2021, the Company recorded a receivable of $100.0 million, with $70.0 million in other current assets and $30.0 million in other assets. The $70.0 million receivable in other current assets consisted of $20.0 million for contra-research and development expenses incurred but not yet reimbursed from Sobi and $50.0 million for the achievement of the development milestone for first regulatory and reimbursement approval in Europe. The Company received the $20.0 million and $50.0 million in January 2022 and April 2022, respectively. The $30.0 million receivable in other assets was for contra-research and development expenses incurred but not yet reimbursed from Sobi.

As of December 31, 2022, the Company recorded a receivable of $35.0 million, with $20.0 million in other current assets and $15.0 million in other assets on the consolidated balance sheet. The total receivable balance as of December 31, 2022 is for contra-research and development expenses incurred but not yet reimbursed from Sobi. The Company received the $20.0 million recorded in other current assets in January 2023.

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

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees. In January 2021, the Company paid $25.0 million for sublicense fee owed to Penn related to the Sobi Agreement and another licensing transaction. As of December 31, 2020, the $25.0 million was recognized in accrued expenses on the consolidated balance sheet and recognized in license fees on the consolidated income statement. In August 2021, the Company paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone, which was recognized in accrued expenses of December 31, 2021, as it was considered probable at that time. As of December 31, 2022, the Company recognized $1.0 million in accrued expenses in the consolidated balance sheet for the achievement of a sales milestone for EMPAVELI in 2022.

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country. We incurred $2.7 million of royalty expense related to Penn in 2022.

Beam Research Collaboration

In June 2021, the Company entered into an exclusive five-year research collaboration with Beam Therapeutics, Inc. (“Beam”) focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. The Company and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the collaboration agreement, Apellis is responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the collaboration agreement, Beam is prohibited from developing on its own or with a third party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. The Company will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with the Company with respect to any one program licensed under the collaboration and upon such election any license agreement in place at that time, would be terminated.

As part of the collaboration, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. The Company paid an additional $25.0 million on the first anniversary of the agreement in June 2022. The Company and Beam will each be responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The collaboration has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

For the year ended December 31, 2021, the Company recorded the $50.0 million up-front, non-refundable payment to Beam as a cost of research collaboration in the consolidated statement of operations. In addition, the Company recorded the $25.0 million anniversary payment as a cost of research collaboration in the consolidated statement of operations as it was considered probable of achievement. We made this $25 million payment to Beam in 2022.

14. Employee Retirement Plans

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2022, 2021 and 2020, the Company recorded $4.3 million, $3.1 million, and $2.1 million respectively, for employer contributions made to the 401(k) Plan.

The Company maintains a pension plan covering employees of its Swiss subsidiary, Apellis Switzerland GmbH (the “Swiss Plan”). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. As is customary with Swiss pension plans, the assets of the Swiss Plan are invested in a collective fund, which are held and invested by a Swiss insurance company. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. As of a December 31, 2022, the Swiss Plan had an funded status of $18.0 thousand, which resulted from fair value of plan assets of $12.9 million and projected benefit obligation of $12.9 million. The accumulated benefit obligation at December 31, 2022 was $1.6 million. The Company’s net periodic benefit cost for the year ended December 31, 2022 was $0.6 million. The contributions to the Swiss Plan for the year ended December 31, 2022 were not material.

15. Income Taxes

The components of loss from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(82,815)	$(314,673)	$(118,839)
Foreign	(568,688)	(431,329)	(224,190)
Total	$(651,503)	$(746,002)	$(343,029)

Provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State and Local	520	205	57
Foreign	149	147	1,788
Total current income tax expense	669	352	1,845
Deferred income tax expense:
U.S. Federal	—	—	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total tax expense	$669	$352	$1,845

A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows (in thousands):

	Year Ended December
	2022		2021		2020
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(136,816)	21.0%	$(156,660)	21.0%	$(72,036)	21.0%
Foreign tax rate differential	50,219	(7.7)	38,677	(5.2)	22,760	(6.6)
State income taxes, net of federal benefit	9,051	(1.4)	(14,145)	1.9	(14,107)	4.1
Change in valuation allowances	94,668	(14.5)	133,668	(17.9)	240,065	(69.9)
Intellectual property transfer	—	—	—	—	(162,000)	47.2
Tax credits	(19,966)	3.0	(20,005)	2.6	(11,696)	3.4
Change in state apportionment	(35)	—	—	—	93	—
Loss on debt conversion	6,626	1.0	19,548	(2.6)	—	—
Permanent and other	(3,078)	0.5	(731)	0.1	(1,234)	0.3
Effective income tax provision	$669	(0.1)	$352	(0.1)	$1,845	(0.5)

The Company’s effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased primarily as a result of operations in state jurisdictions.

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Intangible assets	$187,839	$180,963
Share-based compensation	29,673	22,404
Deferred interest expense	—	3,925
Net operating loss carryforwards	228,985	167,160
Research and development credits	57,419	39,672
Orphan drug credits	30,160	23,678
Development derivative liability	79,374	91,183
Convertible debt	6,850	5,551
Lease liability	4,304	5,029
Accruals	16,272	5,100
Total deferred tax assets	640,876	544,665
Deferred tax liabilities:
Fixed assets	(91)	(69)
Right-of-use asset	(4,032)	(4,874)
481(a) adjustment	(233)	(937)
Total deferred tax liabilities	(4,356)	(5,880)
Net deferred tax assets before allowance:	636,520	538,785
Less valuation allowance	(636,520)	(538,785)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs of approximately $47.6 million. These rules also are in effect for its foreign subsidiaries and the calculation of global intangible low-taxes income (GILTI) for the Company, of which approximately $529.0 million of R&D costs have been capitalized. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic and foreign deferred tax assets on December 31, 2022, because management has determined that is it more likely than not that these assets will not be realized. The valuation allowance increased by $97.7 million from December 31, 2021 to December 31, 2022, primarily due to increases in operating losses and research and development tax credits.

On December 31, 2022, the Company had approximately $312.8 million, $395.4 million and $1,204.7 million of federal, state and foreign net operating loss carryforward, respectively. On December 31, 2021, the Company had approximately $355.8 million, $411.2 million and $623.7 million of federal, state and foreign net operating loss carryforward, respectively. The Company also had federal and state research and development tax credit carryforwards $74.2 million and $16.9 million, respectively of as of December 31, 2022. Federal net operating loss carryforward in the amount of $279.2 million may be carried forward indefinitely. The remaining federal and state net operating loss, research and development tax credit carryforwards begin to expire in 2025. The Company’s foreign net operating loss carryforwards will begin to expire in 2027.

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

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months. There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties on December 31, 2022 or 2021.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2019 through 2021 remain open and subject to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

16. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc., agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2022, the Company is obligated to pay up to $97.8 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of December 31, 2022, pursuant to which it is obligated to pay up to $10.4 million to these other vendors.

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

As of December 31, 2022, a total of 14,271,110 shares of common stock were reserved for issuance under the 2017 Plan. In January 2023, the shares available for future issuance under the 2017 plan were increased by 4,219,409 shares pursuant to the annual increase described above.

Additionally, since 2019, the Company has granted equity awards as equity inducement awards material to entry into employment with the Company to certain newly hired employees outside of the Company’s existing plans in accordance with Nasdaq listing rule 5635(c)(4). In February 2020, the Board of Directors adopted the 2020 Inducement Stock Incentive Plan (the “2020 Plan”), which permitted the Company to grant equity awards to newly hired employees in accordance with Nasdaq listing rule 5635(c)(4). The aggregate number of shares reserved for issuance under the 2020 Plan was initially 750,000 shares and was increased to 1,750,000 shares as of January 1, 2023.

In October 2017, the Company’s board of directors adopted, and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“ESPP”), which became effective upon the IPO and provides participating employees with the opportunity to purchase up to an aggregate of 468,823 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 937,646 shares of common stock, (ii) 1.0% of the number of shares of common stock outstanding on the first day of the fiscal year and (iii) an amount determined by the board of directors. The board of directors initiated the first offering under ESPP in October 2019.

The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31,
	2022	2021	2020
Shares reserved under 2017 Equity Incentive Plan	14,271	11,014	8,613
Shares reserved under 2017 Employee Stock Purchase Plan	665	801	913
Total	14,936	11,815	9,526

Total share-based compensation expense related to the various plans during the years ended was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$42,052	$30,586	$21,381
General and administrative	49,033	40,081	23,995
Total share-based compensation expense	$91,085	$70,667	$45,376

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)	Per Share	(in years)	(in thousands)
Outstanding, December 31, 2021	12,562	$24.65	6.84	291,825
Granted	1,348	38.17
Exercised	(1,226)	17.67
Forfeited	(389)	40.80
Outstanding, December 31, 2022	12,295	$26.31
Options exercisable, December 31, 2022	8,873	$21.16	5.48	$273,112
Expected to vest, December 31, 2022	3,422	$39.67	8.20	$43,919

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the common stock as of December 31, 2022.

During the years ended December 31, 2022, 2021 and 2020, the Company granted stock options to purchase an aggregate of 1.3 million, 2.7 million and 2.9 million shares of its common stock, respectively with weighted average grant date fair values of $23.62, $30.72 and $27.52, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 were $44.8 million, $39.9 million, and $38.0 million respectively calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

The fair market value of options vested during the years ended December 31, 2022, 2021 and 2020 was $59.0 million, $53.2 million and $33.6 million, respectively.

On December 31, 2022, unrecognized compensation expense related to unvested options, was $74.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.18 years.

The assumptions used in the Black-Scholes model to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.15 - 3.37%	0.41 - 1.34%	0.32 - 1.76%
Dividend yield	0%	0%	0%
Volatility	68.3 - 70.4%	71.7 - 74.4%	84.4 - 87.8%
Expected terms (years)	3.81 - 6.08	5.31 - 6.08	5.31 - 6.08

Restricted Stock Units— The fair value of RSU’s is estimated based upon the closing market price of the Company’s common stock on the date of grant. RSUs generally vest annually over a four-year period:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2021	1,225	$43.25
Granted	3,035	41.44
Vested	(367)	41.62
Forfeited	(321)	39.36
Unvested Balance at December 31, 2022	3,572	42.23

The aggregate intrinsic value of restricted grants vested during the year ended December 31, 2022, was $18.0 million. The fair market value of restricted stock units vested during the year ended December 31, 2022 was $15.3 million.

On December 31, 2022, there was approximately $119.9 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 3.08 years.

Employee Stock Purchase Plan—On December 31, 2022, 664,945 shares of common stock remained available for issuance pursuant to the ESPP. Eligible employees who elect to participate in an offering under the ESPP may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2022, a total of 136,272 shares of common stock were issued under the ESPP at average per share price of $31.1. During the year ended December 31, 2022, the Company recorded cash received from the issuance of stock to the ESPP of $4.2 million and recorded $2.0 million of stock-based compensation expense related to the ESPP. No additional shares were reserved to the ESPP in 2023.

18. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(652,172)	$(746,354)	$(344,874)
Denominator:
Weighted-average number of common shares used in net loss per common share -- basic and diluted	106,114	84,421	75,163
Net loss per common share -- basic and diluted	$(6.15)	$(8.84)	$(4.59)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the if-converted-method and treasury stock method, as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Convertible notes	2,379	4,865	13,177
Common stock under option	12,295	12,562	11,736
Restricted stock units	3,572	1,224	502
Total	18,246	18,651	25,415

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2022, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2022 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about the company's ability to continue as a going concern.

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
February 21, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Delinquent Section 16(a) Reports,” and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be set forth in the sections titled “Executive Compensation” and “Director Compensation” in our Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	115
Consolidated Financial Statements as of and for the years ended December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022:
Consolidated Balance Sheets as of December 31, 2022 and 2021	117
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020	118
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2020 to December 31, 2022	119
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	120
Notes to Consolidated Financial Statements	122

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38276	2/28/2022	4.4
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.8

10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program	10-K	001-38276	2/28/2022	10.10
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.19	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.20	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.21	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.22+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.23	Form of Exchange Agreement	8-K	001-38276	1/7/2021	10.1
10.24	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.25	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.25
10.26	Open Market Sale AgreementSM, dated as of January 20, 2022, by and between Apellis Pharmaceuticals, Inc. and Jefferies LLC	8-K	001-38276	1/20/2022	10.19
10.27††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2022	10.1
10.28	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.29+	Offer Letter, dated as of April 20, 2020, by and between the Registrant and Nur Nicholson	10-K	001-38276	2/28/2022	10.29
10.30+	Offer Letter, dated as of November 16, 2018, by and between the Registrant and Adam Townsend	10-K	001-38276	2/28/2022	10.30

10.31	Form of Exchange Agreement	8-K	001-38276	7/8/2021	10.1
10.32	Form of Exchange Agreement	8-K	001-38276	7/28/2022	10.1
10.33	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche, LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

† Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

†† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

Filed herewith.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: February 21, 2023	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2023
Timothy E. Sullivan

/s/ Jim Chopas	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Jim Chopas

/s/ Gerald Chan	Director	February 21, 2023
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 21, 2023
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 21, 2023
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 21, 2023
Stephanie M. O’Brien

/s/ Paul Fonteyne	Director	February 21, 2023
Paul Fonteyne