Form 10-Q
period 2023-03-31
Apellis Pharmaceuticals, Inc.
filed 2023-05-04
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 116,457,008 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

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

•
the ongoing commercialization of EMPAVELI and SYFOVRE;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form

10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI, SYFOVRE and Apellis Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Note regarding certain references in this Quarterly Report on Form 10-Q

Unless otherwise stated or the context indicates otherwise, all references herein to “Apellis,” “Apellis Pharmaceuticals, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Apellis Pharmaceuticals, Inc. and its wholly owned subsidiaries.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to systemic pegcetacoplan in the context of the commercially available product in the European Union for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months, in each case, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$765,083	$551,801
Accounts receivable	31,505	7,727
Inventory	85,484	85,714
Prepaid assets	36,559	36,350
Restricted cash	1,275	1,273
Other current assets	34,349	36,658
Total current assets	954,255	719,523
Non-current assets:
Right-of-use assets	17,854	18,747
Property and equipment, net	5,967	6,148
Other assets	793	15,799
Total assets	$978,869	$760,217
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,494	$37,342
Accrued expenses	71,251	95,139
Current portion of development liability	30,071	29,504
Current portion of right-of-use liabilities	5,828	5,625
Total current liabilities	138,644	167,610
Long-term liabilities:
Long-term development liability	321,713	315,647
Convertible senior notes	92,809	92,736
Right-of-use liabilities	13,233	14,352
Other liabilities	347	—
Total liabilities	566,746	590,345
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2023 and December 31, 2022; 116,179 shares issued and outstanding at March 31, 2023, and 110,772 shares issued and outstanding at December 31, 2022	12	11
Additional paid-in capital	2,899,524	2,479,596
Accumulated other comprehensive loss	(775)	(875)
Accumulated deficit	(2,486,638)	(2,308,860)
Total stockholders’ equity	412,123	169,872
Total liabilities and stockholders’ equity	$978,869	$760,217

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue, net	$38,800	$12,109
Licensing and other revenue	6,046	2,272
Total revenue:	44,846	14,381
Operating expenses:
Cost of sales	7,809	1,247
Research and development	110,027	90,945
General and administrative	102,093	51,187
Total operating expenses:	219,929	143,379
Net operating loss	(175,083)	(128,998)
Interest income	5,393	98
Interest expense	(7,529)	(8,538)
Other income/(expense), net	(277)	(289)
Net loss before taxes	(177,496)	(137,727)
Income tax expense	282	1,208
Net loss	$(177,778)	$(138,935)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on marketable securities	—	(52)
Foreign currency gain	100	83
Total other comprehensive income/(loss)	100	31
Comprehensive loss, net of tax	$(177,678)	$(138,904)
Net loss per common share, basic and diluted	$(1.56)	$(1.42)
Weighted-average number of common shares used in net loss per common share, basic and diluted	113,872	98,069

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	$169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	951	—	17,718	—	—	17,718
Vesting of restricted stock units, net of shares withheld for taxes	448	—	(10,999)	—	—	(10,999)
Share-based compensation expense	—	—	28,823	—	—	28,823
Unrealized gain on available-for-sale investments	—	—	—	—	—	—
Net loss	—	—	—	—	(177,778)	(177,778)
Foreign currency gain	—	—	—	100	—	100
Balance at March 31, 2023	116,179	12	2,899,524	(775)	(2,486,638)	412,123

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Common Stock -follow-on-offering	8,564	1	380,119	—	—	380,120
Issuance of common stock upon exercise of stock options	239	—	4,000	—	—	4,000
Vesting of restricted stock units, net of shares withheld for taxes	113	—	(2,416)	—	—	(2,416)
Share-based compensation expense	—	—	20,773	—	—	20,773
Unrealized gain on available-for-sale investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(138,935)	(138,935)
Foreign currency gain	—	—	—	83	—	83
Balance at March 31, 2022	106,440	11	2,259,906	(2,059)	(1,795,623)	462,235

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(177,778)	$(138,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	28,823	20,773
Loss on disposal of fixed assets	19	—
Amortization of right-of-use assets	(22)	(17)
Depreciation expense	421	377
Amortization of discounts for convertible notes, net of financing costs	73	144
Accretion of discount to development liability	6,633	6,713
Other liabilities	—	1,208
Changes in operating assets and liabilities:
Accounts receivable	(23,778)	3,773
Inventory	144	(16,533)
Prepaid assets	(107)	334
Other current assets	2,308	(2,312)
Other assets	14,969	15,634
Accounts payable	(5,854)	(6,371)
Accrued expenses	(23,471)	3,652
Net cash used in operating activities	(177,620)	(111,560)
Investing Activities
Purchase of property and equipment	(259)	(86)
Purchase of available-for-sale securities	—	(331,863)
Proceeds from maturity of available-for-sale securities	—	60,000
Net cash (used in) provided by investing activities	(259)	(271,949)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	380,120
Proceeds from issuance of common stock and pre-funded warrant offering, net of issuance costs	384,387	—
Payments for development liability	—	(5,000)
Proceeds from exercise of stock options	17,718	4,000
Payments of employee tax withholding related to equity-based compensation	(10,999)	(2,416)
Net cash provided by financing activities	391,106	376,704
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56	64
Net increase (decrease) in cash, cash equivalents and restricted cash	213,283	(6,741)
Cash, cash equivalents and restricted cash at beginning of period	553,075	641,755
Cash, cash equivalents and restricted cash at end of period	$766,358	$635,014
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$765,083	$633,456
Restricted cash	1,275	1,558
Total cash, cash equivalents, and restricted cash	$766,358	$635,014
Supplemental Disclosures
Cash paid for interest	$1,643	$3,360
Cash paid for income taxes	$250	—

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

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) and the commercializing of SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to March 31, 2023, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $2.5 billion primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

As of May 4, 2023, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $765.1 million as of March 31, 2023 combined with its cash flows generated from sales will be sufficient to fund its operations and capital expenditures for at least the next twelve months.

The Company’s future viability beyond that point is dependent on its ability to achieve commercial success for SYFOVRE and EMPAVELI. There are uncertainties associated with the Company’s ability to (1) obtain additional debt or equity financing on terms that are favorable to the Company, (2) enter into collaborative agreements with strategic partners, and (3) succeed in its future operations. If the Company is not able to obtain the required funding for its operations or is not able to obtain funding on terms that are favorable to the Company, it could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts and its business could be materially harmed.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2023 (the “2022 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: development liability, accrued expenses, prepaid expenses, convertible debt and taxes.

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in our 2022 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2022 Form 10-K.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company has adopted the new guidance as of January 1, 2023, and it did not have a material impact on its financial statements and related disclosures.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three months ended March 31, 2023 and 2022 were $38.8 million and $12.1 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended March31,
	2023	2022
Products:
EMPAVELI	$20,440	$12,109
SYFOVRE	18,360	—
Total Product revenue, net	$38,800	$12,109

The Company’s accounts receivable balance of $31.5 million as of March 31, 2023 and $7.7 million as of December 31, 2022, consisted of EMPAVELI and SYFOVRE product sales receivable, net of discounts and allowances of $0.3 million and $0.3 million, respectively. The Company does not have a reserve against its receivable balance.

The Company’s product sales reserves totaled $5.0 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2023 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2022	$164	$1,936	$251	2,351
Provision related to sales in the current year	1,466	2,566	651	4,683
Adjustments related to prior period sales	—	(2)	(249)	(251)
Credits and payments made	(184)	(1,639)	—	(1,823)
Ending balance at March 31, 2023	$1,446	$2,861	$653	$4,960

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended March31,
	2023	2022
Customer A	52%	98%
Customer D	33%	—

	Percent of Product Sales Receivable
	As of March 31,
	2023	2022
Customer A	25%	18%
Customer C	15%	—
Customer D	52%	—

4. Inventory

The Company’s inventory consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$33,948	$29,847
Semi-finished goods	48,471	54,101
Finished goods	3,065	1,766
Total Inventories	$85,484	$85,714

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Down payments for inventory	$7,649	$13,987
Prepaid research and development	16,469	15,181
Other prepaid expenses	12,441	7,182
Total prepaid expenses	$36,559	$36,350

	March 31,	December 31,
	2023	2022
Royalties receivable	$1,597	$1,442
ERC credit	8,711	8,711
Receivable from collaboration agreement	15,000	20,000
Deposits and other current assets	9,041	6,505
Total other current assets	$34,349	$36,658

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria. The ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during calendar year 2021 for a maximum credit of $7,000 per employee for each calendar quarter through September 30, 2021. In November 2022, the Company filed for an $8.7 million refund under the CARES Act relating to the ERC. The Company expects receipt of the ERC refund during 2023, and this amount is included in other current assets on the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

6. Development Liability

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

On June 7, 2019, the Company and SFJ amended the SFJ agreement, (such amendment, the “SFJ amendment”). Under the SFJ amendment, SFJ agreed to make an additional $20.0 million funding payment to the Company to support the development of systemic pegcetacoplan for the treatment of patients with PNH.

As of January 29, 2020, the Company had received a total of $140.0 million from SFJ as the Company met milestones as identified in the SFJ agreement. The Company did not receive any additional funds from SFJ after January 29, 2020.

Under the SFJ agreement, following regulatory approval by the FDA in May 2021 for the use of systemic pegcetacoplan as a treatment for PNH, the Company became obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained regulatory approval by the FDA in May 2021. The Company paid SFJ the initial payment of $4.0 million in June 2021 and the first annual payment of $11.5 million in May 2022. The subsequent annual payments remaining are due and payable in May of each year from 2023 through 2027.

Following regulatory approval of systemic pegcetacoplan by the European Medicines Agency (“EMA”), the Company became obligated to pay SFJ an initial payment of $5.0 million on January 28, 2022 and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company obtained regulatory approval by the EMA on December 15, 2021. The Company paid SFJ the initial payment of $5.0 million in January 2022 and the first annual payment of $18.0 million in December 2022. The subsequent annual payments are due and payable in December of each year from 2023 through 2027.

The Company has paid SFJ a total of $38.5 million as of March 31, 2023.

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

From December 15, 2021 to the final annual payment due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 835, Interest, over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the unaudited condensed consolidated statement of operations.

The following table summarizes the development liability (in thousands):

	March 31, 2023	December 31, 2022	Effective Interest Rate
Development liability	$421,500	$421,500	7.91%
Less: Unamortized discount to development liability	(69,716)	(76,349)
Less: Current portion of development liability, net of discount	(30,071)	(29,504)
Total long term development liability	$321,713	$315,647

For the three months ended March 31, 2023, interest expense of $6.6 million was recorded for the accretion of the development liability.

Future minimum SFJ payments as of March 31, 2023 is as follows (in thousands):

2023	$55,500
2024	98,750
2025	103,000
2026	109,000
2027 and thereafter	55,250
Total future minimum payments	421,500

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development	$31,510	$34,849
Accrued royalties	1,558	907
Accrued payroll liabilities	24,189	43,212
Other	13,994	16,171
Total	$71,251	$95,139

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

On May 12, 2020, the Company issued convertible notes (the “2020 Convertible Notes”) with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million paid by the Company. The Company used $43.1 million of the net proceeds from the sale to pay the cost of the additional capped call transactions in May 2020 described below.

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

The conditional conversion feature of the Convertible Notes was again triggered as of March 31, 2023, and as a result the Convertible Notes became convertible at the option of the holders until June 30, 2023. Through the date of issuance of these financial statements, no Convertible Notes were converted.

As of March 31, 2023, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

The outstanding balance of the Convertible Notes as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Liability
Principal	93,897	93,897
Less: debt discount and issuance costs, net	(1,088)	(1,161)
Net carrying amount	92,809	92,736

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of debt issuance costs	73	144
Contractual interest expense	822	1,681
Total interest expense	$895	$1,825

Future minimum payments on Convertible Notes payable as of March 31, 2023 are as follows (in thousands):

2023	$2,465
2024	3,286
2025	3,286
2026	96,225
Total future minimum payments	105,262
Less: interest	(11,365)
Less: debt discount and issuance costs, net	(1,088)
Less: current portion	—
Convertible senior notes	92,809

Capped Call Transactions

On September 11, 2019 and May 6, 2020, concurrently with the pricing of the 2019 Convertible Notes and the 2020 Convertible Notes, respectively, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

9. Leases

The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As a practical expedient permitted under FASB ASC Topic 842, Leases, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

As of March 31, 2023 and December 31, 2022, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Operating Lease Assets	$17,854	$18,747
Operating Lease Liabilities	$19,061	$19,977
Weighted Average Remaining Term in years	3.34	3.57
Weighted Average discount rate used to measure outstanding lease liabilities	7.22%	7.26%

For the three months ended March 31, 2023 and 2022, the total lease cost for operating lease expense was $1.7 million and $1.4 million, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31 2022 and 2023 is as follows (in thousands):

	2023	2022
Operating cash flows from operating leases	$2,022	$1,669
Operating lease assets obtained in exchange for lease obligations	$—	$—

The maturities of the Company’s operating lease liabilities as of March 31, 2023 are as follows (in thousands):

2023	5,206
2024	6,319
2025	5,151
2026	4,299
2027 and thereafter	556
Total future minimum lease payments	21,531
Less Imputed interest	(2,470)
Total operating lease liabilities	$19,061

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the three months ended March 31, 2023 and 2022 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2022	—	$(2,521)	$1,646	$(875)
Net other comprehensive income (loss)	—	100	—	100
Balances, March 31, 2023	—	(2,421)	1,646	(775)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)
Net other comprehensive income (loss)	(52)	83	31
Balances, March 31, 2022	(51)	(2,008)	(2,059)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		March 31, 2023
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$640,544	$—	$—	$640,544
Total Financial Assets		$640,544	$—	$—	$640,544

		December 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$527,728	$—	$—	$527,728
Total Financial Assets		$527,728	$—	$—	$527,728

The Company's Convertible Notes and development liability are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of March 31, 2023 and December 31, 2022. The fair value of the Convertible Notes was $171.1 million as of March 31, 2023 and $143.9 million as of December 31, 2022. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The fair value of the development liability was $333.4 million and $315.8 million as of March 31, 2023 and December 31, 2022, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded $0.3 million and $1.2 million of income tax expense, respectively, primarily pertaining to state and foreign income taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended March 31, 2023.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax positions for the period ended March 31, 2023. If such unrecognized tax benefits were realized, the entire amount would impact the tax provision. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

13. License and Collaboration Agreements

Sobi License and Collaboration Agreement

In October 2020, the Company and its subsidiaries, Apellis Switzerland GmbH and APL DEL Holdings, LLC, entered into a Collaboration and License Agreement (the “Sobi collaboration agreement”) with Swedish Orphan Biovitrum AB (Publ) (“Sobi”), concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

Under the Sobi collaboration agreement, the Company and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, CAD, HSCT-TMA, C3G, IC-MPGN and ALS (collectively the “Initial Indications”), and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for PNH in the European Union and the United Kingdom. The Company and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement to be negotiated by the parties. The Sobi collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $25.0 million in January 2021 and $20.0 million in January 2022. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company and for its payment obligations to SFJ.

Sobi Accounting Analysis

The Company has determined that the Sobi collaboration agreement is within the scope of FASB ASC 808, Collaborative Arrangement Guidance and Considerations (“ASC 808”) as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC 808 does not address measurement or recognition matters but allows for analogizing to FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Pursuant to ASC 606, the Company performed the following five steps: (i) identified the contract(s) with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when (or as) the entity satisfies a performance obligation.

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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone revenue resulting from any of its licensing arrangements. The Company has recognized $1.6 million of royalty revenue for the three months ended March 31, 2023. Management periodically assesses the elements of the contract and re-evaluates revenue recognition as necessary.

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

Under the Sobi collaboration agreement, for the three months ended March 31, 2023, the Company recognized $1.6 million of royalty revenue. The Company did not recognize any royalty revenue for the three months ended March 31, 2022. The Company did not recognize any contra-research and development expense for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recognized $5.0 million for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. Since contract inception, the Company has recognized $80.0 million in contra-research and development expenses.

As of March 31, 2023, the Company recorded $15.0 million in current assets, which represents the receivable for contra-research and development expenses incurred but not yet reimbursed from Sobi.

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

University of Pennsylvania License Agreement

The Company is a party to a license agreement with the Trustees of the Penn for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees. In January 2021, the Company paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, the Company paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone, which was recognized in accrued expenses of December 31, 2021, as it was considered probable at that time. In January 2023, the Company paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. In April 2023, the Company paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023.

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

As part of the Beam collaboration agreement, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. The Company paid an additional $25.0 million on the first anniversary of the Beam collaboration agreement in June 2022. The Company and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

The Company analyzed the Beam collaboration agreement pursuant to ASC 808 to assess whether the agreement involved joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. Since each party is actively participating in this activity and exposed to significant risks and rewards related to the activity through each party’s costs will be accounted for under ASC 808.

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

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc., under which the Company has agreed to purchase a significant portion of its requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, under which the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of March 31, 2023, the Company is obligated to pay up to $83.0 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of March 31, 2023, under which it is obligated to pay up to $13.7 million to vendors.

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

15. Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share for all periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive. Convertible notes and shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	As of March 31,
	2023	2022
Convertible notes	2,379	4,865
Common stock options	12,002	13,329
Restricted stock units	4,764	3,070
Total	19,145	21,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2023, which we refer to as the 2022 Annual Report on Form 10-K.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2022 Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system, at the level of C3, the central protein in the complement cascade. We believe that this approach can result in broad inhibition of the principal pathways of the complement system and has the potential to effectively control diseases with high unmet need and that are driven by excessive complement activation.

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE™ (pegcetacoplan injection), the first and only approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the three months ended March 31, 2023, we generated $18.4 million in net product revenue from sales of SYFOVRE.

In December 2022, we also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review and we expect a decision in early 2024. Additionally, we received validation of our marketing applications by regulatory authorities in Canada, Australia, the United Kingdom, and Switzerland for the treatment of GA and expect decisions by local regulatory authorities in the first half of 2024. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

In May 2021, the FDA approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy and our first approved product, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. For the three months ended March 31, 2023, we generated $20.4 million in net product revenue from sales of EMPAVELI.

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

In April 2023, we and Sobi made the decision to discontinue treatment with systemic pegcetacoplan in the open-label period of the MERIDIAN study for ALS. Our decision was made following an unblinded review from an independent data monitoring committee of the available data, which did not support continuation of treatment. Their recommendation was not based on any safety concerns. Prior to the decision, all patients completed the randomized treatment period, and the data will be analyzed as planned, with top-line data expected in mid-2023. A decision on next steps for the program will be made following the planned analysis of the full data.

Lastly, we are developing additional product candidates with other routes of administration and plan to advance these product candidates into clinical development in 2023. These candidates include an oral alternative pathway inhibitor for certain renal conditions and a novel compound designed to treat both GA and wet AMD by intravitreal administration. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

As of March 31, 2023, we had cash and cash equivalents of $765.1 million. We believe that our cash and cash equivalents, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE and committed development reimbursement payments from Sobi, will be sufficient to enable us to fund our current operations at least into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. For additional information see “Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q.

Since the launch of EMPAVELI in May 2021 and SYFOVRE in March 2023, through March 31, 2023 we have generated $119.0 million of net product revenue from sales of EMPAVELI. and SYFOVRE. We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur net operating losses for at least this year and next year. Our net losses were $177.8 million and $138.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $2.5 billion.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021 and $5.0 million in January 2022 in connection with the EMA approval in December 2021. In addition, we paid $11.5 million in connection with the one-year anniversary of the FDA approval in May 2022 and $18.0 million in connection with the one-year anniversary of the EMA approval in December 2022. We are obligated to pay SFJ an additional $55.5 million during 2023, with additional payments due on each anniversary of FDA and EMA regulatory approval through 2027.

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

•
if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or•upon the occurrence of corporate events specified in the Indenture.

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

As a result of the July 2022 exchange transactions, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $96.8 million, consisting of the par value of the Convertible Notes exchanged of $98.1 million less the $1.3 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 3,027,018 shares consisting of 2,485,548 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 541,470 shares. Additionally, we issued 46,132 shares as settlement of issuance costs paid to our financial advisor in connection with the exchange transaction. For the three months ended September 30, 2022, we recorded a loss on conversion of debt of $32.9 million comprised of $30.4 million related to the value of the shares issued in excess of the original conversion terms at the fair market value and $2.5 million for the value of the 46,132 shares.

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

The conditional conversion feature of the Convertible Notes was again triggered as of March 31, 2023, and as a result the Convertible Notes became convertible at the option of the holders until June 30, 2023. Through the date of issuance of these financial statements, no Convertible Notes were converted.

As of March 31, 2023, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the Sobi collaboration agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and in January 2022 and 2023, we received a $20.0 million development reimbursement payment from Sobi. We expect to receive the final $15.0 million milestone payment from Sobi in 2024, subject to certain conditions.

The EC approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe. We considered the reimbursement approval to be probable at December 31, 2021, and recorded revenue at that time. We received the $50.0 million payment in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ.

Financial Operations Overview

Revenue

Our revenues consist of product sales of EMPAVELI and SYFOVRE, and revenues derived from our collaboration agreement with Sobi.

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

Product Revenues

Product revenue is derived from our sales of our commercial products, EMPAVELI and SYFOVRE, in the United States.

Licensing and Other Revenue

Licensing and other revenue is derived from our collaboration agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration.

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of EMPAVELI and SYFOVRE, royalties owed to our licensor for such sales, and certain period costs.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to product revenue, licensing revenue, costs of research collaboration arrangements, inventory, accrued research and development expenses, convertible notes, capped call transactions and the development derivative and development liability, which we described in our 2022 Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our 2022 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2023 and 2022 (in thousands, except percentages)

	For the Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Revenue:
Product revenue, net	$38,800	$12,109	$26,691	220%
Licensing and other revenue	6,046	2,272	3,774	166%
Total revenue:	44,846	14,381	30,465	212%
Operating expenses:
Cost of sales	7,809	1,247	6,562	526%
Research and development	110,027	90,945	19,082	21%
General and administrative	102,093	51,187	50,906	99%
Total operating expenses:	219,929	143,379	76,550	53%
Net operating loss	(175,083)	(128,998)	(46,085)	36%
Interest income	5,393	98	5,295	5,403%
Interest expense	(7,529)	(8,538)	1,009	(12%)
Other income/(expense), net	(277)	(289)	12	(4%)
Net loss before taxes	(177,496)	(137,727)	(39,769)	29%
Income tax expense	282	1,208	(926)	(77%)
Net loss	$(177,778)	$(138,935)	$(38,843)	28%

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $38.8 million and $12.1 million of net product revenue for the three months ended March 31, 2023 and 2022, respectively. The net product revenue of $38.8 million for the three months ended March 31, 2023, consists of $20.4 million in net product revenue from sales of EMPAVELI and $18.4 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue of $6.0 million for the three months ended March 31, 2023 which consists of $4.5 million in revenue from product supplied to Sobi and $1.6 million in royalty revenue from Sobi. Licensing and other revenue for the three months ended March 31, 2022 consists of $2.3 million in revenues for product supplied to Sobi.

Cost of Sales

Cost of sales was $7.8 million for the three months ended March 31, 2023 and $1.2 million for the three months ended March 31, 2022. The increase in cost of sales was primarily driven by an increase in product sales volume, a $1.6 million increase in royalty expense, and a $0.5 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold for the three months ended March 31, 2023 and 2022 for which a portion of the costs had been previously expensed prior to

FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Clinical trial costs	$23,092	$26,798	$(3,706)	(14%)
Compensation and related personnel costs	50,055	37,759	12,296	33%
Contract manufacturing	3,912	10,328	(6,416)	(62%)
Sobi development milestone	—	(4,993)	4,993	(100%)
Research / innovation costs	10,462	3,982	6,480	163%
Other development costs	19,345	15,096	4,249	28%
Pre-clinical study expenses	2,399	1,865	534	29%
Device development expenses	762	110	652	593%
Total research and development expenses	$110,027	$90,945	$19,082	21%

Research and development expenses increased by $19.1 million to $110.0 million for the three months ended March 31, 2023 from $90.9 million for the three months ended March 31, 2022, an increase of 21%. The increase was primarily attributable to an increase of $12.3 million in personnel related costs due to having more employees in the three months ended March 31, 2023, an increase of $6.5 million in research and innovation costs, an increase of $4.2 million in other development costs, an increase of $0.5 million in preclinical study expenses and an increase of $0.7 million in device development expenses. In addition, there was no contra research and development expenses recorded under the Sobi collaboration agreement for the three months ended March 31, 2023 as compared to $5.0 million for the three months ended March 31, 2022. The increases were partially offset by a decrease of $3.7 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials and a decrease of $6.4 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity.

General and Administrative Expenses

General and administrative expenses increased by $50.9 million to $102.1 million for the three months ended March 31, 2023, from $51.2 million for the three months ended March 31, 2022, an increase of 99%. The increase was primarily attributable to an increase in personnel related costs of $23.6 million, an increase in professional and consulting fees and general commercial preparation activities of $24.0 million, an increase in travel related expenses of $2.8 million, higher office costs of $0.3 million and an increase in director stock option compensation of $0.2 million. The increase in personnel related costs of $23.6 million consisted of a $21.3 million increase in salaries and benefits primarily due to having more of employees in the three months ended March 31, 2023, an increase of $2.6 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease of $0.3 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $24.0 million consisted primarily of higher commercialization related activity of $22.9 million primarily due to the preparation for the commercial launch of SYFOVRE in March 2023, and an increase in general professional fees of $1.1 million.

Interest income was $5.4 million for the three months ended March 31, 2023, an increase of $5.3 million, compared to $0.1 million for the three months ended March 31, 2022. The increase in interest income was primarily attributable to increased money market rates during the three months ended March 31, 2023.

Interest Expense

Interest expense was $7.5 million for the three months ended March 31, 2023 and $8.5 million for the three months ended March 31, 2022. The decrease is primarily due to lower outstanding principal amount of our convertible notes.

Other Income/(Expense), Net

Other income/(expense), net, was $0.3 million during the three months ended March 31, 2023 and $0.3 million for the three months ended March 31, 2022.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended March 31, 2023, decrease of $0.9 million, compared to $1.2 million for the three months ended March 31, 2022. The decrease primarily pertained to decrease in U.S. taxable income, driven in part by lower research and development capitalization.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.6 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from offerings of our convertible notes, a $250.0 million up-front payment and a $65.0 million development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $425.4 million of aggregate principal amount of our convertible notes for shares of our common stock.

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

In May 2020, we completed a private offering of $300.0 million aggregate principal amount of convertible notes, or the 2020 Convertible Notes and, together with the 2019 Convertible Notes, the Convertible Notes. We received net proceeds of approximately $322.9 million, which included accrued interest from March 15, 2020 to, but not including May 12, 2020, and the initial purchasers’ discounts and commissions and offering costs of $6.0 million.

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

In July 2021, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the Convertible Notes. Under the terms of these exchange agreements, the holders exchanged approximately $201.1 million in aggregate principal amount of the Convertible Notes held by them for an aggregate of 5,992,217 shares of our common stock. These exchange transactions closed in July 2021.

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

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investor who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million.

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

Refer to Note 8 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding the convertible notes and capped call transactions.

In addition, deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). On March 10, 2023, SVB, where the Company maintained operating accounts with a cash balance representing approximately 20% of the Company's total cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB. On March 26, 2023, it was announced that First Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. In light of the foregoing, the Company did not experience any loss of its cash balances that were held at SVB as a result of SVB’s receivership and subsequent assumption.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(177,620)	$(111,560)
Net cash (used in) investing activities	(259)	(271,949)
Net cash provided by financing activities	391,106	376,704
Effect of exchange rate changes on cash, cash equivalents and restricted cash	56	64
Net decrease in cash, cash equivalents and restricted cash	$213,283	$(6,741)

Net Cash Used in Operating Activities

Net cash used in operating activities was $177.6 million for the three months ended March 31, 2023 and consisted primarily of a net loss of 177.8 million adjusted for $35.9 million of non-cash items, including share-based compensation expense of $28.8 million, depreciation expense of $0.4 million and accretion of discount to the development liability of $6.6 million. Further, it includes a net decrease in operating assets of $6.5 million, a decrease in accounts payable of $5.9 million and accrued expenses of $23.4 million.

Net cash used in operating activities was $111.6 million for the three months ended March 31, 2022 and consisted primarily of a net loss of $138.9 million adjusted for $29.2 million of non-cash items, including a share-based compensation expense of $20.8 million, accretion of discount to the development liability of $6.7 million, and other liabilities of $1.2 million. Further, it included a net decrease in current operating assets of $14.7 million, an increase in other assets of $15.6 million, a decrease in accounts payable of $6.4 million and an increase in accrued expenses of $3.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $0.3 million primarily due to purchases of fixed assets.

Net cash provided by investing activities during the three months ended March 31, 2022 was $271.9 million due primarily to the purchase of available for sale of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $391.1 million during the three months ended March 31, 2023 and consisted primarily of proceeds from the follow-on common stock and pre-funded warrant offering in March 2023 of $384.4 million, $17.7 million proceeds upon the exercise of stock options offset by the payments of employee tax withholding related to equity-based compensation of $11.0 million.

Net cash provided by financing activities was $376.7 million during the three months ended March 31, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH and commercialization activities related to SYFOVRE for GA. In addition, we expect our expenses to increase as we continue the research and development of, and seek marketing approval for, our product candidates.

We believe that our cash and cash equivalents as of March 31, 2023, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE, as well as committed development reimbursement payments from Sobi, will enable us to fund our operating expenses and capital expenditure requirements at least into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting substantial resources to the building of a commercial infrastructure for SYFOVRE for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2022 Annual Report on Form 10-K. See Note 15 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for a discussion of obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, we had cash and cash equivalents of $765.1 million, consisting primarily of money market funds and U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2022 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: May 4, 2023	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: May 4, 2023	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)