Form 10-Q
period 2023-06-30
Apellis Pharmaceuticals, Inc.
filed 2023-07-31
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 24, 2023, the registrant had 117,737,289 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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
•
our ongoing review of the reported events of retinal vasculitis following SYFOVRE treatment;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$616,259	$551,801
Accounts receivable	110,913	7,727
Inventory	103,216	85,714
Prepaid assets	34,404	36,350
Restricted cash	1,085	1,273
Other current assets	26,809	36,658
Total current assets	892,686	719,523
Non-current assets:
Right-of-use assets	16,726	18,747
Property and equipment, net	5,339	6,148
Other assets	827	15,799
Total assets	$915,578	$760,217
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,500	$37,342
Accrued expenses	97,716	95,139
Current portion of development liability	43,769	29,504
Current portion of right-of-use liabilities	5,852	5,625
Total current liabilities	174,837	167,610
Long-term liabilities:
Long-term development liability	289,960	315,647
Convertible senior notes	92,883	92,736
Right-of-use liabilities	12,066	14,352
Other liabilities	429	—
Total liabilities	570,175	590,345
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2023 and December 31, 2022; 117,579 shares issued and outstanding at June 30, 2023, and 110,772 shares issued and outstanding at December 31, 2022	12	11
Additional paid-in capital	2,954,862	2,479,596
Accumulated other comprehensive loss	(796)	(875)
Accumulated deficit	(2,608,675)	(2,308,860)
Total stockholders’ equity	345,403	169,872
Total liabilities and stockholders’ equity	$915,578	$760,217

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$89,645	$15,654	$128,444	$27,763
Licensing and other revenue	5,324	668	11,370	2,940
Total revenue:	94,969	16,322	139,814	30,703
Operating expenses:
Cost of sales	8,379	82	16,188	1,329
Research and development	95,658	101,661	205,684	192,606
General and administrative	111,373	63,203	213,466	114,390
Total operating expenses:	215,410	164,946	435,338	308,325
Net operating loss	(120,441)	(148,624)	(295,524)	(277,622)
Interest income	6,002	1,432	11,395	1,530
Interest expense	(7,341)	(8,448)	(14,869)	(16,986)
Other (expense)/income, net	(63)	149	(341)	(140)
Net loss before taxes	(121,843)	(155,491)	(299,339)	(293,218)
Income tax expense	194	486	476	1,694
Net loss	$(122,037)	$(155,977)	$(299,815)	$(294,912)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on marketable securities	—	(766)	—	(818)
Foreign currency gain	(21)	(369)	79	(286)
Total other comprehensive income/(loss)	(21)	(1,135)	79	(1,104)
Comprehensive loss, net of tax	$(122,058)	$(157,112)	$(299,736)	$(296,016)
Net loss per common share, basic and diluted	$(1.02)	$(1.46)	$(2.57)	$(2.88)
Weighted-average number of common shares used in net loss per common share, basic and diluted	119,316	106,630	116,594	102,349

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	$169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	951	—	17,718	—	—	17,718
Vesting of restricted stock units, net of shares withheld for taxes	448	—	(10,999)	—	—	(10,999)
Share-based compensation expense	—	—	28,823	—	—	28,823
Unrealized gain on available-for-sale investments	—	—	—	—	—	—
Net loss	—	—	—	—	(177,778)	(177,778)
Foreign currency gain	—	—	—	100	—	100
Balance at March 31, 2023	116,179	12	2,899,524	(775)	(2,486,638)	412,123
Issuance of common stock upon exercise of stock options	1,208	—	22,334	—	—	22,334
Vesting of restricted stock units, net of shares withheld for taxes	119	—	(27)	—	—	(27)
Share-based compensation expense	—	—	29,277	—	—	29,277
Issuance of common stock to employee stock purchase plan	73	—	3,754	—	—	3,754
Unrealized loss on available-for-sale investments	—	—	—	—	—	—
Net loss	—	—	—	—	(122,037)	(122,037)
Foreign currency loss	—	—	—	(21)	—	(21)
Balance at June 30, 2023	117,579	$12	$2,954,862	$(796)	$(2,608,675)	$345,403

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Continued from previous page)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Common Stock -follow-on-offering	8,564	1	380,119	—	—	380,120
Issuance of common stock upon exercise of stock options	239	—	4,000	—	—	4,000
Vesting of restricted stock units, net of shares withheld for taxes	113	—	(2,416)	—	—	(2,416)
Share-based compensation expense	—	—	20,773	—	—	20,773
Unrealized gain on available-for-sale investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(138,935)	(138,935)
Foreign currency gain	—	—	—	83	—	83
Balance at March 31, 2022	106,440	11	2,259,906	(2,059)	(1,795,623)	462,235
Issuance of common stock upon exercise of stock options	283	—	4,770	—		4,770
Vesting of restricted stock units, net of shares withheld for taxes	26	—	(536)	—		(536)
Share-based compensation expense	—	—	22,530	—		22,530
Issuance of common stock to employee stock purchase plan	92	—	2,531	—		2,531
Unrealized loss on available-for-sale investments	—	—	—	(766)		(766)
Net loss	—	—	—	—	(155,977)	(155,977)
Foreign currency loss	—	—	—	(369)		(369)
Balance at June 30, 2022	106,841	$11	$2,289,201	$(3,194)	$(1,951,600)	$334,418

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(299,815)	$(294,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	58,101	43,303
Loss on disposal of fixed assets	19	—
Amortization of right-of-use assets	(37)	(61)
Depreciation expense	846	763
Amortization of discounts for convertible notes, net of financing costs	147	290
Accretion of discount to development liability	13,078	13,336
Other liabilities	—	1,571
Changes in operating assets and liabilities:
Accounts receivable	(103,186)	2,584
Inventory	(17,502)	(32,134)
Prepaid assets	2,535	3,390
Other current assets	9,846	42,225
Other assets	14,977	15,757
Accounts payable	(9,849)	2,591
Accrued expenses	3,065	(17,287)
Net cash used in operating activities	(327,775)	(218,584)
Investing Activities
Purchase of property and equipment	(631)	(477)
Purchase of available-for-sale securities	—	(331,863)
Proceeds from maturity of available-for-sale securities	—	143,320
Net cash (used in) provided by investing activities	(631)	(189,020)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	384,387	380,120
Payments for development liability	(24,500)	(16,500)
Proceeds from exercise of stock options	40,052	8,770
Proceeds from issuance of common stock under employee share purchase plan	3,754	2,531
Payments of employee tax withholding related to equity-based compensation	(11,027)	(2,952)
Net cash provided by financing activities	392,666	371,969
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(365)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,269	(36,000)
Cash, cash equivalents and restricted cash at beginning of period	553,075	641,755
Cash, cash equivalents and restricted cash at end of period	$617,344	$605,755
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$616,259	$604,489
Restricted cash	1,085	1,266
Total cash, cash equivalents, and restricted cash	$617,344	$605,755
Supplemental Disclosures
Cash paid for interest	$1,643	$3,360
Cash paid for income taxes	$384	$156

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

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) and the commercializing of SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to June 30, 2023, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $2.6 billion primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

As of July 31, 2023, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $616.3 million as of June 30, 2023 combined with its cash flows generated from sales will be sufficient to fund its operations and capital expenditures for at least the next twelve months.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three months ended June 30, 2023 and 2022 were $89.6 million and $15.7 million, respectively. The Company’s product revenues, net of sales discounts and allowances and reserves, for the six months ended June 30, 2023 and 2022 were $128.4 million and $27.8 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Products:
EMPAVELI	$22,303	$15,654	$42,742	$27,763
SYFOVRE	67,342	—	85,702	—
Total Product revenue, net	$89,645	$15,654	$128,444	$27,763

The Company’s accounts receivable balance of $110.9 million as of June 30, 2023 and $7.7 million as of December 31, 2022, consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from our collaboration with Sobi. The Company does not have a reserve related to expected credit losses against its receivable balance.

The Company’s product sales reserves totaled $10.4 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and six months ended June 30, 2023 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2022	$164	$1,936	$251	2,351
Provision related to sales in the current year	1,466	2,566	651	4,683
Adjustments related to prior period sales	—	(2)	(249)	(251)
Credits and payments made	(184)	(1,639)	—	(1,823)
Ending balance at March 31, 2023	$1,446	$2,861	$653	$4,960
Provision related to sales in the current year	3,944	5,114	1,588	10,646
Adjustments related to prior period sales	(84)	30	(416)	(470)
Credits and payments made	(1,668)	(2,946)	(141)	(4,755)
Ending balance at June 30, 2023	$3,638	$5,059	$1,684	$10,381

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	24%	99%	33%	99%
Customer C	13%	—	12%	—
Customer D	58%	—	50%	—

	Percent of Product Sales Receivable
	As of June 30,
	2023	2022
Customer A	8%	99%
Customer C	16%	—
Customer D	69%	—

4. Inventory

The Company’s inventory consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$32,711	$29,847
Semi-finished goods	48,368	54,101
Finished goods	22,137	1,766
Total Inventories	$103,216	$85,714

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Down payments for inventory	$3,644	$13,987
Prepaid research and development	18,964	15,181
Other prepaid expenses	11,796	7,182
Total prepaid expenses	$34,404	$36,350

	June 30,	December 31,
	2023	2022
Royalties receivable	$2,386	$1,442
ERC credit	—	8,711
Receivable from collaboration agreement	15,000	20,000
Deposits and other current assets	9,423	6,505
Total other current assets	$26,809	$36,658

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria. The ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during 2021 calendar year for a maximum credit of $7,000 per employee for each calendar quarter through September 30, 2021. In November 2022, the Company filed for an $8.7 million refund under the CARES Act relating to the ERC. The full refund amount was received in the current period.

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

Under the SFJ agreement, following regulatory approval by the FDA in May 2021 for the use of systemic pegcetacoplan as a treatment for PNH, the Company became obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company paid SFJ the initial payment of $4.0 million in June 2021, its first annual payment of $11.5 million in May 2022 and its second annual payment of $24.5 million in May 2023. The subsequent annual payments remaining are due and payable in May of each year from 2024 through 2027.

Following regulatory approval of systemic pegcetacoplan by the European Medicines Agency (“EMA”) in December 2021, the Company became obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company paid SFJ the initial payment of $5.0 million in January 2022 and the first annual payment of $18.0 million in December 2022. The subsequent annual payments are due and payable in December of each year from 2023 through 2027.

The Company has paid SFJ a total of $63.0 million as of June 30, 2023.

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

The following table summarizes the development liability (in thousands):

	June 30, 2023	December 31, 2022	Effective Interest Rate
Development liability	$397,000	$421,500	7.91%
Less: Unamortized discount to development liability	(63,271)	(76,349)
Less: Current portion of development liability, net of discount	(43,769)	(29,504)
Total long term development liability	$289,960	$315,647

For the three and six months ended June 30, 2023, interest expense of $6.5 million and $13.1 million, respectively, was recorded for the accretion of the development liability.

Future minimum SFJ payments as of June 30, 2023 are as follows (in thousands):

2023	$31,000
2024	98,750
2025	103,000
2026	109,000
2027	55,250
Total future minimum payments	$397,000

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022, (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development	$31,240	$34,849
Accrued royalties	3,357	907
Accrued payroll liabilities	39,744	43,212
Other	23,375	16,171
Total	$97,716	$95,139

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

Effective January 1, 2021, the Company adopted Accounting Standards Update 2020-06 using the modified retrospective method. Upon adoption, the Company increased net debt and reduced net equity by $149.7 million. The $149.7 million consisted of several items. The first item is the reclassification from equity to debt of the residual amounts originally identified as the equity components of the 2019 and 2020 Convertible Notes of $74.9 million and $95.5 million, respectively. The equity component reclassification was offset by the adjustment to retained earnings for the reversal of previous non-cash interest expense recorded for the amortization of the equity components of $17.1 million. The second item is the reclassification from equity to debt of the debt issuance costs originally allocated to equity for the 2019 and 2020 Convertible Notes of $2.4 million and $2.3 million, respectively. The debt issuance costs reclassification was offset by the adjustment to retained earnings for previous amortization of the debt issuance costs recorded of $1.1 million.

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

The conditional conversion feature of the Convertible Notes was triggered as of March 31, 2023, and as a result the Convertible Notes were convertible at the option of the holders until June 30, 2023. No Convertible Notes were converted during this period.

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2023, and as a result the Convertible Notes became convertible at the option of the holders until September 30, 2023. Through the date of issuance of these financial statements, no Convertible Notes were converted.

As of June 30, 2023, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

The outstanding balance of the Convertible Notes as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Liability
Principal	93,897	93,897
Less: debt discount and issuance costs, net	(1,014)	(1,161)
Net carrying amount	$92,883	$92,736

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of debt issuance costs	$74	$145	$147	$290
Contractual interest expense	822	1,680	1,643	3,360
Total interest expense	$896	$1,825	$1,790	$3,650

Future minimum payments on Convertible Notes payable as of June 30, 2023 are as follows (in thousands):

2023	$1,644
2024	3,286
2025	3,286
2026	96,225
Total future minimum payments	104,441
Less: interest	(10,544)
Less: debt discount and issuance costs, net	(1,014)
Less: current portion	—
Convertible senior notes	$92,883

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

As a practical expedient permitted under FASB ASC Topic 842,Leases, the Company elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

As of June 30, 2023 and December 31, 2022, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Operating Lease Assets	$16,726	$18,747
Operating Lease Liabilities	$17,918	$19,977
Weighted Average Remaining Term in years	3.12	3.57
Weighted Average discount rate used to measure outstanding lease liabilities	7.21%	7.26%

For the three months ended June 30, 2023 and 2022, the total lease cost for operating lease expense was $1.7 million and $1.5 million, respectively. For the six months ended June 30, 2023 and 2022, the total lease cost for operating lease expense was $3.4 million and $2.9 million, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30 2023 and 2022 is as follows (in thousands):

	2023	2022
Operating cash flows from operating leases	$4,094	$3,532
Operating lease assets obtained in exchange for lease obligations	$—	$—

The maturities of the Company’s operating lease liabilities as of June 30, 2023 are as follows (in thousands):

2023	3,528
2024	6,416
2025	5,253
2026	4,339
2027 and thereafter	556
Total future minimum lease payments	20,092
Less Imputed interest	(2,174)
Total operating lease liabilities	$17,918

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the six months ended June 30, 2023 and 2022 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2022	—	$(2,521)	$1,646	$(875)
Net other comprehensive income (loss)	—	100	—	100
Balances, March 31, 2023	—	(2,421)	1,646	(775)
Net other comprehensive loss	—	(21)	—	(21)
Balances, June 30, 2023	—	(2,442)	1,646	(796)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)
Net other comprehensive income (loss)	(52)	83	31
Balances, March 31, 2022	(51)	(2,008)	(2,059)
Net other comprehensive loss	(766)	(369)	(1,135)
Balances, June 30, 2022	(817)	(2,377)	(3,194)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		June 30, 2023
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$454,793	$—	$—	$454,793
Total Financial Assets		$454,793	$—	$—	$454,793

		December 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$527,728	$—	$—	$527,728
Total Financial Assets		$527,728	$—	$—	$527,728

The Company’s Convertible Notes and development liability are financial instruments that are reported in the financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of June 30, 2023 and December 31, 2022. The fair value of the Convertible Notes was $218.9 million as of June 30, 2023 and $143.9 million as of December 31, 2022. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The fair value of the development liability was $317.0 million and $315.8 million as of June 30, 2022 and December 31, 2022, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. Income Taxes

For the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.5 million of income tax expense, respectively, primarily pertaining to state and foreign income taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended June 30, 2023.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax benefits for the period ended June 30, 2023. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

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

Under the Sobi collaboration agreement, the Company and Sobi have agreed to collaborate to develop Licensed Products for the treatment of PNH, CAD, HSCT-TMA, C3G, and IC-MPGN, and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $25.0 million in January 2021, $20.0 million in January 2022 and $20.0 million in January 2023. The remaining $15.0 million is due from Sobi in January 2024. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i)

expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company and for its payment obligations to SFJ.

Sobi Accounting Analysis

The Company has determined that the Sobi collaboration agreement is within the scope of FASB ASC Topic 808, Collaborative Arrangement Guidance and Considerations (“ASC 808”), as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC 808 does not address measurement or recognition matters but allows for analogizing to FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Pursuant to ASC 606, the Company performed the following five steps: (i) identified the contract(s) with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when (or as) the entity satisfies a performance obligation.

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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone revenue resulting from any of its licensing arrangements. The Company has recognized $2.4 million and $4.0 million of royalty revenue for the three and six months ended June 30, 2023, respectively. Management periodically assesses the elements of the contract and re-evaluates revenue recognition as necessary.

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

Under the Sobi collaboration agreement, for the three and six months ended June 30, 2023, the Company recognized $2.4 million and $4.0 million, respectively, of royalty revenue. For the three and six months ended June 30, 2022, the Company recognized $0.7 million and $0.8 million, respectively, of royalty revenue. For the three and six months ended June 30, 2023, the Company did not recognize any contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. For the six months ended June 30, 2022, the Company recognized $5.0 million for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. The Company did not recognize any contra-research and development expense for the three months ended June 30, 2022.

As of June 30, 2023, the Company recorded $15.0 million in current assets, which represents the receivable for contra-research and development expenses incurred but not yet reimbursed from Sobi.

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

University of Pennsylvania License Agreement

The Company is a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

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

As part of the Beam collaboration agreement, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. In June 2022, the Company paid $25.0 million, which was recorded as a cost of research collaboration expense for the year ended December 31, 2021, as it was considered probable of achievement. The Company and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc., under which the Company has agreed to purchase a significant portion of its requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, under which the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of June 30, 2023,the Company is obligated to pay up to an aggregate of $147.2 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of June 30, 2023, under which it is obligated to pay up to $21.7 million to vendors.

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

	As of June 30,
	2023	2022
Convertible notes	2,379	4,865
Common stock options	10,665	13,072
Restricted stock units	4,669	3,254
Total	17,713	21,191

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE (pegcetacoplan injection), the first and only approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the three and six months ended June 30, 2023, we generated $67.3 million and $85.7 million, respectively, in net product revenue from sales of SYFOVRE.

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

In May 2021, the FDA approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. For the three and six months ended June 30, 2023, we generated $22.3 million and $42.7 million, respectively, in net product revenue from sales of EMPAVELI.

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

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for four indications in addition to PNH. Sobi is leading the development of systemic pegcetacoplan in cold agglutinin disease, or CAD, and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling adeno associated virus, or AAV, vector administration for gene therapies.

In May 2023, we and Sobi announced that the Phase 2 MERIDIAN study evaluating systemic pegcetacoplan for amyotrophic lateral sclerosis, or ALS, did not meet its primary or key secondary endpoints. Based on this lack of efficacy, we and Sobi discontinued development of systemic pegcetacoplan for ALS. Systemic pegcetacoplan was well tolerated in the trial, and the safety data were consistent with the established safety profile.

Lastly, we are developing additional product candidates with other routes of administration and plan to advance these product candidates into clinical development in 2023. These candidates include an oral alternative pathway inhibitor for certain renal conditions. We submitted an investigational new drug application, or IND, for APL-3007, a small interfering RNA, or siRNA, in March 2023 and dosed the first subject in a Phase 1 clinical trial in June 2023. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

In July 2023, we disclosed that we had confirmed seven events of retinal vasculitis and were evaluating one reported event of retinal vasculitis following SYFOVRE treatment. We are working with the retinal community to investigate potential contributing factors. We will continue to submit all adverse events reported to us to the FDA consistent with reporting guidelines for drug manufacturers.

We have been conducting a thorough evaluation following these reported events, including a review of the SYFOVRE manufacturing process and drug product quality and of the safety data from our Phase 3 clinical trials of SYFOVRE. Based on this review, we have seen no indications of drug product or manufacturing issues that contributed to these events, and there were no new safety findings in the clinical trials upon secondary review. The rate of intraocular inflammation was 0.26% among all SYFOVRE-treated patients in the Phase 3 program, with zero events of retinal vasculitis observed, following more than 23,000 injections.

In July 2023, we disclosed data from GALE, our long-term extension trial of SYFOVRE. Patients receiving monthly treatment showed reduced lesion growth by 39% (p < 0.0001) between months 24 and 30 and patients receiving every-other-month treatment showed reduced lesion growth by 32% (p < 0.0001) between months 24 and 30, compared to the projected sham arm. Patients with nonsubfoveal GA lesions showed 45% (p < 0.0001) and 33% (p = 0.0023) reduced lesion growth in the monthly and every-other-month treatment arms between months 24 and 30, respectively, compared to the projected sham arm. The safety profile of SYFOVRE in the GALE study continued to be consistent with previously reported Phase 3 data.

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

As of June 30, 2023, we had cash and cash equivalents of $616.3 million. We believe that our cash and cash equivalents, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE and the remaining committed development reimbursement payment from Sobi, will be sufficient to enable us to fund our current operations into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In particular, we are assessing the impact of the reported safety events with SYFOVRE on our assumptions regarding future revenues. For additional information see “Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q.

Since the launch of EMPAVELI in May 2021 and SYFOVRE in March 2023, through June 30, 2023 we have generated $208.6 million of net product revenue from sales of EMPAVELI. and SYFOVRE. We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur net operating losses for at least this year and next year. Our net losses were $122.0 million and $156.0 million for the three months ended June 30, 2023 and 2022, respectively, and $299.8 million and $294.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $2.6 billion.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the EMA for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021 and $5.0 million in January 2022 in connection with the EMA approval in December 2021. In addition, we paid $11.5 million in connection with the one-year anniversary of the FDA approval in May 2022 and $18.0 million in connection with the one-year anniversary of the EMA approval in December 2022 and $24.5 million in connection with the two year anniversary of FDA approval in May 2023. We are obligated to pay SFJ an additional $31.0 million during 2023, with additional payments due on each anniversary of FDA and EMA regulatory approval through 2027.

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
•
if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or upon the occurrence of corporate events specified in the Indenture.

On, or after, March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

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

In January 2021, July 2021 and July 2022, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of our Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes and 2020 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock we issued. In accordance with FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options,” or ASC 470-20, we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes was again triggered as of March 31, 2023 and as a result the Convertible Notes were convertible at the option of the holders until September 30, 2021. During this period, no Convertible Notes were converted.

The conditional conversion feature of the Convertible Notes was again triggered as of June 30, 2023, and as a result the Convertible Notes became convertible at the option of the holders until September 30, 2023. Through the date of issuance of these financial statements, no Convertible Notes were converted.

As of June 30, 2023, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021, January 2022 and January 2023, we received a $25.0 million, $20.0 million and $20.0 million development reimbursement payment from Sobi, respectively. The remaining $15.0 million is due from Sobi in January 2024.

We received EC approval of systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe. We considered the reimbursement approval to be probable at December 31, 2021, and recorded revenue at that time. We received the $50.0 million payment in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program-by-program.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022 (in thousands, except percentages)

	For the Three Months Ended June 30,		Change	Change
	2023	2022	$	%
Revenue:
Product revenue, net	$89,645	$15,654	$73,991	473%
Licensing and other revenue	5,324	668	4,656	697%
Total revenue:	94,969	16,322	78,647	482%
Operating expenses:
Cost of sales	8,379	82	8,297	10,118%
Research and development	95,658	101,661	(6,003)	(6%)
General and administrative	111,373	63,203	48,170	76%
Total operating expenses:	215,410	164,946	50,464	31%
Net operating loss	(120,441)	(148,624)	28,183	(19%)
Interest income	6,002	1,432	4,570	319%
Interest expense	(7,341)	(8,448)	1,107	(13%)
Other (expense)/income, net	(63)	149	(212)	(142%)
Net loss before taxes	(121,843)	(155,491)	33,648	(22%)
Income tax expense	194	486	(292)	(60%)
Net loss	$(122,037)	$(155,977)	$33,940	(22%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States and SYFOVRE sales in the United States. We recognized $89.6 million and $15.7 million of net product revenue for the three months ended June 30, 2023 and 2022, respectively. The net product revenue of $89.6 million for the three months ended June 30, 2023, consists of $22.3 million in net product revenue from sales of EMPAVELI and $67.3 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue of $5.3 million for the three months ended June 30, 2023 consisted of $2.9 million in revenue from product supplied to Sobi and $2.4 million in royalty revenue from Sobi. Licensing and other revenue of $0.7 million three months ended June 30, 2022 consisted of $0.7 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $8.4 million for the three months ended June 30, 2023 and $0.1 million for the three months ended June 30, 2022. The increase in cost of sales was primarily driven by a $1.7 million increase due to increased product volume from commercial sales and product provided under our patient assistance programs, a $3.3 million increase from cost of supply provided under the Sobi collaboration agreement, a $2.7 million increase in royalty expense, and a $0.6 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold for the three months ended June 30, 2023 and 2022 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended June 30,		Change	Change
	2023	2022	$	%
Clinical trial costs	$21,312	$22,636	$(1,324)	(6%)
Compensation and related personnel costs	47,545	39,136	8,409	21%
Contract manufacturing	140	13,278	(13,138)	(99%)
Research/innovation costs	6,118	5,086	1,032	20%
Other development costs	17,503	17,452	51	0%
Pre-clinical study expenses	2,255	3,916	(1,661)	(42%)
Device development expenses	785	157	628	400%
Total research and development expenses	$95,658	$101,661	$(6,003)	(6%)

Research and development expenses decreased by $6.0 million to $95.7 million for the three months ended June 30, 2023 from $101.7 million for the three months ended June 30, 2022, a decrease of 6%. The decrease was primarily attributable to a decrease of $13.1 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, a decrease of $1.3 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, and a decrease of $1.6 million in preclinical study expenses. The decrease was partially offset by a $8.4 million increase in personnel related costs due to having more employees in the three months ended June 30, 2023, an increase of $1.0 million in research and innovation costs, and an increase of $0.6 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $48.2 million to $111.4 million for the three months ended June 30, 2023, from $63.2 million for the three months ended June 30, 2022, an increase of 76%. The increase was primarily attributable to an increase in personnel related costs of $22.1 million, an increase in professional and consulting fees and general commercial preparation activities of $24.5 million, an increase in travel related expenses of $0.5 million, higher office costs of $0.9 million, and an increase in director stock option compensation of $0.2 million. The increase in personnel related costs of $22.1 million consisted of a $16.4 million increase in salaries and benefits primarily due to having more employees in the three months ended June 30, 2023, an increase of $7.0 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease of $1.3 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $24.5 million consisted primarily of higher commercialization related activity of $21.2 million, and an increase in general professional fees of $3.3 million.

Interest Income

Interest income was $6.0 million for the three months ended June 30, 2023, an increase of $4.6 million, compared to $1.4 million for the three months ended June 30, 2022. The increase in interest income was primarily attributable to increased money market interest rates during the three months ended June 30, 2023.

Interest Expense

Interest expense was $7.3 million for the three months ended June 30, 2023, a decrease of $1.1 million, compared to $8.4 million for the three months ended June 30, 2022. The decrease is primarily due to lower outstanding principal amount of the Convertible Notes.

Other (Expense)/Income, Net

Other expense was $0.1 million, for the three months ended June 30, 2023, as compared to other income of $0.1 million for the three months ended June 30, 2022. Other expense increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended June 30, 2023, decrease of $0.3 million, compared to $0.5 million for the three months ended June 30, 2022. The decrease primarily pertained to a decrease in U.S. taxable income, driven in part by lower research and development capitalization.

Six Months Ended June 30, 2023 and 2022 (in thousands, except percentages)

	For the Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Revenue:
Product revenue, net	$128,444	$27,763	$100,681	363%
Licensing and other revenue	11,370	2,940	8,430	287%
Total revenue:	139,814	30,703	109,111	355%
Operating expenses:
Cost of sales	16,188	1,329	14,859	1,118%
Research and development	205,684	192,606	13,078	7%
General and administrative	213,466	114,390	99,076	87%
Total operating expenses:	435,338	308,325	127,013	41%
Net operating loss	(295,524)	(277,622)	(17,902)	6%
Interest income	11,395	1,530	9,865	645%
Interest expense	(14,869)	(16,986)	2,117	(12%)
Other (expense)/income, net	(341)	(140)	(201)	144%
Net loss before taxes	$(299,339)	$(293,218)	$(6,121)	2%
Income tax expense	476	1,694	(1,218)	(72%)
Net loss	$(299,815)	$(294,912)	$(4,903)	2%

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $128.4 million and $27.7 million of net product revenue for the six months ended June 30, 2023 and 2022, respectively. The net product revenue of $128.4 million for the six months ended June 30, 2023, consisted of $42.7 million in net product revenue from sales of EMPAVELI and $85.7 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue of $11.4 million during the six months ended June 30, 2023 included $7.4 million in revenue for product supplied to Sobi and $4.0 million in royalty revenue from Sobi. Licensing and other revenue of $2.9 million during the six months ended June 30, 2022 included $2.1 million in revenue for product supplied to Sobi and $0.8 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $16.2 million for the six months ended June 30, 2023 and $1.3 million for the six months ended June 30, 2022. The increase in cost of sales was primarily driven by a $2.7 million increase due to increased product volume from commercial sales and product provided under our patient assistance programs, a $6.8 million increase from cost of supply provided under our collaboration with Sobi, a $4.3 million increase in royalty expense, and a $1.1 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold for the six months ended June 30, 2023 and 2022 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Clinical trial costs	$44,404	$49,434	$(5,030)	(10%)
Compensation and related personnel costs	97,600	76,895	20,705	27%
Contract manufacturing	4,052	23,606	(19,554)	(83%)
Sobi development milestone	—	(4,993)	4,993	(100%)
Research/innovation costs	16,580	9,068	7,512	83%
Other development costs	36,849	32,548	4,301	13%
Pre-clinical study expenses	4,653	5,781	(1,128)	(20%)
Device development expenses	1,546	267	1,279	479%
Research and development expenses	205,684	192,606	13,078	7%

Research and development expenses increased by $13.1 million to $205.7 million for the six months ended June 30, 2023 from $192.6 million for the six months ended June 30, 2022, an increase of 7%. The increase was primarily attributable to an increase of $20.7 million in personnel related costs due to having more employees in the six months ended June 30, 2023, an increase of $7.5 million in research and innovation costs, an increase of $4.3 million in other development costs, and an increase of $1.3 million in device development expenses. In addition, there was no contra research and development expenses recorded under the Sobi collaboration agreement for the six months ended June 30, 2023 as compared to $5.0 million for the six months ended June 30, 2022. The increases were partially offset by a decrease of $5.0 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, a decrease of $19.6 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, and a decrease of $1.1 million in preclinical study expenses.

General and Administrative Expenses

General and administrative expenses increased by $99.1 million to $213.5 million for the six months ended June 30, 2023, from $114.4 million for the six months ended June 30, 2022, an increase of 87%. The increase was primarily attributable to an increase in employee related costs of $45.7 million, an increase in professional and consulting fees and general commercial preparation activities of $48.6 million, an increase in travel related expenses of $3.3 million, higher office costs of $1.2 million, and an increase in director stock option compensation of $0.4 million. The increase was partially offset by lower insurance expenses of $0.1 million. The increase in employee related costs of $45.7 million consisted of a $37.8 million increase in salaries and benefits primarily due to the higher number of employees in the period, an increase of $9.6 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, offset by a decrease of $1.7 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $48.6 million primarily related to higher commercialization related activity of $44.2 million, and an increase in general professional fees of $4.4 million.

Interest Income

Interest income was $11.4 million for the six months ended June 30, 2023, an increase of $9.9 million compared to $1.5 million for the six months ended June 30, 2022. The increase in interest income was primarily attributable to increased money market interest rates during the six months ended June 30, 2023.

Interest Expense

Interest expense was $14.9 million for the six months ended June 30, 2023, a decreased of $2.1 million compared to $17.0 million for the six months ended June 30, 2022. The decrease is primarily due to lower outstanding principal amount of our convertible notes.

Other (Expense)/Income, Net

Other expense was $0.3 million for the six months ended June 30, 2023 and $0.1 million for the six months ended June 30, 2022. Other expense increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $0.5 million for the six months ended June 30, 2023 decrease of $1.2 million, compared to $1.7 million for the six months ended June 30, 2022. The decrease primarily pertained to a decrease in U.S. taxable income, driven in part by lower research and development capitalization.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.6 billion in net proceeds from public offerings of our common stock, including our initial public offering, or IPO, $535.8 million in net proceeds from offerings of our convertible notes, a $250.0 million up-front payment and a $65.0 million development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and have exchanged $425.4 million of aggregate principal amount of our convertible notes for shares of our common stock.

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

In addition, our cash deposits may exceed federally insured limits, and we are exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). On March 10, 2023, SVB, where we maintained operating accounts with a cash balance representing approximately 20% of our total cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB. On March 27, 2023, First Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. In light of the foregoing, we did not experience any loss of its cash balances that were held at SVB as a result of SVB’s receivership and subsequent assumption.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(327,775)	$(218,584)
Net cash (used in) investing activities	(631)	(189,020)
Net cash provided by financing activities	392,666	371,969
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(365)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$64,269	$(36,000)

Net Cash Used in Operating Activities

Net cash used in operating activities was $327.8 million for the six months ended June 30, 2023 and consisted primarily of a net loss of $299.8 million adjusted for $72.2 million of non-cash items, including share-based compensation expense of $58.1 million, depreciation expense of $0.8 million, accretion of discount to the development liability of $13.1 million. Further, it includes a net decrease in operating assets of $93.3 million, a decrease in accounts payable of $9.8 million and an increase in accrued expenses of $3.1 million.

Net cash used in operating activities was $218.6 million for the six months ended June 30, 2022 and consisted primarily of a net loss of $294.9 million adjusted for $59.2 million of non-cash items, including share-based compensation expense of $43.3 million, depreciation expense of $0.8 million, accretion of discounts for the Convertible Notes of $0.2 million, accretion of discount to the development liability of $13.3 million, and other liabilities of $1.6 million. Further, it includes a net increase in current operating assets of $16.1 million, an increase in other assets of $15.8 million, an increase in accounts payable of $2.6 million and a decrease in accrued expenses of $17.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $0.6 million due primarily to purchases of fixed assets.

Net cash used in investing activities during the six months ended June 30, 2022 was $189.0 million due primarily to the purchase and maturity of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $392.7 million during the six months ended June 30, 2023 and consisted primarily of proceeds from the follow-on common stock and pre-funded warrant offering in March 2023 of $384.4 million, $40.1 million proceeds upon the exercise of stock options and $3.8 million proceeds from the issuance of our common stock under the employee stock purchase plan partially offset by payments of $24.5 million for the development liability as well as the payments of employee tax withholding related to equity-based compensation of $11.0 million.

Net cash provided by financing activities was $372.0 million during the six months ended June 30, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million, $8.8 million proceeds upon the exercise of stock options and $2.5 million proceeds from the issuance of our common stock under the employee stock purchase plan partially offset by payments of $16.5 million for the development liability as well as $3.0 million for the payments of employee tax withholding related to equity-based compensation.

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

We believe that our cash and cash equivalents as of June 30, 2023, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE, as well as the remaining committed development reimbursement payment from Sobi, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting substantial resources to the building of a commercial infrastructure for SYFOVRE for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI and SYFOVRE in the United States;
•
the cost of and our ability to submit applications for regulatory approval outside of the United States and to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash and cash equivalents of $616.3 million, consisting primarily of money market funds and U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors set forth below and those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risk factors disclosure below and in our Annual Report on Form 10-K for the year ended December 31, 2022 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10–K for the year ended December 31, 2022 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We or others may later discover that EMPAVELI or SYFOVRE is less effective than previously believed or causes safety issues that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of our collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify safety issues that may be observed once the product has been commercialized. If safety problems occur or are identified after EMPAVELI or SYFOVRE or one of our products, if any, reaches the market, the FDA or comparable non-U.S. regulatory authorities may require that we amend the labeling of our product, recall our product, or even withdraw approval for our product.

In July 2023, we disclosed that we had confirmed seven events of retinal vasculitis and were evaluating one reported event of retinal vasculitis following SYFOVRE treatment. We are working with the retinal community to investigate potential contributing factors. We will continue to submit all adverse events reported to us to the FDA consistent with reporting guidelines for drug manufacturers. We cannot provide any assurances that the FDA and the retinal community will continue to believe that the expected benefits of SYFOVRE treatment outweigh its potential risks to patients following these reported events or that our applications for marketing approval of SYFOVRE in other jurisdictions will not be adversely impacted. A change in the perception of the benefit/risk profile of SYFOVRE may reduce market acceptance of the product and our product revenues may be adversely affected.

If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes safety issues that were not previously identified, such as the reported events of retinal vasculitis following SYFOVRE treatment, any of the following events could occur:

•
the target patient population may be less willing to try, and physicians may be less willing to prescribe, the product;
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
•
our reputation may suffer.

Any of these events could harm our business and operations, affect sales of our products and negatively impact our stock price.

Item 5. Other Information.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Lucas Scheibler Chief Innovation Officer	Adoption 5/15/2023	Rule 10b5-1 trading arrangement	Sale	Until 1/31/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 125,849 shares
David Watson General Counsel	Adoption 5/18/2023	Rule 10b5-1 trading arrangement	Sale	Until 12/29/2023, or such earlier date upon which all transactions are completed or expire without execution	Up to 26,555 shares
Cedric Francois President and Chief Executive	Adoption 5/25/2023	Rule 10b5-1 trading arrangement	Sale	Until 12/04/2023, or such earlier date upon which all transactions are completed or expire without execution	Up to 300,000 shares
Adam Townsend Chief Commercial Officer	Adoption 5/25/2023	Rule 10b5-1 trading arrangement	Sale	Until 12/29/2023, or such earlier date upon which all transactions are completed or expire without execution	Up to 110,000 shares
Stephanie O Brien Director	Adoption 5/26/2023	Rule 10b5-1 trading arrangement	Sale	Until 5/15/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 22,500 shares
Jeffrey Eisele Chief Development Officer	Adoption 5/30/2023	Rule 10b5-1 trading arrangement	Sale	Until 2/29/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 63,683 shares
A Sinclair Dunlop Director	Termination 5/31/2023	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
A Sinclair Dunlop (2) Director	Adoption 6/1/2023	Rule 10b5-1 trading arrangement	Sale	Until 2/29/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 240,681 shares
Nur Nicholson Chief Technical Operations	Adoption 6/8/2023	Rule 10b5-1 trading arrangement	Sale	Until 6/07/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 67,000 shares
Pascal Deschatelets Chief Scientific Officer	Adoption 6/9/2023	Rule 10b5-1 trading arrangement	Sale	Until 3/28/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 138,214 shares
Karen L Lewis Chief People Officer	Adoption 6/26/2023	Rule 10b5-1 trading arrangement	Sale	Until 8/30/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 92,182 shares

(1)
This trading plan related to 6,000 shares of our common stock and had a scheduled expiration date of 7/31/2024.
(2)
This trading plan was established by Epidarex Capital I, LP, of which Mr. Dunlop is the co-founder and managing partner. Mr. Dunlop may be deemed to have voting and investment power over the shares subject to the trading plan.

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

Apellis Pharmaceuticals, Inc.

Date: July 31, 2023	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: July 31, 2023	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)