Form 10-Q
period 2023-09-30
Apellis Pharmaceuticals, Inc.
filed 2023-11-01
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 24, 2023, the registrant had 118,499,945 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMNER 30, 2023

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
•
the impact of our recent restructuring and anticipated cost savings and operational efficiencies;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$452,414	$551,801
Accounts receivable	169,258	7,727
Inventory	98,545	85,714
Prepaid assets	44,617	36,350
Restricted cash	1,086	1,273
Other current assets	30,847	36,658
Total current assets	796,767	719,523
Non-current assets:
Right-of-use assets	15,484	18,747
Property and equipment, net	4,790	6,148
Other assets	1,175	15,799
Total assets	$818,216	$760,217
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,192	$37,342
Accrued expenses	117,089	95,139
Current portion of development liability	44,610	29,504
Current portion of right-of-use liabilities	5,739	5,625
Total current liabilities	185,630	167,610
Long-term liabilities:
Long-term development liability	295,532	315,647
Convertible senior notes	92,957	92,736
Right-of-use liabilities	10,880	14,352
Other liabilities	946	—
Total liabilities	585,945	590,345
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2023 and December 31, 2022; 118,359 shares issued and outstanding at September 30, 2023, and 110,772 shares issued and outstanding at December 31, 2022	12	11
Additional paid-in capital	2,982,236	2,479,596
Accumulated other comprehensive loss	(1,065)	(875)
Accumulated deficit	(2,748,912)	(2,308,860)
Total stockholders’ equity	232,271	169,872
Total liabilities and stockholders’ equity	$818,216	$760,217

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$99,182	$17,676	$227,626	$45,439
Licensing and other revenue	11,217	4,380	22,588	7,320
Total revenue:	110,399	22,056	250,214	52,759
Operating expenses:
Cost of sales	22,410	1,381	38,598	2,711
Research and development	79,421	95,207	285,105	287,813
General and administrative	145,648	78,406	359,114	192,795
Total operating expenses:	247,479	174,994	682,817	483,319
Net operating loss	(137,080)	(152,938)	(432,603)	(430,560)
Loss on conversion of debt	—	(32,890)	—	(32,890)
Interest income	4,989	2,809	16,385	4,339
Interest expense	(7,310)	(7,903)	(22,179)	(24,888)
Other (expense)/income, net	(603)	99	(946)	(42)
Net loss before taxes	(140,004)	(190,823)	(439,343)	(484,041)
Income tax expense	233	446	709	2,140
Net loss	$(140,237)	$(191,269)	$(440,052)	$(486,181)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on marketable securities	—	435	—	(383)
Foreign currency loss	(269)	(268)	(190)	(554)
Total other comprehensive income/(loss)	(269)	167	(190)	(937)
Comprehensive loss, net of tax	$(140,506)	$(191,102)	$(440,242)	$(487,118)
Net loss per common share, basic and diluted	$(1.17)	$(1.75)	$(3.73)	$(4.65)
Weighted-average number of common shares used in net loss per common share, basic and diluted	120,292	109,126	117,827	104,608

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	$169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	951	—	17,718	—	—	17,718
Vesting of restricted stock units, net of shares withheld for taxes	448	—	(10,999)	—	—	(10,999)
Share-based compensation expense	—	—	28,823	—	—	28,823
Net loss	—	—	—	—	(177,778)	(177,778)
Foreign currency gain	—	—	—	100	—	100
Balance at March 31, 2023	116,179	12	2,899,524	(775)	(2,486,638)	412,123
Issuance of common stock upon exercise of stock options	1,208	—	22,334	—	—	22,334
Vesting of restricted stock units, net of shares withheld for taxes	119	—	(27)	—	—	(27)
Share-based compensation expense	—	—	29,277	—	—	29,277
Issuance of common stock to employee stock purchase plan	73	—	3,754	—	—	3,754
Net loss	—	—	—	—	(122,037)	(122,037)
Foreign currency loss	—	—	—	(21)	—	(21)
Balance at June 30, 2023	117,579	$12	$2,954,862	$(796)	$(2,608,675)	$345,403
Issuance of common stock upon exercise of stock options	665	—	5,757	—	—	5,757
Vesting of restricted stock units, net of shares withheld for taxes	115	—	(9)	—	—	(9)
Share-based compensation expense	—	—	21,626	—	—	21,626
Net loss	—	—	—	—	(140,237)	(140,237)
Foreign currency loss	—	—	—	(269)	—	(269)
Balance at September 30, 2023	118,359	$12	$2,982,236	$(1,065)	$(2,748,912)	$232,271

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Continued from previous page)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Common Stock -follow-on-offering	8,564	1	380,119	—	—	380,120
Issuance of common stock upon exercise of stock options	239	—	4,000	—	—	4,000
Vesting of restricted stock units, net of shares withheld for taxes	113	—	(2,416)	—	—	(2,416)
Share-based compensation expense	—	—	20,773	—	—	20,773
Unrealized gain on available-for-sale investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(138,935)	(138,935)
Foreign currency gain	—	—	—	83	—	83
Balance at March 31, 2022	106,440	11	2,259,906	(2,059)	(1,795,623)	462,235
Issuance of common stock upon exercise of stock options	283	—	4,770	—		4,770
Vesting of restricted stock units, net of shares withheld for taxes	26	—	(536)	—		(536)
Share-based compensation expense	—	—	22,530	—		22,530
Issuance of common stock to employee stock purchase plan	92	—	2,531	—		2,531
Unrealized loss on available-for-sale investments	—	—	—	(766)		(766)
Net loss	—	—	—	—	(155,977)	(155,977)
Foreign currency loss	—	—	—	(369)		(369)
Balance at June 30, 2022	106,841	$11	$2,289,201	$(3,194)	$(1,951,600)	$334,418
Issuance of shares in exchange of Convertible Notes, including issuance costs	3,073	—	129,636	—	—	129,636
Forfeiture of accrued interest in exchange of Convertible Notes	—	—	1,287	—	—	1,287
Issuance of common stock upon exercise of stock options	521	—	10,639	—	—	10,639
Vesting of restricted stock units, net of shares withheld for taxes	41	—	(1,003)	—	—	(1,003)
Share-based compensation expense	—	—	23,541	—	—	23,541
Unrealized loss on available-for-sale investments	—	—	—	435	—	435
Net loss	—	—	—	—	(191,269)	(191,269)
Foreign currency loss	—	—	—	(268)	—	(268)
Balance at September 30, 2022	110,476	$11	$2,453,301	$(3,027)	$(2,142,869)	$307,416

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(440,052)	$(486,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	79,726	66,844
Loss on conversion of debt	—	32,890
Forfeiture of accrued interest in exchange of convertible notes	—	1,287
Loss on disposal of fixed assets	152	—
Amortization of right-of-use assets	(94)	(105)
Depreciation expense	1,308	1,164
Amortization of discounts for convertible notes, net of financing costs	222	386
Accretion of discount to development liability	19,491	20,053
Other liabilities	—	1,938
Changes in operating assets and liabilities:
Accounts receivable	(161,542)	2,010
Inventory	(12,831)	(43,436)
Prepaid assets	(7,681)	(5,492)
Other current assets	5,981	45,457
Other assets	14,811	15,885
Accounts payable	(19,450)	(4,437)
Accrued expenses	23,099	(21,264)
Net cash used in operating activities	(496,860)	(373,001)
Investing Activities
Purchase of property and equipment	(678)	(673)
Purchase of available-for-sale securities	—	(331,863)
Proceeds from maturity of available-for-sale securities	—	268,300
Net cash (used in) provided by investing activities	(678)	(64,236)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	384,387	380,120
Payments for development liability	(24,500)	(16,500)
Proceeds from exercise of stock options	45,809	19,409
Proceeds from issuance of common stock under employee share purchase plan	3,754	2,531
Payment of employee tax withholding related to equity-based compensation	(11,038)	(3,955)
Net cash provided by financing activities	398,412	381,605
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(449)	(675)
Net increase (decrease) in cash, cash equivalents and restricted cash	(99,575)	(56,307)
Cash, cash equivalents and restricted cash at beginning of period	553,075	641,755
Cash, cash equivalents and restricted cash at end of period	$453,500	$585,448
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$452,414	$584,189
Restricted cash	1,086	1,259
Total cash, cash equivalents, and restricted cash	$453,500	$585,448
Supplemental Disclosures
Cash paid for interest	$3,286	$5,003
Cash paid for income taxes	$578	$156
Convertible Notes exchanged for common stock	—	98,086

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to September 30, 2023, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $2.7 billion primarily as a result of expenses incurred through a combination of research and development activities related to our various product candidates and expenses supporting those activities.

As of November 1, 2023, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $452.4 million as of September 30, 2023 combined with its cash flows generated from sales will be sufficient to fund its operations and capital expenditures for at least the next twelve months.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues, net of sales discounts and allowances and reserves, for the three months ended September 30, 2023 and 2022 were $99.2 million and $17.7 million, respectively. The Company’s product revenues, net of sales discounts and allowances and reserves, for the nine months ended September 30, 2023 and 2022 were $227.6 million and $45.4 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Products:
EMPAVELI	$23,901	$17,676	$66,643	$45,439
SYFOVRE	75,281	—	160,983	—
Total Product revenue, net	$99,182	$17,676	$227,626	$45,439

The Company’s accounts receivable balance of $169.3 million as of September 30, 2023 and $7.7 million as of December 31, 2022, consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from our collaboration with Swedish Orphan Biovitrum AB (Publ) (“Sobi”). The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $10.3 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and nine months ended September 30, 2023 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2022	$164	$1,936	$251	2,351
Provision related to sales in the current year	1,466	2,566	651	4,683
Adjustments related to prior period sales	—	(2)	(249)	(251)
Credits and payments made	(184)	(1,639)	—	(1,823)
Ending balance at March 31, 2023	$1,446	$2,861	$653	$4,960
Provision related to sales in the current year	3,944	5,114	1,588	10,646
Adjustments related to prior period sales	(84)	30	(416)	(470)
Credits and payments made	(1,668)	(2,946)	(141)	(4,755)
Ending balance at June 30, 2023	$3,638	$5,059	$1,684	$10,381
Provision related to sales in the current year	4,698	7,169	1,384	13,251
Adjustments related to prior period sales	39	(964)	(1,685)	(2,610)
Credits and payments made	(4,960)	(5,778)	—	(10,738)
Ending balance at September 30, 2023	$3,415	$5,486	$1,383	$10,284

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	24%	99%	29%	99%
Customer C	16%	—	14%	—
Customer D	56%	1%	52%	1%

	Percent of Product Sales Receivable
	As of September 30,
	2023	2022
Customer A	7%	97%
Customer C	19%	—
Customer D	68%	3%

4. Inventory

The Company’s inventory consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$26,150	$29,847
Semi-finished goods	52,110	54,101
Finished goods	20,285	1,766
Total Inventories	$98,545	$85,714

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Down payments for inventory	$16,723	$13,987
Prepaid research and development	15,244	15,181
Other prepaid expenses	12,650	7,182
Total prepaid expenses	$44,617	$36,350

	September 30,	December 31,
	2023	2022
Royalties receivable	$2,731	$1,442
ERC credit	—	8,711
Receivable from collaboration agreement	15,000	20,000
Deposits and other current assets	13,116	6,505
Total other current assets	$30,847	$36,658

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria. The ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during 2021 calendar year for a maximum credit of $7,000 per employee for each calendar quarter through September 30, 2021. In November 2022, the Company filed for an $8.7 million refund under the CARES Act relating to the ERC. The full refund amount was received as of June 30, 2023.

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

The Company has paid SFJ a total of $63.0 million as of September 30, 2023.

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

The following table summarizes the development liability (in thousands):

	September 30, 2023	December 31, 2022	Effective Interest Rate
Development liability	$397,000	$421,500	7.91%
Less: Unamortized discount to development liability	(56,858)	(76,349)
Less: Current portion of development liability, net of discount	(44,610)	(29,504)
Total long term development liability	$295,532	$315,647

For the three and nine months ended September 30, 2023, interest expense of $6.4 million and $19.5 million, respectively, was recorded for the accretion of the development liability.

Future minimum SFJ payments as of September 30, 2023 are as follows (in thousands):

2023	$31,000
2024	98,750
2025	103,000
2026	109,000
2027	55,250
Total future minimum payments	$397,000

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022, (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development	$35,133	$34,849
Accrued royalties	10,720	907
Accrued payroll liabilities	40,415	43,212
Other	30,821	16,171
Total	$117,089	$95,139

On August 29, 2023, the Company announced a corporate restructuring plan to drive the growth of SYFOVRE and EMPAVELI and position the Company. As part of this plan, the Company reduced headcount by approximately 25% across the organization, and such reductions were substantially completed in the three months ended September 30, 2023. Costs incurred in connection with the restructuring plan consisted of one-time termination benefits to employees were involuntarily terminated. The Company expensed the employee termination costs immediately on the communication date of the restructuring plan as future services are not required. For the three months ended September 30, 2023, the Company incurred $10.0 million in employee termination costs, which is recorded in operating expenses in the consolidated statements of operation. As of September 30, 2023, $5.7 million was included in accrued payroll liabilities to be paid.

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

Prior to September 20, 2023, the Company could not redeem the Convertible Notes. From and after September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of September 30, 2023.

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

The conditional conversion feature of the Convertible Notes was triggered as of June 30, 2023, and as a result the Convertible Notes were convertible at the option of the holders until September 30, 2023. No Convertible Notes were converted during this period.

As of September 30, 2023, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

The outstanding balance of the Convertible Notes as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Liability
Principal	93,897	93,897
Less: debt discount and issuance costs, net	(940)	(1,161)
Net carrying amount	$92,957	$92,736

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of debt issuance costs	$75	$1,088	$222	$4,448
Contractual interest expense	822	97	2,465	386
Total interest expense	$897	$1,185	$2,687	$4,834

Future minimum payments on Convertible Notes payable as of September 30, 2023 are as follows (in thousands):

2023	$822
2024	3,286
2025	3,286
2026	96,225
Total future minimum payments	103,619
Less: interest	(9,722)
Less: debt discount and issuance costs, net	(940)
Less: current portion	—
Convertible senior notes	$92,957

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

As of September 30, 2023 and December 31, 2022, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Operating Lease Assets	$15,484	$18,747
Operating Lease Liabilities	$16,619	$19,977
Weighted Average Remaining Term in years	2.92	3.57
Weighted Average discount rate used to measure outstanding lease liabilities	7.21%	7.26%

For the three months ended September 30, 2023 and 2022, the total lease cost for operating lease expense was $1.8 million and $1.7 million, respectively. For the nine months ended September 30, 2023 and 2022, the total lease cost for operating lease expense was $5.2 million and $4.6 million, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30 2023 and 2022 is as follows (in thousands):

	2023	2022
Operating cash flows from operating leases	$6,186	$5,499
Operating lease assets obtained in exchange for lease obligations	$—	$—

The maturities of the Company’s operating lease liabilities as of September 30, 2023 are as follows (in thousands):

2023	1,778
2024	6,471
2025	5,329
2026	4,388
2027 and thereafter	556
Total future minimum lease payments	18,522
Less Imputed interest	(1,903)
Total operating lease liabilities	$16,619

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the nine months ended September 30, 2023 and 2022 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2022	—	$(2,521)	$1,646	$(875)
Net other comprehensive income (loss)	—	100	—	100
Balances, March 31, 2023	—	(2,421)	1,646	(775)
Net other comprehensive loss	—	(21)	—	(21)
Balances, June 30, 2023	—	(2,442)	1,646	(796)
Net other comprehensive income (loss)	—	(269)	—	(269)
Balances, September 30, 2023	$—	$(2,711)	$1,646	$(1,065)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$(2,090)
Net other comprehensive income (loss)	(52)	83	31
Balances, March 31, 2022	(51)	(2,008)	(2,059)
Net other comprehensive loss	(766)	(369)	(1,135)
Balances, June 30, 2022	(817)	(2,377)	(3,194)
Net other comprehensive income (loss)	435	(268)	167
Balances, September 30, 2022	$(382)	$(2,645)	$(3,027)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		September 30, 2023
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$310,969	$—	$—	$310,969
Total Financial Assets		$310,969	$—	$—	$310,969

		December 31, 2022
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$527,728	$—	$—	$527,728
Total Financial Assets		$527,728	$—	$—	$527,728

The Company’s Convertible Notes and development liability are financial instruments that are reported in the financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of September 30, 2023 and December 31,

2022. The fair value of the Convertible Notes was $118.8 million as of September 30, 2023 and $143.9 million as of December 31, 2022. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The fair value of the development liability was $333.8 million and $315.8 million as of September 30, 2023 and December 31, 2022, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. Income Taxes

For the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.7 million of income tax expense, respectively, primarily pertaining to state and foreign income taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended September 30, 2023.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax benefits for the period ended September 30, 2023. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

13. License and Collaboration Agreements

Sobi License and Collaboration Agreement

On October 27, 2020, the Company and its subsidiaries, Apellis Switzerland GmbH and APL DEL Holdings, LLC, entered into a Collaboration and License Agreement (the “Sobi collaboration agreement”) with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe and $5.0 million in October 2023 for the achievement of a regulatory development milestone in Japan. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $25.0 million in January 2021, $20.0 million in January 2022 and $20.0 million in January 2023. The remaining $15.0 million is due from Sobi in January 2024. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company and for its payment obligations to SFJ.

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

The milestone and royalty payments are subject to activities outside the control of the Company. Per ASC 606, the Company considers this to be a customer/ vendor relationship, therefore, the Company will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. The Company will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, the Company will recognize revenue in the same period that the sales are completed for which the Company is contractually entitled to the milestone or percentage-based royalty payment. To date, the Company has not recognized any commercial milestone revenue resulting from any of its licensing arrangements. The Company has recognized $2.7 million and $6.8 million of royalty revenue for the three and nine months ended September 30, 2023, respectively. Management periodically assesses the elements of the contract and re-evaluates revenue recognition as necessary.

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

Under the Sobi collaboration agreement, for the three and nine months ended September 30, 2023, the Company recognized $2.7 million and $6.8 million, respectively, of royalty revenue. For the three and nine months ended September 30, 2022, the Company recognized $0.8 million and $1.6 million, respectively, of royalty revenue. For the three and nine months ended September 30, 2023, the Company did not recognize any contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. For the nine months ended September 30, 2022, the Company recognized $5.0 million for contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. The Company did not recognize any contra-research and development expense for the three months ended September 30, 2022.

As of September 30, 2023, the Company recorded $15.0 million in current assets, which represents the receivable for contra-research and development expenses incurred but not yet reimbursed from Sobi.

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

University of Pennsylvania License Agreement

The Company is a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights in the ophthalmic field of use. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In April 2023, the Company paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. Additionally, as of September 30, 2023, the Company recorded in accrued expenses $5.0 million as a result of the achievement of sales milestones for SYFOVRE.

As of September 30, 2023, the Company has incurred royalty expense of $8.3 million on sales of SYFOVRE.

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in nonophthalmic fields of use, as defined therein. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In January 2021, the Company paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, the Company paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone. In January 2023, the Company paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. In September 2023, the Company recorded in accrued expenses $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, as of September 30, 2023, the Company recorded in accrued expenses $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

As of September 30, 2023, the Company has incurred royalty expense of $6.6 million on sales of EMPAVELI and Aspaveli.

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

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc., under which the Company has agreed to purchase a significant portion of its requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, under which the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of September 30, 2023,the Company is obligated to pay up to an aggregate of $113.0 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of September 30, 2023, under which it is obligated to pay up to $19.1 million to vendors.

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

On August 2, 2023, Judith M. Soderberg filed a complaint in the United States District Court for the District of Delaware on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021, and July 28, 2023, inclusive, naming as defendants the Company, President and Chief Executive Officer Cedric Francois, Chief Financial Officer and Treasurer Timothy Sullivan, and former Chief Medical Officer Federico Grossi (the “Complaint”). The Complaint alleges, among other things, the misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The Complaint seeks, among other relief, compensatory damages and equitable relief in favor of the alleged class of plaintiffs against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees.

The outcome of the matter described above cannot be predicted with certainty. However, the Company intends to vigorously defend against the litigation.

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

	As of September 30,
	2023	2022
Convertible notes	2,379	2,379
Common stock options	9,738	12,511
Restricted stock units	4,449	3,568
Total	16,566	18,458

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2022 Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE (pegcetacoplan injection), the first approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the three and nine months ended September 30, 2023, we generated $75.3 million and $161.0 million, respectively, in net product revenue from sales of SYFOVRE.

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

In July 2023, we disclosed data from GALE, our long-term extension trial of SYFOVRE, which demonstrated increasing treatment effects over 30 months in patients with GA. The safety profile of SYFOVRE in the GALE study continued to be consistent with previously reported Phase 3 data. We expect to present additional 36-month data from GALE at the American Academy of Ophthalmology Annual Meeting in November 2023.

In July 2023 we disclosed that we had received reports of a small number of events of retinal vasculitis following SYFOVRE treatment. We provided additional disclosures on these events in August and October. Based upon our review of these events after the distribution of more than 100,000 vials of SYFOVRE after its commercial launch, we estimate that the rate of incidence of retinal vasculitis is approximately 0.01% per injection. We believe that these reports had an impact on our sales of SYFOVRE during the three and nine months ended September 30, 2023.

The U.S. Centers for Medicare & Medicaid Services assigned a permanent and product-specific J-code for SYFOVRE, which became effective on October 1, 2023. J-codes are permanent reimbursement codes used by government payers and commercial insurers to facilitate billing of Medicare Part B treatments, which must be administered by a healthcare professional.

In May 2021, the FDA approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. In October 2023, the FDA approved the EMPAVELI injector, a compact, single-use, on-body device designed to enhance self-administration of EMPAVELI. For the three and nine months ended September 30, 2023, we generated $23.9 million and $66.6 million, respectively, in net product revenue from sales of EMPAVELI. For the three and nine months ended September 30, 2022, we generated $17.7 million and $45.4 million, respectively, in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. To date, systemic pegcetacoplan has also been approved for the treatment of PNH in Japan, Saudi Arabia, Australia, the United Kingdom and other jurisdictions. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI in the United States, Saudi Arabia and Australia and Aspaveli in the European Union and United Kingdom. Under our collaboration and license agreement, or the Sobi collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of EMPAVELI/Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology. In October 2023, we announced positive results from the Phase 2 NOBLE trial investigating pegcetacoplan for the treatment of post-transplant recurrence of primary IC-MPGN and C3G. The results showed the potential for a treatment effect in both IC-MPGN and C3G patients treated with pegcetacoplan. Specifically, in at 12 weeks, 80% of patients showed a reduction in C3c staining by one or more orders of magnitude of intensity from baseline and 40% of patients showed zero staining intensity, indicating that C3c deposits were cleared. Patients also showed improvements across key clinical measures, including a mean reduction in proteinuria, and stabilized kidney function. There were no discontinuations due to treatment-emergent adverse events. Apellis plans to report top-line data from the ongoing Phase 3 VALIANT trial investigating pegcetacoplan in adolescent and adult patients with native and post-transplant recurrence IC-MPGN and C3G in the third quarter of 2024.

Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for cold agglutinin disease, or CAD, and hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling adeno associated virus, or AAV, vector administration for gene therapies. In May 2023, we and Sobi announced that the Phase 2 MERIDIAN study evaluating systemic pegcetacoplan for amyotrophic lateral sclerosis, or ALS, did not meet its primary or key secondary endpoints. Based on this lack of efficacy, we and Sobi discontinued development of systemic pegcetacoplan for ALS. Systemic pegcetacoplan was well tolerated in the trial, and the safety data were consistent with the established safety profile. In August 2023, in connection with our corporate restructuring, we announced that we do not plan to initiate any new clinical development programs with systemic pegcetacoplan.

Lastly, we are developing additional product candidates with other routes of administration and plan to advance these product candidates into clinical development in 2023. These candidates include an oral alternative pathway inhibitor for certain renal conditions. We submitted an investigational new drug application, or IND, for APL-3007, a small interfering RNA, or siRNA, in March 2023 and dosed the first subject in a Phase 1 clinical trial in June 2023. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. In August 2023, we announced our intent to prioritize research initiatives in retinal and central nervous system diseases and deprioritize certain development initiatives, including APL-1030 and APL-2006.

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

In August 2023, we committed to a workforce reduction of approximately 225 employees, or approximately 25% of our then current workforce. Pursuant to the restructuring, we plan to continue to support the U.S. commercial launch of SYFOVRE and are preparing for potential ex-U.S. launches (ii) plan to reduce EMPAVELI expenses through a more focused commercial and medical PNH organization and (iii) intends to prioritize research initiatives in retina and central nervous system diseases and plan to continue our collaboration with Beam. We expect that the corporate restructuring and associated reduction in workforce will result in total cost savings of up to $300 million through 2024, which includes more than $70 million in expected net costs savings related to the reduction in workforce and up to $230 million related to elimination of planned external expenses. Our workforce reduction was substantially completed in the three months ended September 30, 2023. As a result of our workforce reduction, we incurred approximately $10.0 million in costs in the three months ended September 30, 2023, substantially all of which were cash expenditures. Any additional costs we may incur during the remainder of 2023 are not expected to be material.

As of September 30, 2023, we had cash and cash equivalents of $452.4 million. We believe that our cash and cash equivalents, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE and the remaining committed development reimbursement payment from Sobi, will be sufficient to fund our current operations into at least the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In particular, we are assessing the impact of the reported safety events with SYFOVRE on our assumptions regarding future revenues. For additional information see “Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q.

Since the launch of EMPAVELI in May 2021 and SYFOVRE in March 2023, through September 30, 2023 we have generated $307.8 million of net product revenue from sales of EMPAVELI. and SYFOVRE. We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur net operating losses for at least this year and next year. Our net losses were $140.2 million and $191.3 million for the three months ended September 30, 2023 and 2022, respectively, and $440.1 million and $486.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $2.7 billion.

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

Prior to September 20, 2023, we could not redeem the Convertible Notes. From and after September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption or redeemed any of the Convertible Notes as of September 30, 2023.

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

The conditional conversion feature of the Convertible Notes was again triggered as of June 30, 2023, and as a result the Convertible Notes became convertible at the option of the holders until September 30, 2023. During this period, no Convertible Notes were converted.

As of September 30, 2023, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. Following our and Sobi’s decision to discontinue development of systemic pegcetacoplan for ALS, we will not achieve the milestones related to that indication, which represent $120.0 million of the $915.0 million aggregate amount. In January 2021, January 2022 and January 2023, we received a $25.0 million, $20.0 million and $20.0 million development reimbursement payment from Sobi, respectively. The remaining $15.0 million is due from Sobi in January 2024.

We received EC approval of systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe. We considered the reimbursement approval to be probable at December 31, 2021, and recorded revenue at that time. In September 2023, we earned a $5.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Japan. We received the $50.0 million payment in April 2022 and $5.0 million payment in October 2023 for the achievement of a regulatory development milestone in Europe and Japan, respectively. We received the $50.0 million payment in April 2022 and $5.0 million in October 2023 for the achievement of a regulatory development milestone in Japan. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development costs for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation. In addition, certain costs incurred for medical affairs, regulatory, quality, drug safety, and pharmacovigilance activities to support our commercial products are classified as general and administrative expenses to appropriately reflect the nature of the expenditure incurred. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and costs of operating as a public company.

Critical Accounting Estimates

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

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K. There have been no changes to our critical accounting estimates that we identified in our 2022 Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2023 and 2022 (in thousands, except percentages)

	For the Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Revenue:
Product revenue, net	$99,182	$17,676	$81,506	461%
Licensing and other revenue	11,217	4,380	6,837	156%
Total revenue:	110,399	22,056	88,343	401%
Operating expenses:
Cost of sales	22,410	1,381	21,029	1,523%
Research and development	79,421	95,207	(15,786)	(17%)
General and administrative	145,648	78,406	67,242	86%
Total operating expenses:	247,479	174,994	72,485	41%
Net operating loss	(137,080)	(152,938)	15,858	(10%)
Loss on conversion of debt	—	(32,890)	32,890	(100%)
Interest income	4,989	2,809	2,180	78%
Interest expense	(7,310)	(7,903)	593	(8%)
Other (expense)/income, net	(603)	99	(702)	(709%)
Net loss before taxes	(140,004)	(190,823)	50,819	(27%)
Income tax expense	233	446	(213)	(48%)
Net loss	$(140,237)	$(191,269)	$51,032	(27%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States and SYFOVRE sales in the United States. We recognized $99.2 million and $17.7 million of net product revenue for the three months ended September 30, 2023 and 2022, respectively. The net product revenue of $99.2 million for the three months ended September 30, 2023, consists of $23.9 million in net product revenue from sales of EMPAVELI and $75.3 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue of $11.2 million for the three months ended September 30, 2023 consisted of $3.5 million in revenue from product supplied to Sobi, $2.7 million in royalty revenue from Sobi and $5.0 million from collaboration with Sobi. Licensing and other revenue of $4.4 million for the three months ended September 30, 2022 consisted of $3.6 million in revenue from product supplied to Sobi and $0.8 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $22.4 million for the three months ended September 30, 2023 and $1.4 million for the three months ended September 30, 2022. The increase in cost of sales was primarily driven by a $10.1 million increase due to increased product volume from commercial sales and product provided under our patient assistance programs, a $0.3 million increase from cost of supply provided under the Sobi collaboration agreement, a $2.6 million increase in royalty expense, a $6.5 million increase due to the achievement of various sales-based milestones, a $0.5 million increase due to a sublicense fee, and a $1.0 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold for the three months ended September 30, 2023 and 2022 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	For the Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Clinical trial costs	$20,594	$19,495	$1,099	6%
Compensation and related personnel costs	34,046	40,731	(6,685)	(16%)
Contract manufacturing	9,720	11,317	(1,597)	(14%)
Research/innovation costs	6,291	6,228	63	1%
Other development costs	4,964	13,573	(8,609)	(63%)
Pre-clinical study expenses	2,511	2,428	83	3%
Device development expenses	1,295	1,435	(140)	(10%)
Total research and development expenses	$79,421	$95,207	$(15,786)	(17%)

Research and development expenses decreased by $15.8 million to $79.4 million for the three months ended September 30, 2023 from $95.2 million for the three months ended September 30, 2022, a decrease of 17%. The decrease was primarily attributable to a decrease of $6.7 million in personnel related costs, a decrease of $1.6 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, a decrease of $8.6 million in other development costs. The decrease was partially offset by a $1.1 million increase in a clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials.

General and Administrative Expenses

General and administrative expenses increased by $67.2 million to $145.7 million for the three months ended September 30, 2023, from $78.4 million for the three months ended September 30, 2022, an increase of 86%. The increase was primarily attributable to an increase in personnel related costs of $17.1 million including termination benefits charges in connection with the corporate restructuring plan, an increase in professional and consulting fees and general commercial preparation activities of $45.8 million, an increase in travel related expenses of $0.9 million, higher office costs of $3.6 million. The increase was partially offset by lower insurance costs of $0.1 million and lower director stock option compensation of $0.1 million . The increase in personnel related costs of $17.1 million consisted of a $17.2 million increase in salaries and benefits primarily due to having more employees in the three months ended September 30, 2023, partially offset by a decrease of $0.1 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees. The increase in other professional and consulting fees and general commercial preparation activities of $45.8 million consisted primarily of higher commercialization related activity of $44.6 million, and an increase in general professional fees of $1.2 million.

Loss on Conversion of Debt

Loss on conversion of debt was $32.9 million for the three months ended September 30, 2022. See Note 8 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the conversion of debt in the three months ended September 30, 2022.

Interest Income

Interest income was $5.0 million for the three months ended September 30, 2023, an increase of $2.2 million, compared to $2.8 million for the three months ended September 30, 2022. The increase in interest income was primarily attributable to increased money market interest rates during the three months ended September 30, 2023.

Interest Expense

Interest expense was $7.3 million for the three months ended September 30, 2023, a decrease of $0.6 million, compared to $7.9 million for the three months ended September 30, 2022. The decrease is primarily due to lower outstanding principal amount of the Convertible Notes.

Other (Expense)/Income, Net

Other expense was $0.6 million, for the three months ended September 30, 2023, as compared to other income of $0.1 million for the three months ended September 30, 2022. The increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended September 30, 2023, decrease of $0.2 million, compared to $0.4 million for the three months ended September 30, 2022. The decrease primarily pertained to a decrease in U.S. taxable income, driven in part by lower research and development capitalization.

Nine Months Ended September 30, 2023 and 2022 (in thousands, except percentages)

	For the Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Revenue:
Product revenue, net	$227,626	$45,439	$182,187	401%
Licensing and other revenue	22,588	7,320	15,268	209%
Total revenue:	250,214	52,759	197,455	374%
Operating expenses:
Cost of sales	38,598	2,711	35,887	1,324%
Research and development	285,105	287,813	(2,708)	(1%)
General and administrative	359,114	192,795	166,319	86%
Total operating expenses:	682,817	483,319	199,498	41%
Net operating loss	(432,603)	(430,560)	(2,043)	0%
Loss on conversion of debt	—	(32,890)	32,890	(100%)
Interest income	16,385	4,339	12,046	278%
Interest expense	(22,179)	(24,888)	2,709	(11%)
Other (expense)/income, net	(946)	(42)	(904)	2,152%
Net loss before taxes	$(439,343)	$(484,041)	$44,698	(9%)
Income tax expense	709	2,140	(1,431)	(67%)
Net loss	$(440,052)	$(486,181)	$46,129	(9%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $227.6 million and $45.4 million of net product revenue for the nine months ended September 30, 2023 and 2022, respectively. The net product revenue of $227.6 million for the nine months ended September 30, 2023, consisted of $66.6 million in net product revenue from sales of EMPAVELI and $161.0 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue of $22.6 million during the nine months ended September 30, 2023 included $10.8 million in revenue for product supplied to Sobi, $6.8 million in royalty revenue from Sobi and $5.0 million from collaboration with Sobi. Licensing and other revenue of $7.3 million during the nine months ended September 30, 2022 included $5.7 million in revenue for product supplied to Sobi and $1.6 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $38.6 million for the nine months ended September 30, 2023 and $2.7 million for the nine months ended September 30, 2022. The increase in cost of sales was primarily driven by a $12.8 million increase due to increased product volume from commercial sales and product provided under our patient assistance programs, a $7.1 million increase from cost of supply provided under our collaboration with Sobi, a $6.9 million increase in royalty expense, a $6.5 million increase due to the achievement of various sales-based milestones, a $0.5 million increase due to a sublicense fee, and a $2.1 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold for the nine months ended September 30, 2023 and 2022 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	For the Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Clinical trial costs	$64,998	$68,929	$(3,931)	(6%)
Compensation and related personnel costs	131,647	117,626	14,021	12%
Contract manufacturing	13,771	34,922	(21,151)	(61%)
Sobi development milestone	—	(4,993)	4,993	(100%)
Research/innovation costs	22,871	15,296	7,575	50%
Other development costs	41,812	46,122	(4,310)	(9%)
Pre-clinical study expenses	7,164	8,209	(1,045)	(13%)
Device development expenses	2,842	1,702	1,140	67%
Research and development expenses	285,105	287,813	(2,708)	(1%)

Research and development expenses decreased by $2.7 million to $285.1 million for the nine months ended September 30, 2023 from $287.8 million for the nine months ended September 30, 2022, a decrease of 1%. The decrease was primarily attributable to a decrease of $3.9 million in clinical trial costs due to the completion of our Phase 3 DERBY and OAKS trials, a decrease of $21.2 million in contract manufacturing expenses due primarily to the timing of drug supply and analytical activity, and a decrease of $4.3 million in other development costs and a decrease of $1.0 million on pre-clinical study expenses. In addition, there was no contra research and development expenses recorded under the Sobi collaboration agreement for the nine months ended September 30, 2023 as compared to $5.0 million for the nine months ended September 30, 2022. The decreases were partially offset by an increase of $14.0 million in in personnel related costs due to having more employees in the nine months ended September 30, 2023, an increase of $7.6 million in research and innovation costs, an increase of $1.1 million in device development expenses.

General and Administrative Expenses

General and administrative expenses increased by $166.3 million to $359.2 million for the nine months ended September 30, 2023, from $192.8 million for the nine months ended September 30, 2022, an increase of 86%. The increase was primarily attributable to an increase in employee related costs of $62.8 million, an increase in professional and consulting fees and general commercial preparation activities of $94.4 million, an increase in travel related expenses of $4.2 million, higher office costs of $4.8 million, and an increase in director stock option compensation of $0.3 million. The increase was partially offset by lower insurance expenses of $0.2 million. The increase in employee related costs of $62.8 million consisted of a $54.9 million increase in salaries and benefits primarily due to the higher number of employees in the period, an increase of $9.5 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, offset by a decrease of $1.6 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $94.4 million primarily related to higher commercialization related activity of $88.7 million, and an increase in general professional fees of $5.7 million.

Loss on Conversion of Debt

Loss on conversion of debt was $32.9 million for the nine months ended September 30, 2022. See Note 8 Long-term Debt in the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the conversion of debt in the three months ended September 30, 2022.

Interest Income

Interest income was $16.4 million for the nine months ended September 30, 2023, an increase of $12.0 million compared to $4.4 million for the nine months ended September 30, 222. The increase in interest income was primarily attributable to increased money market interest rates during the nine months ended September 30, 2023.

Interest Expense

Interest expense was $22.2 million for the nine months ended September 30, 2023, a decrease of $2.7 million compared to $24.9 million for the nine months ended September 30, 2022. The decrease is primarily due to lower outstanding principal amount of our convertible notes.

Other (Expense)/Income, Net

Other expense was $0.9 million for the nine months ended September 30, 2023 as compared to other income of $0.1 million for the nine months ended September 30, 2022. The increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $0.7 million for the nine months ended September 30, 2023 decrease of $1.4 million, compared to $2.1 million for the nine months ended September 30, 2022. The decrease primarily pertained to a decrease in U.S. taxable income, driven in part by lower research and development capitalization.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(496,860)	$(373,001)
Net cash (used in) investing activities	(678)	(64,236)
Net cash provided by financing activities	398,412	381,605
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(449)	(675)
Net decrease in cash, cash equivalents and restricted cash	$(99,575)	$(56,307)

Net Cash Used in Operating Activities

Net cash used in operating activities was $496.9 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of $440.1 million adjusted for $100.8 million of non-cash items, including share-based compensation expense of $79.7 million, depreciation expense of $1.3 million, accretion of discount to the development liability of $19.5 million. Further, it includes a net increase in operating assets of $161.3 million, which included an increase in accounts receivable of $161.5 million, a decrease in accounts payable of $19.5 million and an increase in accrued expenses of $23.1 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $0.7 million due primarily to purchases of fixed assets.

Net cash used in investing activities during the nine months ended September 30, 2022 was $64.2 million primarily due to $331.9 million in purchases of marketable securities, partially offset by $268.3 million in proceeds from maturity of marketable proceeds.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $398.4 million during the nine months ended September 30, 2023 and consisted primarily of proceeds from the follow-on common stock and pre-funded warrant offering in March 2023 of $384.4 million, $45.9 million proceeds upon the exercise of stock options and $3.7 million proceeds from the issuance of our common stock under the employee stock purchase plan partially offset by payments of $24.5 million for the development liability as well as the payments of employee tax withholding related to equity-based compensation of $11.1 million.

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

Funding Requirements

Our corporate restructuring plan includes cost reduction initiatives that are expected to result in cost savings in the near-term. In connection with restructuring plan we expect to continue incur expenses to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH and SYFOVRE for GA. In addition, we expect to continue to incur expenses as we prioritize the ongoing development of systemic pegcetacoplan and focus our research initiatives on high potential opportunities.

We believe that our cash and cash equivalents as of September 30, 2023, along with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE, as well as the remaining committed development reimbursement payment from Sobi, will be sufficient to fund our current operating expenses and capital expenditure requirements into at least the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. We are devoting substantial resources to the building of a commercial infrastructure for SYFOVRE for GA. We are also devoting additional resources to the development of our product candidates. We will need to seek additional funding to conduct these activities. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for the development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash and cash equivalents of $452.4 million, consisting primarily of money market funds and U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 2023, Judith M. Soderberg filed a complaint in the United States District Court for the District of Delaware on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021, and July 28, 2023, inclusive, naming as defendants the Company, President and Chief Executive Officer Cedric Francois, Chief Financial Officer and Treasurer Timothy Sullivan, and former Chief Medical Officer Federico Grossi (the “Complaint”). On October 23, 2023, the Court appointed Ray Peleckas and Michigan Laborers’ Pension Fund together as Co-Lead Plaintiffs and assigned the action the caption In re Apellis Pharmaceuticals, Inc. Securities Litigation, Case 1:23-cv-00834-MN. The Complaint alleges, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The Complaint seeks, among other relief, compensatory damages and equitable relief in favor of the alleged class of plaintiffs against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. On October 2, 2023, the defendants moved to transfer the action to the United States District Court for the District of Massachusetts. The Court has not yet ruled on this motion.

The outcome of the matter described above cannot be predicted with certainty. However, the Company intends to vigorously defend against the litigation.

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

A small number of patients treated with SYFOVRE in the real world have experienced retinal vasculitis, a severe form of intraocular inflammation. All suspected retinal vasculitis events reported to us are independently evaluated and adjudicated by two external sources: a panel of four retina/uveitis experts and an independent reading center as well as our internal safety and medical teams. We are working with the retinal community to investigate potential contributing factors. We will continue to submit all adverse events reported to us to the FDA consistent with reporting guidelines for drug manufacturers.

In October 2023, we provided an update on the events of retinal vasculitis following SYFOVRE treatment. Based upon our review of these events after the distribution of more than 100,000 vials of SYFOVRE after its commercial launch, we believe that the rate of incidence of retinal vasculitis is approximately 0.01% per injection.

In August 2023, we recommended that practitioners discontinue use of any injection kits that contain 19-gauge filter needles due to internal structural variations identified in the 19 gauge inch filter needle. We now exclusively distribute injection kits with the 18-gauge filter needle. A causal relationship has not been established between the structural variations in this 19-gauge filter needle and the events of retinal vasculitis, and there can be no assurance that this change will affect the rate of adverse events following SYFOVRE treatment.

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

Our corporate restructuring and workforce reduction announced in August 2023, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2023, we announced that we were conducting a corporate restructuring and cost savings initiatives involving a headcount reduction of approximately 225 employees, or approximately 25% of our then current workforce. We have estimated that the restructuring and related cost reduction initiatives will result in up to $300 million in total cost savings through 2024. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced restructuring, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale, as well as result in weaknesses in our infrastructure and operations, and may increase the risk that we become unable to comply with legal and regulatory requirements. Our workforce reductions could also harm ability to attract and retain qualified management, scientific, clinical, and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing SYFOVRE and EMPAVELI and may adversely affect the development of our product candidates.

We have substantial accounts receivable, and any delays in collecting accounts receivable or the failure to collect accounts receivable could have a material adverse effect on our cash flows and results of operations.

Our accounts receivable balance was $169.3 million as of September 30, 2023. While we monitor the financial performance and creditworthiness of our customers and provide reserves against trade receivables for expected credit losses that may result from a customer’s failure to pay, no assurances can be made that we will not experience delays in collecting payments, that we will collect the payments due to us or that our reserves will be sufficient. Any failures to receive cash payments due to us could have a material adverse effect on our results of operations and cash flows.

We and certain of our current and former executive officers were named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

We and certain of our current and former executive officers were named as defendants in a lawsuit initiated in August 2023 that alleges that we and certain of our officers misrepresented and/or omitted certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The Complaint seeks, among other relief, compensatory damages and equitable relief in favor of the alleged class of plaintiffs against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees.

We are unable, however, to predict the outcome of these matters with certainty. The litigation, including in responding to discovery requests, caused our management to divert time and attention to the litigation and could adversely impact our reputation, and if the litigation remains protracted, could further divert management attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
David Watson General Counsel	Termination 8/01/2023	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Pascal Deschatelets Chief Scientific Officer	Termination 8/02/2023	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
Pascal Deschatelets Chief Scientific Officer	Adoption 8/03/2023	Rule 10b5-1 trading arrangement	Sale	Until 3/15/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 369,022 shares
Jeffrey Eisele Chief Development Officer	Adoption 8/15/2023	Rule 10b5-1 trading arrangement	Sale	Until 2/29/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 63,683 shares
Cedric Francois President and Chief Executive Officer	Termination 8/20/2023	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
Nur Nicholson Chief Technical Operations	Termination 9/11/2023	Rule 10b5-1 trading arrangement	Sale	(4)	(4)
Nur Nicholson Chief Technical Operations	Adoption 9/12/2023	Rule 10b5-1 trading arrangement	Sale	Until 12/27/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 67,000 shares

(1)
This trading plan related to 26,555 shares of our common stock and had a scheduled expiration date of 12/29/2023.
(2)
This trading plan related to 138,214 shares of our common stock and had a scheduled expiration date of 3/28/2024.
(3)
This trading plan related to 300,000 shares of our common stock and had a scheduled expiration date of 12/04/2023.
(4)
This trading plan related to 67,000 shares of our common stock and had a scheduled expiration date of 6/07/2024.

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

Apellis Pharmaceuticals, Inc.

Date: November 1, 2023	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 1, 2023	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)