Form 10-K
period 2023-12-31
Apellis Pharmaceuticals, Inc.
filed 2024-02-27
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $10.7 billion.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 20, 2024 was 120,581,749.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our estimates regarding the rate of incidence of retinal vasculitis following SYFOVRE treatment;
•
our estimates regarding our expenses, future revenue, the timing of future cash needs, capital requirements and our ability to obtain additional funding if needed;
•
our plans to develop our current and future product candidates for any additional indications;
•
the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including whether our plans to seek re-examination of our marketing authorization application for SYFOVRE in the European Union will be successful;
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
•
the impact of our restructuring announced in August 2023 and our estimates regarding the anticipated cost savings and operational efficiencies;
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

In addition, unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to systemic pegcetacoplan in the context of the commercially available product in the European Union for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months in each case, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for which we received approval from the U.S. Food and Drug Administration in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since inception, and we may never achieve or maintain profitability. Our net losses were $528.6 million, $652.2 million, and $746.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. We have obtained marketing approval for EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, in multiple jurisdictions and SYFOVRE for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA, in the United States.
•
Our prospects depend upon the commercial success of SYFOVRE and EMPAVELI. If we are unable to successfully commercialize SYFOVRE and EMPAVELI or develop and obtain marketing approval for or successfully commercialize pegcetacoplan in other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed. SYFOVRE is currently only approved in the United States. We cannot be certain that we will be able to obtain regulatory approval for, and successfully commercialize, SYFOVRE in additional jurisdictions.
•
We or others may later discover that EMPAVELI or SYFOVRE is less effective than previously believed or causes safety issues that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product. For example, a small number of patients treated with SYFOVRE in the real world have experienced retinal vasculitis, a severe form of intraocular inflammation. A change in the perception of the benefit/risk profile of SYFOVRE may reduce market acceptance of the product and our product revenues may be adversely affected.
•
We expect to continue to incur significant expenses and operating losses for at least this year. If our cash and cash equivalents, cash generated from the unwind of the capped call transactions, and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our projected operating plans and capital expenditure requirements, we will need to obtain additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate product development programs or delay or reduce our commercialization efforts.
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
•
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining marketing approvals for systemic pegcetacoplan in indications other than PNH, intravitreal pegcetacoplan for indications other than GA or in jurisdictions other than the United States, or any other product candidate that we develop in any jurisdiction. For example, in January 2024, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency adopted a negative opinion on the marketing authorization application, or MAA, for SYFOVRE in the European Union. While we are seeking re-examination of the MAA, we cannot be certain that such re-examination will be successful, and we may be required to conduct additional clinical trials of SYFOVRE. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval for systemic pegcetacoplan in other indications, for intravitreal pegcetacoplan for GA in other jurisdictions or for any other product candidate that we develop in any jurisdiction.
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
•
Patients with PNH who were previously untreated may not start treatment with EMPAVELI or patients who are being treated for PNH with eculizumab or ravulizumab, which are the current standard of care for PNH, may not switch to treatment with EMPAVELI. Patients with GA may not begin treatment with SYFOVRE as rapidly or as broadly as we expect, and EMPAVELI, SYFOVRE, or any other products that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. In GA, we face substantial competition from avacincaptad pegol, which the FDA approved for the treatment of GA in August 2023. In PNH, we face substantial competition from eculizumab or ravulizumab and additional competition from new products, including iptacopan, an orally administered product which the FDA approved for the treatment of PNH in December 2023.
•
We contract with third parties for the manufacture, storage and distribution of commercial and clinical supply of EMPAVELI and SYFOVRE and clinical supply for our product candidates and expect to continue to do so in connection with our development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of EMPAVELI, SYFOVRE, or our product candidates or that such quantities may be acquired at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. If these third parties do not perform satisfactorily, our development or commercialization efforts could be delayed or impaired.
•
Our prospects for the development and commercialization of systemic pegcetacoplan outside of the United States will depend in part on the success of our collaboration with Sobi.
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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE (pegcetacoplan injection), the first approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the year ended December 31, 2023, we generated $275.2 million in U.S. net product revenue from sales of SYFOVRE.

In December 2022,we also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. In January 2024, the Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion on the marketing authorization application, or MAA, for intravitreal pegcetacoplan. We are initiating the re-examination of the application. Marketing applications submitted to regulatory authorities in Canada, Australia, the United Kingdom, and Switzerland for the treatment of GA are currently under review. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

In November 2023, we disclosed data from GALE, our long-term extension trial of SYFOVRE, which demonstrated increasing treatment effects over 36 months in patients with GA. The safety profile of SYFOVRE in the GALE trial at 36 months was consistent with previously reported Phase 3 data.

In July 2023, we disclosed that we had received reports of a small number of events of retinal vasculitis following SYFOVRE treatment. As of mid-February 2024, and following the distribution of more than 200,000 doses (commercial and sample) of SYFOVRE, we estimate that the rate of incidence of retinal vasculitis remains rare at approximately 0.01% per injection. In November 2023, we updated the U.S. Prescribing Information, or USPI, for SYFOVRE in collaboration with the FDA to include the events of retinal vasculitis with or without occlusion as part of the “Warnings and Precautions and Adverse Reactions – Postmarketing Experience” sections of the USPI. We believe that the reports of retinal vasculitis had an adverse impact on our sales of SYFOVRE during the year ended December 31, 2023.

The U.S. Centers for Medicare & Medicaid Services assigned a permanent and product-specific J-code for SYFOVRE, which became effective on October 1, 2023. J-codes are permanent reimbursement codes used by government payers and commercial insurers to facilitate billing of Medicare Part B treatments, which must be administered by a healthcare professional.

In May 2021, the FDA approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In October 2023, we announced the FDA approval of the EMPAVELI Injector, a compact, single-use, on-body device designed to enhance self-administration of EMPAVELI. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. For the year ended December 31, 2023 and 2022, we generated $91.0 million and $65.1 million, respectively, in U.S. net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2024, following the submission of the Phase 3 PRINCE data in treatment-naïve PNH patients, the EC updated the Aspaveli indication statement to include all PNH patients with hemolytic anemia. To date, systemic pegcetacoplan has also been approved for the treatment of PNH in Japan, Saudi Arabia, Australia, the United Kingdom and other jurisdictions. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI in the United States, Saudi Arabia and Australia and Aspaveli in the European Union, Japan and United Kingdom. Under our collaboration and license agreement, or the Sobi collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of EMPAVELI/Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology under our collaboration with Sobi. In October 2023, we announced positive results from ten patients treated in the Phase 2 NOBLE trial investigating pegcetacoplan for the treatment of post-transplant recurrence of primary IC-MPGN and C3G. The results showed the potential for a treatment effect in both IC-MPGN and C3G patients treated with pegcetacoplan. Specifically, at 12 weeks, 80% of patients showed a reduction in C3c staining by one or more orders of magnitude of intensity from baseline and 40% of patients showed zero staining intensity, indicating that C3c deposits were cleared. Patients also showed improvements across key clinical measures, including a mean reduction in proteinuria, and stabilized kidney function. There were no discontinuations due to treatment-emergent adverse events. We plan to report top-line data from the ongoing Phase 3 VALIANT trial investigating pegcetacoplan in adolescent and adult patients with native and post-transplant recurrence IC-MPGN and C3G in mid-2024. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling adeno associated virus, or AAV, vector administration for gene therapies.

Under our collaboration with Sobi, Sobi is leading the development of systemic pegcetacoplan for hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. In January 2024, together with Sobi, we discontinued the CASCADE Phase 3 trial evaluating systemic pegcetacoplan in patients with cold agglutinin disease, or CAD, due to the decreased medical need in CAD and the limited number of patients eligible for the CASCADE trial. In May 2023, we and Sobi announced that the Phase 2 MERIDIAN study evaluating systemic pegcetacoplan for amyotrophic lateral sclerosis, or ALS, did not meet its primary or key secondary endpoints. Based on this lack of efficacy, we and Sobi discontinued development of systemic pegcetacoplan for ALS.

Lastly, we are developing additional product candidates with other routes of administration. These candidates include APL-3007, a small interfering RNA, or siRNA, which is in a Phase 1 clinical trial in healthy volunteers with topline data expected in 2024, as well as an oral complement inhibitor in preclinical development. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

Our Approach

The complement system plays a pivotal role in both innate and adaptive immune systems. Complement proteins are produced primarily by the liver and circulate in the blood and through the body’s tissues. The complement system may be activated through three principal pathways known as the classical, lectin and alternative pathways, each of which requires the C3 protein to enable three principal immune responses: opsonization, inflammation and formation of the membrane attack complex, or MAC. When C3 is activated, C3 fragments, such as C3b, tag cell surfaces in a process called opsonization, which marks the cells for removal from tissues or the bloodstream. Two other fragments, C3a and C5a, are released, contributing to inflammation in the surrounding tissues. Further complement activation causes membrane attack complex formation on cell surfaces, piercing holes and causing cells to lyse, or rupture, and others to depolarize or lose membrane potential and become dysfunctional.

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

Our Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases in areas such as ophthalmology, rare disease, and neurology through the inhibition of the complement system. We hold commercialization rights for systemic pegcetacoplan, which includes EMPAVELI, in the United States and worldwide commercialization rights to intravitreal pegcetacoplan, which includes SYFOVRE, in addition to worldwide commercialization rights for our other novel compounds targeting complement. To achieve our goals, we are pursuing the following strategies in 2024 with a continued focus on compassion and commitment to patients:

•
Bringing SYFOVRE to patients with GA globally. SYFOVRE was approved by the FDA in February 2023, and is the market leading treatment for GA in the United States. For the year ended December 31, 2023, more than 160,000 doses (commercial, sample) of SYFOVRE were distributed to physician practices and we generated $275.2 million in U.S. net product revenue from sales of SYFOVRE. We intend to vigorously pursue marketing approvals for SYFOVRE outside the United States.
•
Maximizing EMPAVELI as a first-line treatment in PNH . EMPAVELI, administered by subcutaneous injection, is commercially available as a monotherapy for adult patients with PNH in the United States. We are continuing our efforts to make EMPAVELI available to all adult U.S. patients with PNH, regardless of their baseline hemoglobin levels. In 2023, we received approval for two supplemental new drug applications, or sNDAs, broadening the EMPAVELI label and improving the patient experience. The first sNDA was approved in February 2023 and includes treatment-naïve data from the PRINCE study and longer-term, 48-week PEGASUS results. The second sNDA was approved in October 2023 and includes the EMPAVELI Injector.
•
Developing systemic pegcetacoplan for the potential treatment of C3G and IC-MPGN. We plan to report top-line data from the ongoing Phase 3 VALIANT trial investigating pegcetacoplan in adolescent and adult patients with native and post-transplant recurrence IC-MPGN and C3G in mid-2024.
•
Advance early pipeline and Beam collaboration. We plan to continue the development of treatments for a broad range of complement-dependent autoimmune and inflammatory diseases with systemic pegcetacoplan, APL-3007, our siRNA , and new product candidates and research activities under our collaboration with Beam to develop gene-editing therapies in multiple therapeutic areas including rare diseases and neurology.

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

The following table summarizes key information about our products and our clinical programs:

Ophthalmology

We are commercializing SYFOVRE as a monotherapy for patients with GA.

Geographic Atrophy

GA is a type of AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we estimate that at least five million people worldwide, including more than one million people in the United States, are living with GA.

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

Benefits of Our Approach

We believe SYFOVRE, with its inhibition of complement activation at the level of C3 in the retinal environment, may provide the following benefits for patients with GA:

•
Prevention or reduction of the rate of retinal cell death, with increasing treatment effects over time. We believe SYFOVRE may mitigate or prevent retinal cell death in GA, leading to a reduction in GA lesion growth over time. In our Phase 3 trials, SYFOVRE showed a slowing of GA progression, with evidence of treatment effects increasing over the 24-month period, and well-demonstrated safety profile following nearly 12,000 injections. In November 2023, we presented 36-month data from our GALE extension study in which SYFOVRE continued to demonstrate evidence of increasing treatment effects over time, including more than 40% reduction in nonsubfoveal GA lesion growth in third year following monthly dosing as compared to projected sham.
•
Treatment effects observed in two dosing regimens. In our Phase 3 trials, SYFOVRE showed a slowing of GA progression over 24 months in both every-other-month and monthly dosing. The prescribing label for SYFOVRE indicates that the recommended dose to be administered to each eye is once every 25 to 60 days. This provides physicians with flexibility to determine the appropriate dosing schedule for their individual patients.
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

Regulatory Matters

In February 2023, intravitreal pegcetacoplan was approved by the FDA with the brand name SYFOVRE for the treatment of adult patients with GA secondary to AMD. In December 2022, we also submitted an MAA to the EMA for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. In January 2024, we announced that the CHMP adopted a negative opinion on the MAA. We are seeking immediate re-examination of the opinion. Our marketing applications for the treatment of GA are currently under review by regulatory authorities in Canada, Australia, the United Kingdom, and Switzerland.

Commercial and Medical Activities for GA Launch

We launched SYFOVRE, the first approved treatment for GA, in the United States in March 2023. SYFOVRE is currently the market-leading treatment for GA, a disease that affects more than one million people in the United States and five million people worldwide.

Our U.S. field sales team has been engaging with eyecare professionals, or ECPs, focusing specifically on retina specialists and treating ophthalmologists in person, at conferences and virtually. Field teams are focused on SYFOVRE brand messaging and clinical overview, highlighting key advantages such as increasing effects over time, its strong clinical profile, and dosing flexibility. We also have a thought leader liaison team who is focused on building advocacy with key opinion leaders in the retina space and a strategic account team to identify and develop working relationships with key decision makers within targeted private equity groups and large accounts. Our marketing efforts also reach ECPs through digital and print media. We reach patients through direct-to-consumer (TV, print and digital media) disease state education and branded SYFOVRE messaging encouraging them to see their eye doctor if they have symptoms or a previous diagnosis.

Our market access team has been engaging with primary and secondary payers representing a significant percentage of GA patients. We have also established a robust distribution network by partnering with key specialty distributors and specialty pharmacies to maximize product access by retina specialists. Finally, we have a field reimbursement team to educate practices and address access issues to fully support the reimbursement journey for SYFOVRE.

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

Our medical affairs team is engaging with ECPs, either in-person or virtually, and through our presence at medical meetings and other in-person engagements when appropriate. Throughout 2023, we participated in key scientific meetings, including the American Academy of Ophthalmology, Retina Society, FLORETINA, and Macula Society.

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

Long-term Extension Study

We are currently conducting a 36-month, open-label extension study (GALE) to evaluate the long-term safety and efficacy of intravitreal pegcetacoplan in patients with GA secondary to AMD. The objectives of the study are to evaluate the long-term incidence and severity of ocular and systemic treatment emergent adverse events as well as change in the total area of GA lesions as measured by fundus autofluorescence. Approximately 800 patients enrolled into the GALE extension study.

In November 2023, we presented data from GALE following three years of continuous treatment with SYFOVRE. Results showed that SYFOVRE continued to demonstrate increasing treatment effects over time. In year three, SYFOVRE (all p-values are nominal):

•
Reduced GA lesion growth with both monthly (35%; p<0.0001) and every-other-month (EOM) (24%; p<0.0001) treatment compared to the projected sham arm.
•
Reduced nonsubfoveal GA lesion growth with both monthly (42%; p<0.0001) and EOM (28%; p=0.0015) treatment compared to the projected sham arm.
•
Reduced GA lesion growth by 19% (p<0.0001) after one year of SYFOVRE treatment (combined monthly and EOM), compared to the sham treatment period, in patients who crossed over from the sham group.

The safety profile of SYFOVRE in year three remained consistent with previously reported data.

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

Rare Disease

Together with Sobi, we are developing systemic pegcetacoplan in multiple late-stage programs in rare disease indications in hematology and nephrology. We are leading the clinical development for the treatment of C3G/IC-MPGN, and Sobi is leading the clinical development for the treatment of HSCT-TMA. In PNH, we and Sobi have now obtained approval of systemic pegcetacoplan for the treatment of PNH in multiple jurisdictions, including the United States and the European Union.

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
•
Ease and convenience of use. The ability to self-administer pegcetacoplan by the EMPAVELI injector or subcutaneous injection on a regular basis, which may improve the quality of life for patients with PNH by eliminating the need to travel to a health care facility for intravenous treatment.

Regulatory Matters

In May 2021, systemic pegcetacoplan was approved by the FDA with the brand name EMPAVELI for the treatment of adult patients with PNH. In December 2021, the European Commission approved systemic pegcetacoplan with the brand name Aspaveli for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. Aspaveli was approved in the United Kingdom in March 2022 and in Japan in March 2023. In January 2024, following the submission of the Phase 3 PRINCE data in treatment-naïve PNH patients, the EC updated the Aspaveli indication statement to include all PNH patients with hemolytic anemia. In January 2022, pegcetacoplan was also approved as EMPAVELI in Saudi Arabia and Australia.

In 2022, we submitted two sNDAs to the FDA intended to strengthen the EMPAVELI label and improve the patient experience. The first sNDA was approved in February 2023 and includes the treatment-naïve data from the PRINCE study and the longer-term, 48-week PEGASUS results. The second sNDA for the EMPAVELI injector was approved in October 2023.

Commercial and Medical Activities for EMPAVELI

We launched EMPAVELI in the United States for patients with PNH following its approval by the FDA in May 2021. We believe that with EMPAVELI we can elevate the standard of care for patients and are seeking to further establish EMPAVELI as first-line treatment. Between launch through December 31, 2023, we generated net product revenue from sales of EMPAVELI of $171.3 million.

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

We also have Apellis Assist, a patient-focused program specifically designed to assist patients with onboarding, product training and ongoing support with pegcetacoplan treatment, and we have built a care educator team to connect directly with PNH patients and their caregivers to provide education and training on the use of pegcetacoplan.

Our medical affairs team is engaging with physicians through our presence at medical meetings and other in-person engagements. In December 2023, we participated in the American Hematology Society, or ASH, annual meeting. Sobi will conduct medical affairs activities for systemic pegcetacoplan outside the United States.

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

As of November 13, 2023, systemic pegcetacoplan had approximately 818 patient-years of exposure in the clinical trial setting, and, since commercial launch in May 2021, approximately 626 patient-years of exposure in the post-marketing setting. No unexpected safety concerns have been observed in any of these patients.

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

In September 2021, we initiated a Phase 2 trial in C3G and IC-MPGN with our NOBLE trial, a randomized, controlled trial in 12 patients with post-transplant disease recurrence that focused on the histopathology of the kidneys. Trial participants were randomized in a 3:1 ratio to receive pegcetacoplan or maintain standard of care for 12 weeks and then all patients in the study received pegcetacoplan from week 13 to week 52. The primary endpoint of the study was the proportion of patients with reduction in C3c staining on renal biopsy after 12 weeks of treatment with pegcetacoplan. Secondary endpoints included an evaluation of safety, the proportion of patients with reduction in C3c staining on renal biopsy after 52 weeks of treatment, and the proportion of patients achieving at least a 50% reduction in proteinuria.

In October 2023, we announced positive results from NOBLE showing the potential for a treatment effect in both IC-MPGN and C3G patients treated with pegcetacoplan. Specifically, at 12 weeks, 80% of patients showed a reduction in C3c staining by one or more orders of magnitude of intensity from baseline and 40% of patients showed zero staining intensity, indicating that C3c deposits were cleared. Patients also showed improvements across key clinical measures, including a mean reduction in proteinuria, and stabilized kidney function. There were no discontinuations due to treatment-emergent adverse events.

In the second quarter of 2022, we initiated the pivotal Phase 3 VALIANT trial. VALIANT is a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial being conducted in 124 patients who are 12 years of age and older with primary IC-MPGN or C3G. The primary endpoint of the trial is the change in proteinuria at week 26 versus baseline. Secondary endpoints included change in kidney function, reduction in C3 staining and patient reported measures. We plan to report top-line data from VALIANT in mid-2024.

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

Other Programs

In June 2021, we entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. Under the collaboration agreement, we are collaborating on up to six research programs focused on C3 and other complement targets in the eye, liver and brain.

We began a Phase 1 dose escalation clinical trial for APL-3007, a siRNA therapy, in healthy volunteers in June 2023 and expect topline data from this study in 2024. We are also advancing an oral complement inhibitor which is in preclinical development.

Collaboration and License Agreement with Sobi

On October 27, 2020, we and our subsidiaries, Apellis International GmbH (f/k/a Apellis Switzerland GmbH) and APL DEL Holdings, LLC, entered into a Collaboration and License Agreement (the “Sobi collaboration agreement”) with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

Under the Sobi collaboration agreement, we granted Sobi an exclusive (subject to certain retained rights of the Company), sublicensable license of certain patent rights and know-how to develop and commercialize Licensed Products in all countries outside of the United States.

We retain the right to commercialize Licensed Products in the United States, and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Under the Sobi collaboration agreement, we and Sobi originally agreed to collaborate to develop Licensed Products for the treatment of PNH, CAD, HSCT-TMA, C3G, and IC-MPGN, and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of us in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights. In January 2024, we and Sobi agreed to discontinue the CAD program.

The development plan sets forth the development activities to be conducted by each of us and Sobi, with us bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for PNH in the European Union and the United Kingdom. We and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

We agreed to supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement to be negotiated by the parties. The Sobi collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

Sobi paid us an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which we received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe and $5.0 million in October 2023 for the achievement of a regulatory development milestone in Japan. Sobi also agreed to reimburse us for up to $80.0 million in development costs, of which we received $25.0 million in January 2021, $20.0 million in January 2022 and $20.0 million in January 2023. In January 2024 we waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

We are entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. We received $10.0 million in royalties from Sobi during the year ended December 31, 2023. Under the Sobi collaboration agreement, we remain responsible for our license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of Apellis and for its payment obligations to SFJ.

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

Research Collaboration with Beam

In June 2021, we entered into an exclusive five-year research collaboration (the “Beam collaboration agreement”) with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. We and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the Beam collaboration agreement, we are responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the Beam collaboration agreement, Beam is prohibited from developing on its own or with a third party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. We will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with us with respect to any one program licensed under the Beam collaboration agreement and upon such election any license agreement in place at that time, would be terminated.

As part of the Beam collaboration agreement, we paid $50.0 million up-front, non-refundable payment to Beam in July 2021. In June 2022, we paid $25.0 million, which was recorded as a cost of research collaboration expense for the year ended December 31, 2021, as it was considered probable of achievement. We and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from us, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

As of December 31, 2023, we own a total of 24 U.S. patents, 25 pending U.S. patent applications, including original filings, continuations, and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications.

Pegcetacoplan is an analog of the cyclic peptide compstatin, based on technologies that we have developed internally or have exclusively licensed from Penn.

Our patents and patent applications include families of United States and foreign patent and patent applications relating, for example, to the composition of matter of certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. We have submitted applications for patent term extension for certain of these patents. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan that are granted or pending in the United States and a number of other jurisdictions. Patents in these families would expire between 2036 and 2038. Six of our U.S. patents are listed for EMPAVELI in the FDA’s Orange Book. Our filings also include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation, which we acquired in the acquisition of the assets of Potentia Pharmaceuticals, Inc., or Potentia. These patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026. Seven of our U.S. patents are listed for SYFOVRE in the FDA’s Orange Book. We also own a patent family relating in part to use of C3 inhibitors, including pegcetacoplan, to facilitate gene therapy with AAV vectors. Patents in this family would have terms extending into 2040. In addition, we own patent families relating to use of pegcetacoplan for the treatment of PNH or for the treatment of GA that have terms extending into 2041 through 2043.

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

We also own or have exclusive rights to a number of patent applications relating to additional modalities and molecules for inhibiting complement, including nucleic acid, small molecule, and protein-based approaches. The filings cover, for example, the composition of matter of certain of our product candidates and methods of use for treating particular complement-mediated disorders. Patents issuing based on these applications would have terms extending into 2041 through 2043.

We have a non-exclusive license to intellectual property covering aspects of base editing technology, including CRISPR proteins and base editors, for use in the context of our collaboration with Beam, and have an exclusive license from Beam to this intellectual property to the extent it specifically covers therapeutic candidates developed under the collaboration.

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

We granted worldwide rights to use and license the intellectual property that we hold with respect to pegcetacoplan to our wholly owned subsidiaries, APL DEL Holdings, LLC and Apellis International GmbH (f/k/a Apellis Switzerland GmbH). Certain of our wholly owned subsidiaries hold rights to use our intellectual property to manage our clinical trials in certain jurisdictions or territories and exclusive rights to distribute our product with respect to specific indications within certain jurisdictions or territories. We granted Sobi an exclusive (subject to certain retained rights), sublicensable license of certain patent rights and know-how to develop and commercialize pegcetacoplan for non-ophthalmological indications in all countries outside of the United States.

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

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country. As of December 31, 2023, we have incurred an aggregate royalty expense of $7.9 million on sales of EMPAVELI and Aspaveli.

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

In January 2021, we paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, we paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, we paid an additional $5.0 million to Penn upon the achievement of a development milestone. In January 2023, we paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. As December 31, 2023, we recorded in accrued expenses $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, as of December 31, 2023, we recorded $1.5 million in accrued expenses as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

Amended and Restated Patent License Agreement with The Trustees of the University of Pennsylvania (Ophthalmic Field of Use)

At the same time that it entered into the agreement with Apellis AG, Penn licensed rights to the same portfolio of cases to Potentia, to develop and commercialize products covered by the licensed patent rights for the treatment of ophthalmic indications. In September 2015, Potentia assigned the license agreement between Potentia and Penn to us in connection with our acquisition of the assets of Potentia pursuant to an asset purchase agreement with Potentia. Three of the licensed patents are listed for SYFOVRE in the FDA’s orange book.

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

In April 2023, we paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In the year ended December 31, 2023, we incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which we paid $2.0 million in October 2023 and the remaining $3.0 million was accrued as of December 31, 2023.

As of December 31, 2023, we have incurred an aggregate royalty expense of $8.9 million as a result of sales of SYFOVRE.

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

Our approved product competes, and if our product candidates are approved for the indications for which we are currently undertaking or planning clinical trials, they will compete, with the products and product candidates discussed below

GA. In August 2023, Astellas Pharma Inc. received FDA approval for avacincaptad pegol (marketed as Izervay), a C5 inhibitor, for the treatment of GA and is seeking approval from the EMA. We are aware of other companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences, Inc. and preparing to enter into Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals Inc. in combination with cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc., is preparing to enter into Phase 3 clinical trials; IONIS-FB-LRX (RG6299), a complement factor B inhibitor being developed by Ionis (in collaboration with Roche/Genentech) in Phase 2 clinical trials; danicopan (ALXN2040), an orally administered factor D inhibitor being developed by AstraZeneca in Phase 2 clinical trials; JNJ1887 (formerly known as HMR59), an intravitreal gene therapy targeting CD59 being developed by The Janssen Pharmaceutical Companies of Johnson & Johnson (after acquisition from Hemera Biosciences) in Phase 2 clinical trials; and other product candidates that do not target the complement system that are either in a single Phase 3 or in Phase 2 clinical trials, including but not limited to therapies being developed by Alkeus Pharmaceuticals, Inc., Stealth BioTherapeutics, Inc., Belite Bio, Inc., Lineage Cell Therapeutics, Inc. (in collaboration with Roche/Genentech), Aviceda Therapeutics, Inc., and Ocugen Inc. Novartis has initiated a Phase 2 trial of orally administered iptacopan (marketed as Fabhalta),, a factor B inhibitor, in patients with early or intermediate AMD.

PNH. The principal competitors for EMPAVELI, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors marketed by AstraZeneca. In December 2023, the FDA approved iptacopan, which is marketed by Novartis AG, or Novartis, for the treatment of adults with PNH. Iptacopan is an oral, Factor B inhibitor of the alternative complement pathway.

We are aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including: crovalimab, an anti-C5 antibody developed by Roche and Chugai Pharmaceutical Co., currently under regulatory review in the United States; pozelimab + cemdisiran is currently in Phase 3 clinical trials; and danicopan, a Factor D inhibitor being developed by AstraZeneca as an add-on treatment to eculizumab and ravulizumab, in Phase 3 clinical trials, as well as other products in early stages of development.

Amgen Inc. is developing ABP959, a biosimilar for eculizumab that is in Phase 3 development. In August 2022, Amgen announced that a Phase 3 trial evaluating ABP959 met its primary endpoints. Other non-U.S. entities are developing biosimilars for eculizumab in local markets. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

C3G. There are currently no approved drugs for C3 glomerulopathy. There are treatments in clinical development, including iptacopan being developed by Novartis, currently in Phase 3 clinical trials; OMS906, a MASP-3 inhibitor monoclonal antibody being developed by Omeros Corp., in a Phase 2 trial;; KP104, an anti C5-Factor H bifunctional protein being developed by Kira Pharmaceuticals, currently in a Phase 2 renal basket trial; and ARO-C3, an RNAi to reduce C3 production developed by Arrowhead Pharmaceuticals, currently in a Phase 1/2 renal basket trial.

IC-MPGN. There are currently no approved drugs for IC-MPGN. There are potential treatments in clinical development, including iptacopan being developed by Novartis, currently in Phase 3 clinical trials, and OMS906, a MASP-3 inhibitor monoclonal antibody being developed by Omeros Corp., in a Phase 2 clinical trial.

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
•
design of a clinical protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the proposed drug’s effectiveness and safety. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Clinical Studies Outside the United States in Support of FDA Approval

Sponsors frequently conduct clinical trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

The PHSA grants the Secretary of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the HHS’s, long delay in issuing final implementing regulations, the FDA has issued pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. These notices of non-compliance did not result in civil monetary penalties.

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

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND (Pre-IND meeting), at the end of Phase 2 clinical trial (EOP2 meeting) and before an NDA is submitted (Pre-NDA meeting). Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues (should be limited to no more than 2 focused topics) and should not require input from more than 3 disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and the sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for federal fiscal year 2024 this application fee is $4,048,695), and the sponsor of an approved application is also subject to an annual program fee, currently set at$416,734 per eligible prescription product for federal fiscal year 2024. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Decisions on NDAs

The FDA reviews an NDA to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, the agency did issue draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity to the term of any existing unexpired patent or regulatory exclusivity, including the non-patent and orphan exclusivity, for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) sponsor submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

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

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct business or trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

In 2018 California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices, and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We are subject to similar foreign laws to the extent our products are sold in foreign countries.

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

Non-clinical Studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States, and the public.

Beyond streamlining the process, the Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

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

Under the centralized procedure, the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Conditional Approval

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention, or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Exceptional Circumstances

Marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Regulatory Requirements after Marketing Authorization

As in the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. The holder of an EU marketing authorization for a medicinal product must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients.

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

Brexit and the Regulatory Framework in the United Kingdom

The withdrawal of the United Kingdom from the European Union, took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the TCA, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The TCA focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow EU laws as further described below. As such, the TCA seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the Windsor Framework. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply as of January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the European Union.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. In the United Kingdom, the GDPR is retained in domestic law as the UK GDPR and sits alongside an amended version of the UK Data Protection Act 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues of the respective group of companies, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.

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

In March 2010, the U.S. Congress enacted the ACA which, among other things, includes changes to the coverage and payment for drug products under government health care programs. This legislation resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Act delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into FY 2032 and lowers the payment reduction percentages in FYs 2030 and 2031.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the “Tax Act”, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed an action seeking to strike down the ACA after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue the HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but has been delayed by Congress to January 1, 2032.

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

On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Employees and Human Capital

As December 31, 2023, we had 702 full-time employees and four part-time employees. Of these employees, 576 were based in the United States, 130 were based in international locations and 108 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We are committed to providing a positive employee experience and a culture that embodies our values.

Fostering a diverse and inclusive culture which invests in attracting, retaining, engaging and developing our people is critical to achieving our business objectives and bringing value to patients, shareholders and all stakeholders. We are a majority female organization, and we maintain significant female representation at all levels. As of December 31, 2023, 55% of our workforce were women and 26% of those in senior leadership roles are women. Racial and ethnic diversity in the aggregate has improved at our company over the last few years. As of December 31, 2023, 28% of our workforce were ethnically diverse and 12% of those in senior leadership roles are ethnically diverse. However, we recognize that there is still important progress to be made, particularly as relates to Black and Latino representation at our company, and this remains an area of continued emphasis for us.

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

Our full-time U.S. employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. To encourage employees to keep up with routine medical care and participate in our wellness program, we fund a health reimbursement account for participating employees and to help our employees cover medical expenses pre-tax, we also offer employees a flexible spending account. Our employees outside of the United States receive competitive compensation and benefits that are regularly benchmarked to ensure market norms and reflect our standards. All employees globally have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

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

Corporate Responsibility

We are highly committed to policies and practices focused on sustainability, positively impacting our community and maintaining and cultivating good corporate governance. By focusing on such policies and practices, we strive to bring transformative medicines to patients, provide an engaging and inclusive workplace for our employees, minimize our impact on the environment, and always demonstrate integrity in our actions.

Information in our ESG Sustainability Report is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2024 and beyond.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant and increasing losses for at least this year, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur net operating losses for at least this year. Our net losses were $528.6 million, $652.2 million and $746.4 million for the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, we had an accumulated deficit of $2.8 billion. While we have begun to generate revenue from sales of SYFOVRE and EMPAVELI, we have primarily financed our operations to date through the sale of our common stock in our public offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, and the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications, and the commercialization of SYFOVRE and EMPAVELI. Our operating results may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses and operating losses for at least this year. We anticipate that our expenses will continue to incur if and as we:

•
continue to commercialize EMPAVELI for the treatment of PNH in the United States and commercialize SYFOVRE for the treatment of GA in the United States;
•
establish and maintain sales, marketing, distribution and other commercial infrastructure for EMPAVELI and SYFOVRE and any other products for which we may obtain marketing approval;
•
prepare to submit additional applications for regulatory approval outside the United States and continue to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
•
continue to develop and conduct clinical trials of systemic pegcetacoplan for the treatment of C3G and IC-MPGN and other of our product candidates;
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

Our ability to become and remain profitable depends on our ability to generate significant product revenue. Our ability to generate significant revenue will require us to successfully commercialize EMPAVELI and SYFOVRE in the approved jurisdictions. While we began to generate product revenue from sales of EMPAVELI in May 2021and SYFOVRE in March 2023, there can be no assurance that we will generate sufficient revenue to achieve profitability , and we may not achieve profitability for several years, if at all.

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

We obtained our first marketing approval for the use of systemic pegcetacoplan to treat adult patients with PNH in the United States and began to sell EMPAVELI for the treatment of PNH in May 2021. Our collaborator Sobi obtained marketing approval in the European Union, Saudi Arabia and Australia for the use of pegcetacoplan to treat patients with PNH. We obtained marketing approval for the use of intravitreal pegcetacoplan to treat patients with GA in the United States in February 2023 and began to commercialize SYFOVRE in March 2023. Prior to obtaining these approvals, our operations were limited to financing and staffing our company, developing our technology, conducting preclinical research and clinical trials of our product candidates and preparing for a commercial launch. We have not yet consistently demonstrated an ability to conduct sales and marketing activities necessary for successful product commercialization. Accordingly, our stockholders should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biopharmaceutical companies such as ours. Any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We may need substantial additional funding to allow us to support both our systemic and ophthalmological programs through clinical development and commercial launch, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and preparing for commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2023, 2022 and 2021, we used net cash of $594.7 million, $513.7 million and $563.1 million respectively, in our operating activities substantially all of which related to research and development activities. As of December 31, 2023, our cash and cash equivalents were $351.2 million. We expect our expenses to continue, particularly as we commercialize EMPAVELI and SYFOVRE, initiate new clinical trials and initiate new research and preclinical development efforts. In addition, as we commercialize EMPAVELI and SYFOVRE, and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or for our other product candidates, we expect we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of the collaborator. Furthermore, we continue to incur significant costs associated with operating as a public company.

We believe that our cash and cash equivalents as of December 31, 2023 and the cash that we anticipate generating from the unwind of the capped call transactions, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercial infrastructure for SYFOVRE for GA. We are also devoting substantial resources to the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI and SYFOVRE in the United States;
•
the cost of and our ability obtain regulatory approvals of SYFOVRE outside of the United States and to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
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

If our cash, cash equivalents, and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds, which may include equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. We currently do not have any committed external sources of funds.

If we are unable to generate sufficient funds from sales of EMPAVELI and SYFOVRE or raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In 2021 and 2022, we completed several privately negotiated exchanges with holders of our outstanding 3.5% senior convertible notes due 2026, or the Convertible Notes, under which we issued approximately 12.9 million shares of common stock in exchange for approximately $425.4 million in aggregate principal amount of Convertible Notes. The effective price per share of the common stock issued in the exchange transactions was lower than the trading price of our common stock on the Nasdaq Global Select Market at the time of settlement of the exchanges. We may in the future exchange additional principal amount of our Convertible Notes and the effective price per share of the common stock may be lower than the trading price at such time.

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

We are required to make substantial payments to SFJ pursuant to our development funding agreement as a result of obtaining regulatory approvals for EMPAVELI in the United States and the EU. We have paid SFJ a total of $94.0 million through December 31, 2023, and we are obligated to pay an aggregate of $366.0 million as of December 31, 2023 in eight semi-annual payments through December 31, 2027. Our ability to make these required payments depends on our future performance and the future performance of Sobi, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to meet our obligations under the development funding agreement. If we are unable to generate such cash flow or to obtain additional funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources on acceptable terms or at all, we could default on our payment obligations to SFJ.

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

We had an aggregate of approximately $93.9 million principal amount of the Convertible Notes outstanding and held by third parties as of December 31, 2023. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may not have the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

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

In the event a conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. One of the conditional conversion features of the Convertible Notes has been triggered from time and time at the end of fiscal quarters, including as of December 31, 2023, and a result the Convertible Notes are convertible at the option of the holders, in whole or in part, until March 31, 2024. Whether the Convertible Notes will be convertible in any future period will depend on the satisfaction of this condition or another conversion condition at such time. In addition, even if holders do not elect to convert their Convertible Notes during a period when the notes are convertible, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We expect to issue a notice of full redemption of the $93.9 million of aggregate principal amount of the Convertible Notes on February 27, 2024. We expect that holders will elect to convert their Convertible Notes and that no Convertible Notes will be redeemed for cash. In the event that a holder delivers a conversion notice as provided in the indenture related to the Convertible Notes, we intend to settle conversions by delivering shares of common stock.

We have substantial accounts receivable, and any delays in collecting accounts receivable or the failure to collect accounts receivable could have a material adverse effect on our cash flows and results of operations.

Our accounts receivable balance was $206.4 million as of December 31, 2023. While we monitor the financial performance and creditworthiness of our customers and provide reserves against trade receivables for expected credit losses that may result from a customer’s failure to pay, no assurances can be made that we will not experience delays in collecting payments, that we will collect the payments due to us or that our reserves will be sufficient. Any failures to receive cash payments due to us could have a material adverse effect on our results of operations and cash flows.

Risks Related to the Commercialization and Product Development

Our business is substantially dependent on the success of SYFOVRE and EMPAVELI and the successful development and commercialization of pegcetacoplan in other jurisdictions and disease indications. If we are unable to successfully commercialize SYFOVRE and EMPAVELI, or develop, obtain marketing approval for or successfully commercialize pegcetacoplan in other indications and jurisdictions, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We are investing a significant portion of our efforts and financial resources to fund the commercialization of SYFOVRE and EMPAVELI and development of pegcetacoplan in other disease indications and jurisdictions. Our prospects are substantially dependent on our ability to successfully commercialize EMPAVELI in the United States and SYFOVRE worldwide. SYFOVRE is currently only approved in the United States. We cannot be certain that we will be able to obtain regulatory approval for, and successfully commercialize, SYFOVRE in any additional jurisdiction. We are also dependent on the success of pegcetacoplan in clinical development and our ability to obtain additional marketing approvals for pegcetacoplan in one or more other indications. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. Our prospects are dependent on our ability, or that of Sobi or any future collaborator, to successfully commercialize EMPAVELI and to develop, obtain marketing approval for and successfully commercialize systemic pegcetacoplan in additional disease indications. All of our product candidates other than pegcetacoplan are in pre-clinical development.

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

A small number of patients treated with SYFOVRE in the real world have experienced retinal vasculitis, a severe form of intraocular inflammation. All suspected retinal vasculitis events reported to us are independently evaluated and adjudicated by two external sources: a panel of four retina/uveitis experts and an independent reading center as well as our internal safety and medical teams. We continue to work with the retinal community to investigate potential contributing factors. We plan to continue to submit all adverse events reported to us to the FDA consistent with reporting guidelines for drug manufacturers.

We cannot provide any assurances that the FDA and the retinal community will believe that the expected benefits of SYFOVRE treatment outweigh its potential risks to patients in light of these reported events or other events that might arise or that our applications for marketing approval of SYFOVRE in other jurisdictions will not be adversely impacted by these events. A change in the perception of the benefit/risk profile of SYFOVRE may reduce market acceptance of the product and our product revenues may be adversely affected.

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

We may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, of EMPAVELI or SYFOVRE, in which case we may not generate significant revenues or become profitable, and the market opportunity for these products may be smaller than we estimate.

We may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success of EMPAVELI or SYFOVRE.

A key part of our commercial strategy for EMPAVELI is targeting at switching patients from treatment with eculizumab or ravulizumab to EMPAVELI. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

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

The development and commercialization of new products is highly competitive, as described in “Business - Competition,” above. We face significant competition with respect to each of EMPAVELI and SYFOVRE. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to any of our product candidates that we, or our collaborators, may seek to develop or commercialize in the future, including from therapies that act through the complement system and therapies that use different approaches.

Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective, have fewer side effects or more tolerable side effects or are less costly than EMPAVELI, SYFOVRE, or any product candidates that we are currently developing or that we may develop, which could render EMPAVELI, SYFOVRE, or our product candidates obsolete and noncompetitive.

EMPAVELI targets a market that is already served by a competitor with significantly greater financial resources than us. The principal competitors for EMPAVELI for the treatment of PNH, are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion AstraZeneca Rare Disease, or AstraZeneca. Furthermore, in December 2023, the FDA approved iptacopan (marketed as Fabhalta), an orally administered factor B inhibitor developed by Novartis, for the treatment of PNH. This product may have a competitive advantage if prescribers and patients prefer to utilize an oral medication rather than an injected medication. Prior to the approval of EMPAVELI, eculizumab and ravulizumab were the only drugs approved for the treatment of PNH. These products have widespread acceptance among clinicians, patients and payors. Eculizumab and ravulizumab may also compete with EMPAVELI in other indications in our systemic programs. In 2022, AstraZeneca also obtained approval for a subcutaneous version of ravulizumab, currently in phase 3 clinical trial.

SYFOVRE was the first approved product in the United States for the treatment of GA. In August 2023, the FDA approved avacincaptad pegol (marketed as Izervay), a complement C5 inhibitor developed by Astellas Pharma Inc., for the treatment of GA.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received approval for SYFOVRE for the treatment of patients with GA in the United States, but there is no assurance that we will receive regulatory approvals for SYFOVRE for the treatment of GA in other jurisdictions. For example, in January 2024, the CHMP of the EMA adopted a negative opinion on the MAA for SYFOVRE in the European Union. While we are seeking re-examination of the MAA, we cannot be certain that such re-examination will be successful, and we may be required to conduct additional clinical trials of SYFOVRE in order to obtain marketing approval in the European Union. Because regulators in other jurisdictions, including those in the Access Consortium countries (including the United Kingdom, Switzerland, Australia and Canada) are influenced by decisions of the FDA and the EMA, negative opinion by the FDA or the EMA may adversely impact the prospects for approval in other jurisdictions. We have received approval for EMPAVELI for the treatment of patients with PNH in several jurisdictions, but there is no assurance that we will receive regulatory approvals for EMPAVELI in other indications.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, any of our product candidates may be identified during clinical development that could delay or prevent their marketing approval or limit their use.

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

For example, in January 2024, we and Sobi agreed to cease clinical development of systemic pegcetacoplan for patients with CAD due to the decreased medical need in CAD and the limited number of patients eligible for the CASCADE trial.

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

Results of preclinical studies and Phase 1 and Phase 2 clinical trials may not be predictive of results of later clinical trials and preliminary or interim results of clinical trials do not necessarily predict final results.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of an ANDA in the United States. In support of an abbreviated new drug application, or ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or our collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product or product candidate to other available therapies. Adverse pricing limitations may hinder our ability or the ability of our collaborators to recoup our or their investment in one or more products or product candidates, even if our product candidates obtain marketing approval.

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

We face an inherent risk of product liability claims as a result of the commercial sale of EMPAVELI and SYFOVRE, and the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we maintain product liability and clinical trial insurance coverage in the amount of up to $50.0 million in the aggregate, this insurance may not fully cover potential liabilities that we may incur. The cost of any litigation or other proceeding, even if resolved in our favor, could be substantial. We may need to increase our insurance coverage as we continue to commercialize EMPAVELI, SYFOVRE, and commercialize any other product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of EMPAVELI, SYFOVRE, and our other product candidates, which could harm our business, financial condition, results of operations and prospects.

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

Any manufacturing problem, the loss of a contract manufacturer or any loss of storage could be disruptive to our operations, result in lost sales of EMPAVELI and/or SYFOVRE or delay our clinical trials. Accordingly, for example, if Bachem or NOF were to experience manufacturing and supply issues, we would have difficulty in procuring the drug substance or drug intermediates needed for the supply and manufacture of pegcetacoplan. Additionally, we rely on third parties to supply the raw materials needed to manufacture our product candidates. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality Any unanticipated disruption to our contract manufacturing caused by problems at suppliers could delay shipment of our product candidates, increase our cost of goods sold and result in lost sales with respect to any approved products. For EMPAVELI, SYFOVRE, and any product candidates that are approved by any regulatory agency, we will need to maintain agreements with third-party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that can manufacture our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

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

We have developed the EMPAVELI injector, a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. While the EMPAVELI injector was in development, we used one or more commercially available ambulatory infusion pumps in our ongoing and planned clinical trials and for our commercial launch of EMPAVELI and SYFOVRE. If the EMPAVELI injector becomes unavailable, we may need to rely upon commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

Our current and anticipated future dependence upon others for the manufacture of EMPAVELI, SYFOVRE, or our product candidates may harm our future profit margins and our ability to commercialize EMPAVELI, SYFOVRE, or any other products that receive marketing approval on a timely and competitive basis.

Our prospects for the development and commercialization of our product candidates will depend in part on the success of our collaboration with Sobi and future collaborations.

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

Pending and future patent applications may not result in patents being issued which protect our business, in whole or in part, or which effectively prevent others from commercializing competitive products. Our issued patents or any patents that may issue in the future may be invalidated or interpreted narrowly, such that they fail to provide us with any significant competitive advantage. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, patent laws in various jurisdictions, including significant commercial markets such as Europe, restrict the patentability of methods of treatment of the human body more than U.S. law does.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the America Invents Act, could increase those uncertainties and costs. The America Invents Act was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. The America Invents Act reformed U.S. patent law in part by changing the U.S. patent system from a “first to invent” system to a “first inventor to file” system, expanding the definition of prior art, and developing a post-grant review system. This legislation changes U.S. patent law in a way that may weaken our ability to obtain patent protection in the United States for those applications filed after March 16, 2013.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the European Union Member States and the public.

Further, under the Pediatric Research Equity Act, or PREA, an NDA, biologics license application, or BLA, or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

For example, in January 2024, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency adopted a negative opinion on the marketing authorization application, or MAA, for SYFOVRE in the European Union. While we are seeking re-examination of the MAA, we cannot be certain that such re-examination will be successful, and we may be required to conduct additional clinical trials of SYFOVRE. Because regulators in other jurisdictions, including those in the Access Consortium countries (including the United Kingdom, Switzerland, Australia and Canada) are influenced by decisions of the FDA and the EMA, a negative opinion by the FDA or the EMA may adversely impact the prospects for approval in other jurisdictions.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The United Kingdom and European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

We intend to conduct certain of our clinical trials globally . However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We have conducted and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review in the United States, and PRIME (priority medicines) in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, early and frequent interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of data submitted by the sponsor, that a Fast Track product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation shortens the goal for the FDA to review an application within six months, rather than the standard review period of ten months.

These designations require a sponsor to submit an application for review and approval by the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the European Union, we may seek PRIME for some of our product candidates in the future. PRIME is a voluntary program launched by the EMA that is aimed at enhancing the scientific and regulatory support for the development and accelerated assessment of new product candidates that target an unmet medical need. PRIME is aimed to offer early and proactive support to sponsors to optimize the generation of robust data on the product’s benefits and risks and enable accelerated regulatory assessment of new marketing applications. To be eligible for PRIME, a product candidate must meet the eligibility criteria in respect to its potential to offer a major therapeutic advantage over existing treatments, or benefit patients who do not have any treatment options. The benefits of PRIME include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. We may apply for PRIME and it may not be granted. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

Where appropriate, we plan to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated registration pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

Where appropriate, we plan to pursue accelerated development strategies in areas of medical need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further,

FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will not be legally binding even when finalized, we will need to consider the FDA’s guidance if we seek accelerated approval for any of our products in the future.

In the European Union, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (i.e., Fast Track designation, Breakthrough Therapy designation or orphan drug designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

The FDA, EMA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labelling, or in other jurisdictions for uses that differ from the labelling or uses approved by the applicable regulatory authorities. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory authorities actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labelling, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In addition, our ability to maintain approval and market our new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a Risk Evaluation and Mitigation Strategies, or REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that asked the U.S. Supreme Court to review the Appeals Court decision. On December 13, 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

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

In addition, disruptions may still result also from the recent COVID-19 pandemic or any similar event that may occur in the future. During the recent COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a resurgence of the recent COVID-19 pandemic or a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to the recent COVID-19 pandemic or a similar public health emergency and may also experience delays in their regulatory activities.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the ACA. Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, or CAA, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common health technology assessment, or HTA, tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act of 2022, or IRA.

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

On August 16, the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations, and financial condition.

In addition, in some countries, including member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New Hampshire and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and which imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the EC to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU’s GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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
•
business interruptions resulting from geopolitical actions, including war, terrorism, and civil and political unrest (such as the ongoing conflicts in the Middle East and between Russia and Ukraine), or natural disasters including earthquakes, typhoons, floods and fires; and
•
supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.

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

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products outside of the United States must be made in compliance with these laws and regulations. If we or our collaborators fail to comply with these laws and regulations, we or they and certain of our or their employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us or our collaborators and the respective responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

•
our success in commercializing EMPAVELI and SYFOVRE;
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

For example, the trading price of our common stock experienced significant volatility in 2023. On June 13, 2023, the closing price of our common stock on the Nasdaq Global Select Market was $93.31 and on August 7, 2023, the closing price of our common stock on the Nasdaq Global Select Market was $23.65. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results.

We and our chief executive officer have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

We and our chief executive officer have been named as defendants in a purported class action lawsuit initiated in 2023 that alleges, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The plaintiffs seek, among other relief, compensatory damages and equitable relief in favor of the alleged class of plaintiffs against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. The outcome of the matter described above cannot be predicted with certainty. However, we intend to vigorously defend against the litigation. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed. See “Part II, Item 1-Legal Proceedings”.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2023, we had options to purchase an aggregate of 8,663,776 shares of our common stock outstanding, of which options to purchase 6,712,201 shares were vested and 4,301,126 outstanding unvested restricted stock units that upon vesting would result in the issuance of 4,301,126 shares of our common stock. We also had pre-funded warrants to purchase 2,380,956 shares of our common stock outstanding. The shares issuable upon exercise or vesting can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 10,778,303 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Changes in tax laws or in their interpretation could adversely affect our business and financial condition.

Changes in tax law could adversely affect our business or financial condition. For example, on December 22, 2017, the U.S. government enacted legislation, commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, that significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for taxable years beginning after December 31, 2020 and limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).

As part of Congress’ response to the COVID-19 pandemic, in addition to the CARES Act, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The IRA, which was signed into law in August 2022, also introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded corporations.

Regulatory guidance under the TCJA, the IRA, and additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Congress may enact additional legislations, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to such legislation.

The enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Cooperation and Development’s (“OECD”) project on “Base Erosion and Profit Shifting” by tax authorities in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to tax global corporate profits and enactment of minimum global tax rate of 15%. Many countries have or are in the process of enacting legislation intended to implement the OECD Global Anti-Base Erosion (“GloBE”) Model Rules effective on January 01, 2024. The impact on the Company will depend on the timing of implementation, the exact nature of each country’s GloBE legislation, guidance, and regulations thereon and their application by the tax authorities either prospectively or retrospectively.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2023, we had both federal and state net operating loss carryforwards of $494.1 million and $524.0 million, respectively, and federal and state research and development tax credit carryforwards of $85.7 million and $20.2 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $449.8 million may be carried forward indefinitely. The remaining net operating loss and research and development tax credit carryforward will begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the CARES Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 14, “Income Taxes,” of the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our accounting for income taxes.

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

As of February 20, 2024, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 18.0% of our outstanding common stock, including one of our largest stockholders, Morningside Venture Investments Ltd., which beneficially owned approximately 10.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats and employee, health care professionals, or HCPs, and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including consultants, independent privacy assessors, and computer security firms to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

The Audit Committee of the Board of Directors provides direct oversight over cybersecurity risk. The Audit Committee receives quarterly updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Head of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees, HCPs and patients to address cybersecurity risks. The Head of Information Technology cybersecurity function brings security credentials and expertise, with broad global cybersecurity and compliance experience in life science, healthcare, and federal government. In addition to our cybersecurity team, a managed security service provider provides us with additional coverage to monitor, detect and respond to threats and vulnerabilities.

In an effort to deter and detect cyber threats, we provide all employees, including part-time and temporary employees, with cybersecurity information and training, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. Our third-party risk management program is integrated with global sourcing and procurement, and requires vendor risk assessments, incident reporting, and data protection controls. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

Item 2. Properties.

Details of our principal properties as of December 31, 2023, are provided below:

Location	Function	Size	Property Interest
Waltham, MA, USA	Corporate Headquarters	77,818 sq. ft.	Leased
San Francisco, CA, USA	Office space	9,478 sq. ft.	Leased
Zug, Switzerland	Office space	938 sq. m.	Leased
Melbourne, Australia	Office space	241 sq. m.	Leased
Munich, Germany	Office space	1,363 sq. m.	Subleased
Watertown, MA, USA	Lab space	9,704 sq. ft.	Leased

Item 3. Legal Proceedings.

On August 2, 2023, Judith M. Soderberg filed a putative class action in the United States District Court for the District of Delaware against the Company and certain current and former executive officers of the Company (the “Complaint”). The Complaint alleges, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The Complaint seeks, among other relief, compensatory damages and equitable relief in favor of the alleged class against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. On October 2, 2023, the defendants moved to transfer the action to the United States District Court for the District of Massachusetts. The Court has not yet ruled on this motion.

On October 23, 2023, the Court appointed Ray Peleckas and Michigan Laborers’ Pension Fund together as Co-Lead Plaintiffs and assigned the action the caption In Apellis Pharmaceuticals, Inc. Securities Litigation, Case 1:23-cv-00834-MN. The Co-Lead Plaintiffs filed an amended complaint on February 8, 2024 (the “Amended Complaint”). The Amended Complaint is brought on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021 and July 28, 2023, inclusive, names the Company and President and Cedric Francois, our chief executive officer, as defendants, and makes similar allegations, asserts the same claims and seeks the same relief as the Complaint.

The outcome of the matter described above cannot be predicted with certainty. However, we intend to vigorously defend against the litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “APLS” since November 9, 2017. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 20, 2024, we had 5 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below compares the cumulative total stockholder return on our common stock between December 30, 2018 and December 31, 2023, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on December 31, 2018 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Apellis Pharmaceuticals, Inc .
APLS- USQ
12/31/2018 to 12/31/2023
(Daily)
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/30/2018
12/30/2019
12/30/2020
12/30/2021
12/30/2022
12/30/2023
NASDAQ Composite Index
Apellis
NASDAQ Biotech Index

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE (pegcetacoplan injection), the first approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the year ended December 31, 2023, we generated $275.2 million in net product revenue from sales of SYFOVRE.

In December 2022, we also submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA. The EMA subsequently provided MAA validation and the application is under review. In January 2024, we announced that the Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion on the MAA for intravitreal pegcetacoplan. We are initiating the re-examination of the application. Additionally, we received validation of our marketing applications by regulatory authorities in Canada, Australia, the United Kingdom, and Switzerland for the treatment of GA. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

In July 2023, we disclosed that we had received reports of a small number of events of retinal vasculitis following SYFOVRE treatment. As of mid-February 2024, and following the distribution of more than 200,000 doses (commercial and sample) of SYFOVRE, we estimate that the rate of incidence of retinal vasculitis remains rare at approximately 0.01% per injection. In November 2023, we updated the U.S. Prescribing Information, or USPI, for SYFOVRE in collaboration with the FDA to include the events of retinal vasculitis with or without occlusion as part of the “Warnings and Precautions and Adverse Reactions – Postmarketing Experience” sections of the USPI. We believe that the reports of retinal vasculitis had an adverse impact on our sales of SYFOVRE during the year ended December 31, 2023.

The U.S. Centers for Medicare & Medicaid Services assigned a permanent and product-specific J-code for SYFOVRE, which became effective on October 1, 2023. J-codes are permanent reimbursement codes used by government payers and commercial insurers to facilitate billing of Medicare Part B treatments, which must be administered by a healthcare professional.

In May 2021, the FDA approved EMPAVELI (pegcetacoplan), the first targeted C3 therapy for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH. EMPAVELI is approved for use in adults with PNH and can be used by patients who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. We believe that EMPAVELI has the potential to elevate the standard of care in PNH and are seeking to establish EMPAVELI as the preferred first-line treatment for patients. In the United States, there are approximately 1,500 patients with PNH currently being treated with C5 inhibitors and another 150 patients who are expected to be newly diagnosed each year. In October 2023, the FDA approved the EMPAVELI injector, a compact, single-use, on-body device designed to enhance self-administration of EMPAVELI. For the years ended December 31, 2023 and 2022, we generated $91.0 million and $65.1 million, respectively, in net product revenue from sales of EMPAVELI.

In December 2021, the European Commission, or the EC, approved Aspaveli (pegcetacoplan) for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months. In January 2024, following the submission of the Phase 3 PRINCE data in treatment-naïve PNH patients, the EC updated the Aspaveli indication statement to include all PNH patients with hemolytic anemia. To date, systemic pegcetacoplan has also been approved for the treatment of PNH in Japan, Saudi Arabia, Australia, the United Kingdom and other jurisdictions. Systemic pegcetacoplan is currently marketed under the trade name EMPAVELI in the United States, Saudi Arabia and Australia and Aspaveli in the European Union, Japan and United Kingdom. Under our collaboration and license agreement, or the Sobi collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan and initiated the commercial launch of EMPAVELI/Aspaveli in jurisdictions outside of the United States during the first quarter of 2022. We have commercialization rights for systemic pegcetacoplan in the United States.

We believe that inhibition of the complement system by targeting C3 may enable a broad range of therapeutic approaches, and that pegcetacoplan has the potential to address the limitations of existing treatment options or provide a treatment option in indications where there currently are none. Under our collaboration with Sobi, we are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and immune complex membranoproliferative glomerulonephritis, or IC-MPGN, in nephrology. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling adeno associated virus, or AAV, vector administration for gene therapies.

Under our collaboration with Sobi, we are co-developing systemic pegcetacoplan for hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. In January 2024, Sobi, with our agreement, discontinued the CASCADE Phase 3 trial evaluating systemic pegcetacoplan in patients with cold agglutinin disease, or CAD, due to the decreased medical need in CAD and the limited number of patients eligible for the CASCADE trial. In May 2023, we and Sobi announced that the Phase 2 MERIDIAN study evaluating systemic pegcetacoplan for amyotrophic lateral sclerosis, or ALS, did not meet its primary or key secondary endpoints. Based on this lack of efficacy, we and Sobi discontinued development of systemic pegcetacoplan for ALS.

We are developing additional product candidates with other routes of administration. These candidates include APL-3007, a small interfering RNA, or siRNA, which is in a Phase 1 clinical trial in healthy volunteers, as well as an oral complement inhibitor in preclinical development. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

In the third quarter of 2023, we effected a workforce reduction of approximately 225 employees, or approximately 25% of our then current workforce. Pursuant to the restructuring, we determined to (i) continue to support the U.S. commercial launch of SYFOVRE and prepare for potential ex-U.S. launches (ii) reduce EMPAVELI expenses through a more focused commercial and medical PNH organization, (iii) prioritize research initiatives in retina and central nervous system diseases and (iv) continue our collaboration with Beam. At that time, we estimated that the corporate restructuring and associated reduction in workforce would result in total cost savings of up to $300 million through 2024, including more than $70 million in expected net costs savings related to the reduction in workforce and up to $230 million related to elimination of planned external expenses. Our workforce reduction was substantially completed in the three months ended September 30, 2023. We do not expect to incur any material additional costs relating to the workforce reduction in 2024.

To date, we have financed our operations primarily through $1.9 billion in net proceeds from public offerings of our common

Stock and pre-funded warrants to purchase common stock, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and $65.0 million development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our initial public offering, or IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock

We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for at least this year. Our net losses were $528.6 million, $652.2 million, and $746.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $2.8 billion.

Our operating results may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur significant commercialization expenses related to sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for the treatment of PNH and the commercialization of SYFOVRE for the treatment of GA. In addition, we expect to continue to incur these expenses if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and our other product candidates; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization.

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

In June 2019 we amended the SFJ agreement to include an additional $20 million funding payment. SFJ paid us $80.0 million under the amended SFJ agreement between June 2019 and January 2020.

Under the SFJ agreement, following regulatory approvals by the FDA and the EC for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021 and $5.0 million in January 2022 in connection with the EC approval in December 2021. In addition, we paid $11.5 million in connection with the one-year anniversary of the FDA approval in May 2022 and $18.0 million in connection with the one-year anniversary of the EC approval in December 2022 and $24.5 million in connection with the two-year anniversary of FDA approval in May 2023 and $31.0 million in connection with the two-year anniversary of EC approval in December 2023. We are obligated to pay SFJ additional payments due on each anniversary of FDA and EC regulatory approval through 2027.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of December 31, 2023.

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

In January 2021, July 2021 and July 2022, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes and 2020 Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes and 2020 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock we issued. In accordance with ASC Topic 470-20, “Debt – Debt with Conversion and Other Options,” or ASC 470-20, we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes was again triggered as of December 31, 2023, and as a result the Convertible Notes are convertible at the option of the holders until March 31, 2024.

As of December 31, 2023 we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled. Approximately $93.9 million principal amount of Convertible Notes remained outstanding and held by third parties as of December 31, 2023.

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

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which we received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe and $5.0 million in October 2023 for the achievement of a regulatory development milestone in Japan. Following our and Sobi’s decision to discontinue development of systemic pegcetacoplan for CAD and ALS, we will not achieve the milestones related to those indications, which represent $120.0 million of the $915.0 million aggregate amount. Sobi also agreed to reimburse us for up to $80.0 million in development costs, of which we received $25.0 million in January 2021, $20.0 million in January 2022 and $20.0 million in January 2023. In January 2024, we waived the payment of the final reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

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

Financial Operations Overview

Revenue

Our revenues consist of product sales of EMPAVELI and SYFOVRE, and revenues derived from our collaboration arrangement with Sobi.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses by program.

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

Product Revenues

As of December 31, 2023, our revenues from net product sales were generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021 and SYFOVRE for the treatment of GA in February 2023. We sell EMPAVELI and SYFOVRE principally through arrangements with specialty pharmacies, or SPs, and specialty distributors, or SDs, who are our customers. The customers subsequently resell the product to patients and health care providers.

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

We have determined that the collaboration agreement is within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, as a contractual arrangement that involves a joint operating activity whereby both parties are (i) active participants in the activity and (ii) exposed to certain significant risks and rewards dependent on the commercial success of the activity. ASC Topic 808 does not address measurement or recognition matters but allows for analogizing to ASC 606, Revenue from Contracts with Customers, or ASC 606. Pursuant to ASC 606, we performed the following five steps: (i) identified the contract with a customer; (ii) identified the performance obligations in the contract; (iii) determined the transaction price; (iv) allocated the transaction price to the performance obligations in the contract; and (v) recognized revenue when the entity satisfied a performance obligation.

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

The milestone and royalty payments are subject to activities outside our control. Per ASC 606, we consider this to be a customer/ vendor relationship; therefore, we will include the regulatory milestone payments in the total transaction price when it is probable that a significant reversal of revenue would not occur in a future period. We will recognize commercial milestone and royalty revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which the commercial milestone or royalty has been allocated has been satisfied. In case of commercial milestone or royalty payments, we will recognize revenue in the same period that the sales are completed for which we are contractually entitled to the milestone or percentage-based royalty payment. For the year ended December 31, 2023, we have recognized $10.0 million of royalty revenue. Management periodically assesses the elements of the contract and re-evaluate revenue recognition as necessary.

Pursuant to ASC 606, the $250.0 million non-refundable upfront payment is recognized as revenue as this is the amount allocated to the license. The $80.0 million reimbursement for research and development activities does not constitute a customer/vendor relationship and, thus, is not in the scope of ASC 606. As ASC 808 does not include recognition guidance we have established an accounting policy to recognize the payments under the reimbursement as a receivable on the balance sheet in an amount that is to be reimbursed based upon expense incurred by us, with a contra- research and development expense recognized in the statement of operations, over time as the expenses are incurred. See Note 12, License and Collaboration Agreements, included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, for more information related to the Sobi Collaboration and License Agreement.

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

Since ASC 808 does not provide recognition guidance, we refer to the guidance under ASC 730 to arrangements involving our payments to third parties. ASC 730 requires us to recognize research and developments costs as expense as incurred since there is no alternative use. See Note 12, License and Collaboration Agreements, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

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

Prior to receiving FDA approval for EMPAVELI and SYFOVRE the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. As a result, the manufacturing costs related to the EMPAVELI and SYFOVRE inventory build-up incurred before FDA approval were already expensed in a prior period and are therefore excluded from the cost of goods sold.

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

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 25.3405 shares per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $39.4625 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if we deliver a notice of redemption, we are required to increase the conversion rate for a holder who elects to convert its notes in connection with such corporate event or a notice of redemption, as the case may be, in certain circumstances as provided in the Indenture. The Convertible Notes are subject to redemption at our option, as of September 20, 2023, if certain conditions are met. The redemption price is equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In January 2021, July 2021 and July 2022, we entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of the 2019 Convertible Notes and 2020 Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes and 2020 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock issued by us. In accordance with ASC 470-20 we accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. We accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

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

Asa result of the July 2021 exchange transactions, we reduced net debt outstanding and increased net equity on the consolidated balance sheet by $197.0 million, consisting of the par value of the Convertible Notes exchanged of $201.1 million less the $4.1 million of remaining debt issuance costs associated with the exchanged notes. We also increased shares outstanding by 5,992,217 shares consisting of 5,097,166 shares issued at the initial conversion rate in the Indenture of 25.3405 plus an additional 895,051 shares. Additionally, we issued 78,419 shares as settlement of issuance costs paid to our financial advisor in connection with the exchange transaction.

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

The conditional conversion feature of the Convertible Notes was triggered as of December 31, 2023, and as a result the Convertible Notes are convertible at the option of the holders until March 31, 2024.

As of December 31 2023, we held $425.4 million principal of exchanged notes in treasury and such notes have not been cancelled. Approximately $93.9 million principal amount of Convertible Notes was outstanding and held by third parties as of December 31, 2023.

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

Development Liability

On May 14, 2021, we obtained regulatory approval of EMPAVELI in the United States from the FDA. On December 15, 2021, we obtained regulatory approval in the European Union from the EMA. Following the FDA and EMA approvals, we are obligated to make payments following pre-determined fixed payment schedules as set forth in the SFJ agreement and SFJ amendment to pay SFJ the initial and subsequent annual payments totaling $456.0 million as of December 31, 2021 (excluding the $4.0 million initial payment for FDA approval made in June 2021) with the initial payment for EMA approval of $5.0 million due January 2022, which we paid in January 2022, and final annual payment due December 2027. From December 15, 2021 and thereafter until the final annual payment is due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under ASC 835 over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the consolidated income statement.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
(in thousands)	2023	2022	$	%
Revenue:
Product Revenue, net	$366,281	$65,092	301,189	463%
Licensing and other revenue	30,310	10,330	19,980	193%
Total revenue:	396,591	75,422	321,169	426%
Operating expenses:
Cost of sales	58,510	5,636	52,874	938%
Research and development	354,387	387,236	(32,849)	(8%)
General and administrative	500,815	277,163	223,652	81%
Total operating expenses	913,712	670,035	243,677	36%
Net operating loss	(517,121)	(594,613)	77,492	(13%)
Loss on conversion of debt	—	(32,890)	32,890	(100%)
Interest income	20,933	8,914	12,019	135%
Interest expense	(29,581)	(32,626)	3,045	(9%)
Other (expense)/ income, net	(727)	(288)	(439)	152%
Net loss before taxes	(526,496)	(651,503)	125,007	(19%)
Income tax expense	2,132	669	1,463	219%
Net loss	$(528,628)	$(652,172)	$123,544	(19%)

Product Revenue, Net

Our product revenue, net is derived from sales of EMPAVELI and SYFOVRE sales in the United States. We recognized $366.3 million and $65.1 million of net product revenue as of December 31, 2023 and 2022, respectively. The net product revenue of $366.3 million for the year ended December 31, 2023, consists of $91.0 million in net product revenue from sales of EMPAVELI and $275.2 million in net product revenue from sales of SYFOVRE. The net product revenue of $65.1 million for the year ended December 31, 2023 consisted solely of net product revenue from sales of EMPAVELI. SYFOVRE was approved by the FDA in February 2023 and we did not record any net product revenue from sales of SYFOVRE in the year ended December 31, 2022.

Licensing and Other Revenue

Licensing and other revenue was $30.3 million and $10.3 million for the year ended December 31, 2023 and 2022, respectively. Licensing and other revenue of $30.3 million for the year ended December 31, 2023 consisted of $10.0 million in revenue from product supplied to Sobi, $15.3 million in royalty revenue from Sobi and $5.0 million from collaboration with Sobi. Licensing and other revenue of $10.3 million for the year ended December 31, 2022 consisted of $7.3 million in revenue from product supplied to Sobi and $3.0 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $58.5 million and $5.6 million for the year ended December 31, 2023 and 2022, respectively. The increase in cost of sales was primarily driven by a $22.9 million increase due to increased product volume from commercial sales and product provided under our patient assistance programs, a $7.0 million increase from cost of supply provided under the Sobi collaboration agreement, a $11.2 million increase in royalty expense, a $6.5 million increase due to the achievement of various sales-based milestones, a $0.5 million increase due to a sublicense fee, and a $4.9 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI on May 14, 2021, the costs associated with the manufacture of EMPAVELI inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the years ended December 31, 2023 and 2022 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA inventory is sold to customers. As of December 31, 2023, the remaining pre-FDA approved inventory was $19.4 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2023 and 2022, together with the dollar increase or decrease and percentage change in those items:

(In thousands)	Year Ended December 31,		Change	Change
	2023	2022	$	%
Program-specific external costs:
PNH	$19,504	$22,954	(3,450)	(15%)
IC-MPGN & C3G	36,160	20,872	15,288	73%
ALS	9,378	16,876	(7,498)	(44%)
CAD	7,115	11,159	(4,044)	(36%)
HSCT-TMA	2,842	3,314	(472)	(14%)
GA	52,078	82,325	(30,247)	(37%)
Other development and discovery programs	52,733	42,069	10,664	25%
Total program-specific costs	179,810	199,569	(19,759)	(10%)
Unallocated external costs
Non-program specific external costs	7,002	29,089	(22,087)	(76%)
Total unallocated external costs	7,002	29,089	(22,087)	(76%)
Unallocated internal costs
Compensation and related personnel costs	162,515	154,504	8,011	5%
Other expenses	5,060	4,074	986	24%
Total unallocated internal costs	167,575	158,578	8,997	6%
Total research and development costs	354,387	387,236	(32,849)	(8%)

Research and development expenses decreased by $32.8 million to $354.4 million for the year ended December 31, 2023 from $387.2 million for the year ended December 31, 2022, a decrease of 8%. The decrease in research and development expenses was primarily attributable to a $19.8 million decrease in program specific external costs and a $22.1 million decrease in non-program specific external costs, which were partially offset by a $8.0 million increase in compensation and related personnel costs and $1.0 million increase in other internal costs.

The decrease in our program-specific external costs of $19.8 million largely reflects reduced GA costs as a result of the impact of the approval of SYFOVRE in February 2023 and the discontinuation of the Phase 2 MERIDIAN study for ALS. These decreases were partially offset by increases in study costs consistent with the progression of our Phase 2 NOBLE trial and Phase 3 VALIANT trial for IC-MPGN and C3G as well as increases in other development and discovery programs.

The increase in compensation and related personnel costs was driven by a $5.2 million increase in salaries and benefits due to higher headcount compared to the prior year, a $1.9 million increase in severance costs related to the reduction in workforce announced in August 2023 and a $0.9 million increase in stock compensation expense associated with the grant of stock options and restricted stock units to employees. Other internal costs increased due to a $1.0 million increase in travel related expenses.

General and Administrative Expenses

General and administrative expenses increased by $223.6 million to $500.8 million for the year ended December 31, 2023, from $277.2 million for the year ended December 31, 2022, an increase of 81%. The increase was primarily attributable to an increase in employee related costs of $84.4 million, an increase in commercialization related activity of $123.2 million, an increase in professional and consulting fees of $3.2 million, an increase in travel related expenses of $5.0 million and higher office costs of $8.2 million. The increase was partially offset by a decrease in other expenses of $0.4 million. The increase in employee related costs of $84.4 million consisted of $66.8 million increase in salaries and benefits primarily due to commercialization activities to support the launch of SYFOVRE, an increase in termination costs of $5.1 million due to workforce reduction, and an increase of $14.2 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease in recruiting expenses of $1.7 million.

Loss on Conversion of Debt

Loss on conversion of debt was $32.9 million for the year ended December 31, 2022. See Note 8, Long-term Debt in the Notes to Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K, for additional details regarding the conversion of debt.

Interest Income

Interest income was $20.9 million for the year ended December 31, 2023, an increase of $12.0 million, compared to $8.9 million for the year ended December 31, 2022. The increase in interest income was primarily attributable to increased interest rates during the year ended December 31, 2023.

Interest Expense

Interest expense was $29.6 million for the year ended December 31, 2023, a decrease of $3.0 million, compared to $32.6 million for the year ended December 31, 2022. The decrease is primarily due to the lower outstanding principal amount of our convertible notes during the year ended December 31, 2023.

Other (Expense)/ Income, Net

Other expense was $0.7 million for the year ended December 31, 2023 as compared to other expense of $0.3 million for the year ended December 31, 2022. The increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $2.1 million for the year ended December 31, 2023 as compared to $0.7 million for the year ended December 31, 2022. The increase is primarily due to an expansion in state tax jurisdictions.

Comparison of the Years Ended December 31, 2022 and 2021

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023, which discussion is incorporated herein by reference, and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $1.9 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $535.8 million in net proceeds from offerings of Convertible Notes, a $250.0 million up-front payment and a $65.0 million development reimbursement payments from Sobi pursuant to the Sobi collaboration agreement, $112.6 million in proceeds from the private placement of shares of our convertible preferred stock prior to our IPO, $140.0 million under the SFJ agreement, $20.0 million in proceeds from borrowings under a term loan facility with Silicon Valley Bank, and $7.0 million in proceeds from our issuance and sale of a promissory note. We have repaid the term loan facility and the promissory note in full, and we exchanged $425.4 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which the Company may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the year ended December 31, 2023.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million.

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

We expect to enter into agreements with the capped call counterparties to unwind a portion of the capped call transactions on February 27, 2024. The unwind agreements will apply to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2023 or have been previously converted. We expect that aggregate cash proceeds to us from the unwind transactions will be approximately $100 million. The unwind transactions will be settled based on the volume-weighted average price of our common stock over a 7-day averaging period beginning on and including February 27, 2024, and the amount of cash proceeds that we receive at the end of the averaging period may be higher or lower than the expected amount. In connection with the unwind, the counterparties may sell shares of our common stock in secondary market transactions, and/or unwind various derivative transactions with respect to our common stock.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(594,735)	$(513,745)
Net cash (used in) /provided by investing activities	(674)	59,893
Net cash provided by financing activities	394,499	365,659
Effect of exchange rate changes on cash and cash equivalents	135	(488)
Net decrease in cash and cash equivalents	$(200,775)	$(88,681)

Net Cash Used in Operating Activities

Net cash used in operating activities was $594.7 million for the year ended December 31, 2023 and consisted primarily of a net loss of $528.6 million adjusted for $134.1 million of non-cash items, including share-based compensation expense of $105.9 million, depreciation expense of $1.8 million, accretion of discount to the development liability of $26.0 million and accretion of discounts for convertible debt of $0.3 million. Further, it included a net increase in operating assets of $200.2 million, which was driven by increases in accounts receivable of $198.7 million, an increase in inventory of $60.6 million, and an increase in prepaid assets of $1.9 million, which was partially offset by an increase in accounts payable and accrued expenses of $35.1 million and a decrease in other assets of $25.9 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $0.7 million due primarily to purchases of fixed assets and partially offset by proceeds from the sale of fixed assets.

Net cash provided by investing activities during the year ended December 31, 2022 was $59.9 million due primarily to $393.2 million in proceeds from maturities of marketable securities, partially offset by $331.9 million in purchases of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $394.5 million during the year ended December 31, 2023 and consisted primarily of proceeds from the follow-on common stock and pre-funded warrant offering in March 2023 of $384.4 million, $71.3 million proceeds upon the exercise of stock options and $5.4 million proceeds from the issuance of our common stock under the employee stock purchase plan, partially offset by payments of $55.5 million for the development liability as well as the payments of employee tax withholding related to equity-based compensation of $11.0 million.

Net cash provided by financing activities was $365.7 million during the year ended December 31, 2022 and consisted primarily of proceeds from the follow-on common stock offering in March 2022 of $380.1 million, $21.5 million of proceeds upon the exercise of stock options and $4.2 million proceeds from the issuance of common stock under the employee stock purchase plan, partially offset by payments of $34.5 million for the development liability as well as $5.7 million for the payments of employee tax withholdings related to equity-based compensation.

Funding Requirements

We expect to continue incur expenses to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH and SYFOVRE for GA. In addition, we expect to continue to incur expenses as we prioritize the ongoing development of systemic pegcetacoplan and focus our research initiatives on high potential opportunities.

We believe that our cash and cash equivalents as of December 31, 2023 and the cash that we anticipate generating from the unwind of the capped call transactions, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercial infrastructure for SYFOVRE for GA. We are also devoting substantial resources to the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI and SYFOVRE in the United States;
•
the cost of and our ability to obtain regulatory approvals of SYFOVRE outside of the United States and to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
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

If our cash and cash equivalents, cash generated from the unwind of the capped call transactions, and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds, which may include equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. We currently do not have any committed external source of funds.

If we are unable to generate sufficient funds from unwinding the capped call transactions and sales of EMPAVELI and SYFOVRE, or raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2023:

	Payments Due by Period
(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
SFJ agreement	$366,000	$98,750	$212,000	$55,250	$—
Convertible notes (1)	102,797	3,286	99,511	—	—
Non-cancellable purchase commitments (2)	110,677	107,877	800	2,000	—
Operating leases (3)	19,789	7,393	11,537	859	—
Total	$599,263	$217,306	$323,848	$58,109	$—

(1)
Amounts include interest on long-term debt obligations under the debt outstanding as of December 31, 2023, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity.
(2)
Amounts include our obligations under supply agreements with Bachem and NOF as of December 31, 2023 and obligations under supply agreements with other vendors.
(3)
Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Under the SFJ agreement, following regulatory approval by the FDA in May 2021 for the use of systemic pegcetacoplan as a treatment for PNH, we became obligated to pay SFJ an initial payment of $4.0 million and then an additional $226.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. We paid SFJ the initial payment of $4.0 million in June 2021, its first annual payment of $11.5 million in May 2022 and the second annual payment of $24.5 million in May 2023. The subsequent annual payments remaining are due and payable in May of each year from 2024 through 2027.

Following regulatory approval of systemic pegcetacoplan by the EMA in December 2021, we became obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. We paid SFJ the initial payment of $5.0 million in January 2022 the first annual payment of $18.0 million in December 2022, and its second annual payment of $31.0 million in December 2023. The subsequent annual payments are due and payable in December of each year from 2024 through 2027.

We have paid SFJ a total of $94.0 million as of December 31, 2023 and we are obligated to pay an aggregate of $366.0 million through 2027.

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

We are a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights in the ophthalmic field of use. We are required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. We are also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, we are obligated to pay a specified portion of income it receives from sublicensees.

In April 2023, we paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In 2023, we incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which $2.0 million was paid in October 2023 and the remainder of $3.0 million was accrued for as of December 31, 2023.

As of December 31, 2023, we have incurred an aggregate royalty expense of $8.9 million as a result of sales of SYFOVRE.

In addition, we are also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in nonophthalmic fields of use, as defined therein. We are required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. We are required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires us to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, we are obligated to pay a specified portion of income we receive from sublicensees. In January 2021, we paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, we paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, we paid an additional $5.0 million to Penn upon the achievement of a development milestone. In January 2023, we paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. As of December 31, 2023, we recorded in accrued expenses $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, as of December 31, 2023, we recorded in accrued expenses $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

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

We have certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem, agreeing to purchase a significant portion of our requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, or NOF, to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2023 we are obligated to pay up to an aggregate of $94.6 million to these vendors. In addition, we have other non-cancelable purchase agreements as of December 31, 2023, under which we are obligated to pay up to an aggregate of $16.1 million to other vendors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and cash equivalents of $351.2 million, consisting primarily of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	121
Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accounting For New Customer Contracts Under ASC 606 — Refer to Notes 2 and 3 to the financial statements

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
February 27, 2024

We have served as the Company’s auditor since 2019.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$351,185	$551,801
Accounts receivable	206,442	7,727
Inventory	146,362	85,714
Prepaid assets	38,820	36,350
Restricted cash	1,114	1,273
Other current assets	22,408	36,658
Total current assets	766,331	719,523
Non-current assets:
Right-of-use assets	16,745	18,747
Property and equipment, net	4,345	6,148
Other assets	1,309	15,799
Total assets	$788,730	$760,217
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,516	$37,342
Accrued expenses	127,806	95,139
Current portion of development liability	75,830	29,504
Current portion of right-of-use liabilities	6,441	5,625
Total current liabilities	247,593	167,610
Long-term liabilities:
Long-term development liability	239,817	315,647
Convertible senior notes	93,033	92,736
Right-of-use liabilities	11,454	14,352
Other liabilities	2,312	—
Total liabilities	594,209	590,345
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2023 and 2022; 119,556 and 110,772 shares issued and outstanding at December 31, 2023 and 2022, respectively	12	11
Additional paid-in capital	3,035,539	2,479,596
Accumulated other comprehensive loss	(3,542)	(875)
Accumulated deficit	(2,837,488)	(2,308,860)
Total stockholders’ equity	194,521	169,872
Total liabilities and stockholders’ equity	$788,730	$760,217

See accompanying notes to consolidated financial statements

B.00APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Product revenue, net	$366,281	$65,092	$15,147
Licensing and other revenue	30,310	10,330	51,416
Total revenue:	396,591	75,422	66,563
Operating expenses:
Cost of sales	58,510	5,636	200
Research and development	354,387	387,236	345,869
Cost of research collaboration	—	—	75,000
License expense	—	—	5,000
General and administrative	500,815	277,163	176,771
Total operating expenses:	913,712	670,035	602,840
Net operating loss	(517,121)	(594,613)	(536,277)
Loss on conversion of debt	—	(32,890)	(100,589)
Loss from remeasurement of development derivative liability	—	—	(97,675)
Interest income	20,933	8,914	418
Interest expense	(29,581)	(32,626)	(13,241)
Other (expense)/ income, net	(727)	(288)	1,362
Net loss before taxes	(526,496)	(651,503)	(746,002)
Income tax expense	2,132	669	352
Net loss	$(528,628)	$(652,172)	$(746,354)
Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities	—	(1)	9
Unrealized (loss)/gain on pension plans	(2,618)	1,646	—
Foreign currency (loss)	(49)	(430)	(1,982)
Total other comprehensive income/(loss)	(2,667)	1,215	(1,973)
Comprehensive loss, net of tax	$(531,295)	$(650,957)	$(748,327)
Net loss per common share, basic and diluted	$(4.45)	$(6.15)	$(8.84)
Weighted-average number of common shares used in net loss per common share, basic and diluted	118,678	106,114	84,421

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	76,130	8	1,131,013	(117)	(926,347)	204,557
Adoption of ASU 2020-06	—	—	(165,747)	—	16,013	(149,734)
Issuance of common stock in follow-on offering, net of offering costs	10,063	1	380,361	—	—	380,362
Issuance of common stock upon exercise of stock options	1,063	—	14,691	—	—	14,691
Issuance of shares in exchange of 2019 and 2020 Convertible Notes, including issuance cost	10,065	1	421,092	—	—	421,093
Forfeiture of accrued interest in exchange of 2019 and 2020 Convertible Notes	—	—	4,171	—	—	4,171
Vesting of restricted stock units, net of shares withheld for taxes	91	—	(1,788)	—	—	(1,788)
Share-based compensation expense	—	—	70,667	—	—	70,667
Issuance of common stock to employee stock purchase plan	112	—	2,970	—	—	2,970
Unrealized gain on available-for-sale investments	—	—	—	9	—	9
Net loss	—	—	—	—	(746,354)	(746,354)
Foreign currency loss	—	—	—	(1,982)		(1,982)
Balance at December 31, 2021	97,524	10	1,857,430	(2,090)	(1,656,688)	198,662
Issuance of common stock in follow-on offering, net of offering costs	8,564	1	380,119	—	—	380,120
Issuance of shares in exchange of Convertible Notes, including issuance costs	3,073	—	129,636	—	—	129,636
Forfeiture of accrued interest in exchange of Convertible Notes		—	1,287	—	—	1,287
Issuance of common stock upon exercise of stock options	1,223	—	21,483	—	—	21,483
Vesting of restricted stock units, net of shares withheld for taxes	252	—	(5,682)	—	—	(5,682)
Share-based compensation expense	—	—	91,085	—	—	91,085
Issuance of common stock to employee stock purchase plan	136	—	4,238	—	—	4,238
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Unrealized gain on pension benefit plan	—	—	—	1,646	—	1,646
Net loss	—	—	—	—	(652,172)	(652,172)
Foreign currency loss	—	—	—	(430)	—	(430)
Balance at December 31, 2022	110,772	11	2,479,596	(875)	(2,308,860)	169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	3,858	—	71,274	—	—	71,274
Vesting of restricted stock units, net of shares withheld for taxes	806	—	(11,040)	—	—	(11,040)
Share-based compensation expense	—	—	105,945	—	—	105,945
Issuance of common stock to employee stock purchase plan	112	—	5,378	—	—	5,378
Unrealized loss on pension benefit plan	—	—	—	(2,618)	—	(2,618)
Net loss	—	—	—	—	(528,628)	(528,628)
Foreign currency loss	—	—	—	(49)	—	(49)
Balance at December 31, 2023	119,556	12	3,035,539	(3,542)	(2,837,488)	194,521

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net loss	$(528,628)	$(652,172)	$(746,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	105,945	91,085	70,667
Loss on conversion of debt	—	32,890	100,589
Loss from remeasurement of development derivative liability	—	—	97,675
Loss on disposal of fixed assets	120	—	—
Forfeiture of accrued interest in exchange of convertible notes	—	1,287	4,171
Depreciation expense	1,784	1,552	1,379
Amortization of right of use assets	(80)	(65)	113
Amortization of discounts for convertible notes, net of financing costs	297	459	964
Accretion of discount to development liability	25,996	26,917	1,192
Changes in operating assets and liabilities:
Accounts receivable	(198,715)	2,375	(10,103)
Inventory	(60,647)	(69,397)	(16,317)
Prepaid assets	(1,870)	(11,479)	(13,487)
Other current assets	14,243	32,936	(40,928)
Other assets	11,700	17,490	(12,782)
Accounts payable	170	18,689	10,487
Accrued expenses	34,950	(6,312)	(10,392)
Net cash used in operating activities	(594,735)	(513,745)	(563,126)
Investing Activities
Purchase of property and equipment	(773)	(1,524)	(1,103)
Proceeds from sale of fixed assets	99	—	—
Purchase of available-for-sale securities	—	(331,863)	(171,281)
Proceeds from maturity of available-for-sale securities	—	393,280	420,000
Net cash (used in) provided by investing activities	(674)	59,893	247,616
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	380,120	380,363
Proceeds from issuance of common stock, pre-funded warrant offering, net of issuance costs	384,387	—	—
Payments for development derivative liability	—	—	(4,000)
Payments for development liability	(55,500)	(34,500)	—
Proceeds from exercise of stock options	71,274	21,483	14,691
Proceeds from issuance of common stock under employee share purchase plan	5,378	4,238	2,970
Payments of employee tax withholding related to equity-based compensation	(11,040)	(5,682)	(1,788)
Net cash provided by financing activities	394,499	365,659	392,236
Effect of exchange rate changes on cash and cash equivalents	135	(488)	(2,016)
Net (decrease) increase in cash and cash equivalents	(200,775)	(88,681)	74,710
Cash, cash equivalents and restricted cash at beginning of period	553,074	641,755	567,045
Cash, cash equivalents and restricted cash at end of period	$352,299	$553,074	$641,755

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Cont’d)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$351,185	$551,801	$640,192
Restricted cash	1,114	1,273	1,563
Total cash, cash equivalents, and restricted cash	$352,299	$553,074	$641,755
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,286	$5,003	$10,265
Cash paid for income taxes	—	$4,915	$49
Proceeds from income tax refunds net of income taxes paid	$1,759	—	—
Convertible Notes exchanged for common stock	—	$98,086	$328,017

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

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) and commercializing SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Follow-on Public Offerings

On February 22, 2023, the Company issued and sold 4,007,936 shares of common stock and, in lieu of common stock to investor who so chose, pre-funded warrants to purchase 2,380,956 shares of common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. The Company received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering costs of $0.3 million.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. From inception to December 31, 2023, the Company has incurred cash outflows from operations, losses from operations, and had an accumulated deficit of $2.8 billion, primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities. The Company has primarily financed its operations through public offerings of its common stock, convertible debt, private placements of preferred stock prior to its initial public offering, the development funding agreement with SFJ, and the collaboration agreement with Sobi. The Company has financed a portion of its operations through product sales but has not yet achieved profitability.

The Company believes that its cash and cash equivalents of $351.2 million at December 31, 2023 and the cash anticipated to be generated from the unwind of the capped call transactions, together with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements.

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

Revenue Recognition

The Company’s revenues consist of product sales of EMPAVELI and SYFOVRE and revenue derived from its collaboration arrangement with Sobi. See Note 12, License and Collaboration Agreements for further discussion related to the Sobi Collaboration and License Agreement.

The Company accounts for contracts with its customers in accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). Pursuant to ASC 606, for arrangements or transactions between participants determined to be within the scope of the contracts with customers guidance, the Company performs the following five steps to determine the appropriate amount of revenue to be recognized as the Company fulfills its obligations: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Product Revenue

The Company’s revenue from net product sales was generated in the United States following the FDA’s approval for marketing of EMPAVELI for the treatment of PNH in May 2021 and SYFOVRE in February 2023. The Company sells EMPAVELI and SYFOVRE principally through arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs and SDs. The Company provides limited right of return to the customers in cases of shipment errors or expiring or defective products. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

The Company recognizes revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to revenue. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are the Company’s significant categories of variable consideration:

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

Licensing and Collaboration Revenue

The Company analyzes license and collaboration arrangements pursuant to ASC Topic 808, Collaborative Arrangement Guidance and Considerations, (“ASC 808”) to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, the Company considers whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance or if they are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

For elements of collaboration arrangements that are not accounted for pursuant to guidance in ASC 606, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and in a separate line item from revenue recognized from contracts with customers, if any, in the consolidated statements of operations.

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

See Note 12, License and Collaboration Agreements, for further discussion related to the Sobi collaboration agreement.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: development liability, accrued expenses, prepaid expenses, convertible debt, reserves for variable consideration, reserves for excess or obsolete inventories, and income taxes.

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

The Company’s financial instruments, in addition to those presented in Note 8, Long-term Debt, and Note 11, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. Management believes that the carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates the fair value. See Note 11, Fair Value Measurements, for additional information.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write offs of its accounts receivable as of December 31, 2023, and its payment terms are generally 30-65 days for EMPAVELI and 60-150 days for SYFOVRE. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2023 and 2022, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

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

Prior to regulatory approval of its product candidates, the Company expensed costs associated with the manufacturing of its product candidates to research and development expense unless the Company was reasonably certain such costs have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of its product candidates is probable, and the Company also expects future economic benefit from the sales of the product candidates to be realized, the Company will then capitalize the costs of production as inventory. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were expensed in a prior period and are, therefore, excluded from the cost of goods sold and inventory. As of December 31, 2023, the remaining pre-FDA approved inventory was $19.4 million, which primarily consisted of raw materials.

Shipping and handling costs for product shipments are recorded as incurred in cost of sales along with costs associated with manufacturing the product and any inventory write-downs.

Development Liability

From December 15, 2021 and thereafter until the final annual payment due December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under ASC 835 over the remaining life of the SFJ agreement as defined in Note 6. The difference between the carrying amount and the total payment amount is presented as discount to the development liability. The accretion is recorded as interest expense in the consolidated income statement.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company did not have any significant uncertain tax positions.

Share-Based Compensation - Options

The Company measures stock-based compensation cost at the accounting measurement date based on the fair value of the option and recognizes the expense related to awards to employees on a straight-line basis over the requisite service period of the option, which is typically the vesting period. Forfeitures are recognized as they occur.

The Company estimates the fair value of each option using the Black-Scholes option pricing model that considers the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on a review of the historical volatility of similar publicly held companies in the biotechnology field over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term. These assumptions are subjective and changes in them could significantly impact the value of the option and hence the related compensation expense.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued an amendment to the accounting guidance on segment reporting. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15,

2024. Retrospective application is required, and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues, net of sales discounts and allowances and reserves as of December 31, 2023, 2022 and 2021 totaled $366.3 million, $65.1 million and $15.1 million. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Year Ended December 31,
	2023	2022	2021
Products:
EMPAVELI	$91,033	$65,092	$15,147
SYFOVRE	275,248	—	—
Total product revenue, net	$366,281	$65,092	$15,147

The Company’s accounts receivable balance of $206.4 million as of December 31, 2023 and $7.7 million as of December 31, 2022 primarily consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from its collaboration with Sobi. The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $16.6 million and $2.4 million as of December 31, 2023 and 2022. respectively. These amounts are included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2023.

The following table summarizes activity in each of the product revenue allowance and reserve categories as of December 31, 2023 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2021	$67	$716	$167	$951
Provision related to sales in the current year	614	4,569	1,185	6,368
Adjustments related to prior period sales	(156)	(246)	(385)	(787)
Credits and payments made	(362)	(3,103)	(716)	(4,181)
Ending balance at December 31, 2022	$164	$1,936	$251	$2,351
Provision related to sales in the current year	17,690	26,661	4,698	49,050
Adjustments related to prior period sales	(112)	(1,223)	(2,481)	(3,817)
Credits and payments made	(12,068)	(18,476)	(415)	(30,960)
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Year Ended December 31,
	2023	2022	2021
Customer A	24%	99%	99%
Customer C	16%	—	—
Customer D	54%	1%	—

	Percent of Product Sales Receivable
	As of December 31,
	2023	2022
Customer A	4%	96%
Customer C	22%	3%
Customer D	66%	—

4. Inventory

The Company’s inventory of EMPAVELI and SYFOVRE consisted of the following as of December 31, 2023, and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Raw materials	$32,724	$29,847
Semi-finished goods	82,924	54,101
Finished goods	30,714	1,766
Total inventories	$146,362	$85,714

Inventory amounts written down as a result of excess, obsolete, unmarketability or other reasons are charged to cost of sales. For the years ended December 31, 2023 and 2022, the Company recognized write-downs of $6.4 million and $1.5 million, respectively.

5. Prepaid and Other Current Assets

Prepaid assets and other current assets consisted of the following as of December 31, 2023, and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Down payments for inventory	$16,296	$13,987
Prepaid research and development	13,931	15,181
Other prepaid expenses	8,593	7,182
Total prepaid expenses	$38,820	$36,350

	December 31,
	2023	2022
Royalties receivable	3,054	$1,442
ERC credit	—	8,711
Receivable from collaboration agreement (1)	15,000	20,000
Deposits and other current assets	4,354	6,505
Total other current assets	$22,408	$36,658
(1)
In January 2024 the Company waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria. The ERC provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The ERC is equal to 70% of qualified wages paid to employees during 2021 calendar year for a maximum credit of $7,000 per employee for each calendar quarter through September 30, 2021. In November 2022, the Company filed for an $8.7 million refund under the CARES Act relating to the ERC. The full refund amount was received in 2023.

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

In June 2019 we amended the SFJ agreement to include an additional $20 million funding payment. SFJ paid us $80.0 million under the amended SFJ agreement between June 2019 and January 2020.

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

Following regulatory approval of systemic pegcetacoplan by the European Medicines Agency(“EMA”) in December 2021, the Company became obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company paid SFJ the initial payment of $5.0 million in January 2022 its first annual payment of $18.0 million in December 2022 and its second annual payment of $31.0 million in December 2023. The subsequent annual payments are due and payable in December of each year from 2024 through 2027.

The Company has paid SFJ a total of $94.0 million as of December 31, 2023.

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

From December 15, 2021 to the final annual payment due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method under the ASC Topic 835, Interest, over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the unaudited condensed consolidated statement of operations.

The following table summarizes the development liability (in thousands):

	December 31,
	2023	2022	Effective Interest Rate
Development liability	$366,000	$421,500	7.91%
Less: Unamortized discount to development liability	(50,353)	(76,349)
Less: Current portion of development liability, net of discount	(75,830)	(29,504)
Total long term development liability	239,817	315,647

As of December 31, 2023 and December 31, 2022 interest expense of $26.0 million and $26.9 million was recorded for the accretion of the development liability. For the period from December 15, 2021 through December 31, 2021, $1.2 million of interest expense was recorded for the accretion of the development liability.

Future minimum SFJ payments as of December 31, 2023 is as follows (in thousands):

2024	$98,750
2025	103,000
2026	109,000
2027	55,250
Total future minimum payments	366,000

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2023, and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Accrued research and development	$28,318	$34,849
Accrued royalties	10,197	907
Accrued payroll liabilities	51,781	43,212
Product revenue reserves	16,625	2,351
Other	20,885	13,820
Total accrued expenses	$127,806	$95,139

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

Prior to September 20, 2023, the Company could not redeem the Convertible Notes. From and after September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of December 31, 2023.

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

In January 2021, July 2021 and July 2022, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes and 2020 Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes and 2020 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock issued by the Company. In accordance with ASC Topic 470-20, “Debt – Debt with Conversion and Other Options,” (“ASC 470-20”) the Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt as an inducement by expensing the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes was triggered as of December 31, 2023, and as a result the Convertible Notes are convertible at the option of the holders until March 31, 2024.

As of December 31, 2023 and 2022, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

The outstanding balance of the Convertible Notes as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Liability
Principal	93,897	93,897
Less: debt discount and issuance costs, net	(864)	(1,161)
Net carrying amount	93,033	92,736

The following table sets forth total interest expense recognized related to the Convertible Notes during the twelve months ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of debt issuance costs	297	459	964
Contractual interest expense	3,286	5,248	11,086
Total interest expense	$3,583	$5,707	$12,050

Future minimum payments on Convertible Notes payable as of December 31, 2023 is as follows (in thousands):

2024	$3,286
2025	3,286
2026	96,225
Total future minimum payments	102,797
Less: interest	(8,900)
Less: debt discount and issuance costs, net	(864)
Less: current portion	—
Convertible senior notes	93,033

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

As of December 31, 2023 and 2022, all leases were classified as operating lease assets and liabilities. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Operating lease assets	$16,745	$18,747
Operating lease liabilities	$17,895	$19,977
Weighted average remaining term in years	2.83	3.57
Weighted average discount rate used to measure outstanding lease liabilities	7.20%	7.26%

For the years ended December 31, 2023, 2022, and 2021, the total lease cost for operating lease expense was approximately $7.0 million, $6.2 million, and $5.6 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Operating cash flows from operating leases	$7,939	$7,375	$5,989
Operating lease assets obtained in exchange for lease obligations	2,700	—	$5,675

The maturity of the Company’s operating lease liabilities as of December 31, 2023 are as follows (in thousands):

2024	$7,393
2025	6,238
2026	5,299
2027	859
Total future minimum lease payments	19,789
Less imputed interest	(1,894)
Total operating lease liabilities	$17,895

10. Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated other comprehensive income/(loss), by component for the years ended December 31, 2023 and 2022 (in thousands):

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2022	$—	$(2,521)	$1,646	$(875)
Net other comprehensive income (loss)	—	(49)	(2,618)	$(2,667)
Balances, December 31, 2023	$—	$(2,570)	$(972)	$(3,542)

	Unrealized Gains (Losses) from Marketable Securities	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) from Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2021	$1	$(2,091)	$—	$(2,090)
Net other comprehensive income (loss)	(1)	(430)	1,646	$1,215
Balances, December 31, 2022	$—	$(2,521)	$1,646	$(875)

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not re-measured on a recurring basis (in thousands):

		December 31, 2023
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$276,391	$—	$—	$276,391
Total Financial Assets		$276,391	$—	$—	$276,391

		December 31, 2022
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$527,728	$—	$—	$527,728
Total Financial Assets		$527,728	$—	$—	$527,728

The Company's Convertible Notes and development liability are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of December 31, 2023 and December 31, 2022. The fair value of the Convertible Notes was $140.8 million as of December 31, 2023 and $143.9 million as of December 31, 2022. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

The fair value of the development liability was $306.9 million and $315.8 million as of December 31, 2023 and December 31, 2022, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

12. License and Collaboration Agreements

Sobi License and Collaboration Agreement

In October 2020, the Company and its subsidiaries Apellis International GmbH (f/k/a Apellis Switzerland GmbH) and APL DEL Holdings, LLC entered into a Collaboration and License Agreement with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for PNH in the European Union and the United Kingdom. The Company and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products. The Company and SOBI have discontinued to development programs in ALS and CAD.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe and $5.0 million in October 2023 for the achievement of a regulatory development milestone in Japan. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $25.0 million in January 2021, $20.0 million in January 2022 and $20.0 million in January 2023. In January 2024, the Company waived the remaining reimbursement payment of $15.0 million in connection with the to discontinue the CAD program. The Company is also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. The Company received $10.0 million in royalties from Sobi during 2023. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company and for its payment obligations to SFJ.

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

Under the Sobi collaboration agreement, for the year ended December 31, 2023, the Company recognized $10.0 million of royalty revenue. For the year ended December 31, 2022, the Company recognized $3.0 million of royalty revenue. For the year ended December 31, 2023, the Company did not recognize any contra-research and development expense in the consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. For the year ended December 31, 2022, the Company recognized $5.0 million for contra-research and development expense in the consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi.

As of December 31, 2023, the Company recorded $15.0 million in current assets, which represents the receivable for contra-research and development expenses incurred but not yet reimbursed from Sobi. The total receivable balance as of December 31, 2023 was for contra-research and development expenses incurred but not yet reimbursed from Sobi. In January 2024, the Company waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

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

In April 2023, the Company paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In 2023 the Company incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which $2.0 million the Company paid in October 2023 and remaining of $3.0 million is accrued for as of December 31, 2023.

As of December 31, 2023, the Company has incurred an aggregate royalty expense of $8.9 million on sales of SYFOVRE.

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

In January 2021, the Company paid $25.0 million for sublicense fee owed to Penn related to the Sobi Agreement and another licensing transaction. In August 2021, the Company paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone. In January 2023, the Company paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. As December 31, 2023, the Company recorded in accrued expenses $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, as of December 31, 2023, the Company recorded in accrued expenses $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

As of December 31, 2023, the Company has incurred an aggregate royalty expense of $7.9 million on sales of EMPAVELI and Aspaveli.

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

13. Employee Retirement Plans

In July 2010, the Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2023, 2022 and 2021, the Company recorded $5.7 million, $4.3 million, and $3.1 million respectively, for employer contributions made to the 401(k) Plan.

The Company maintains a pension plan covering employees of its Swiss subsidiary, Apellis International GmbH (f/k/a Apellis Switzerland GmbH) (the “Swiss Plan”). The Swiss Plan is a government-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. As is customary with Swiss pension plans, the assets of the Swiss Plan are invested in a collective fund, which are held and invested by a Swiss insurance company. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk.

As of a December 31, 2023, the Swiss Plan had a funded status of $2.2 million, which resulted from fair value of plan assets of $16.2 million and projected benefit obligation of $18.4 million. The accumulated benefit obligation at December 31, 2023 was $2.6 million. The Company’s net periodic benefit cost for the year ended December 31, 2023 was $0.9 million. The contributions to the Swiss Plan for the year ended December 31, 2023 were not material.

As of a December 31, 2022, the Swiss Plan had a funded status of $18.0 thousand, which resulted from fair value of plan assets of $12.9 million and projected benefit obligation of $12.9 million. The accumulated benefit obligation at December 31, 2022 was $1.6 million. The Company’s net periodic benefit cost for the year ended December 31, 2022 was $0.6 million. The contributions to the Swiss Plan for the year ended December 31, 2022 were not material.

14. Income Taxes

The components of loss from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(48,495)	$(82,815)	$(314,673)
Foreign	(478,001)	(568,688)	(431,329)
Total	$(526,496)	$(651,503)	$(746,002)

Provision for income taxes for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State and Local	1,869	520	205
Foreign	263	149	147
Total current income tax expense	2,132	669	352
Deferred income tax expense:
U.S. Federal	—	—	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total tax expense	$2,132	$669	$352

A reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate is summarized as follows (in thousands):

	Year Ended December
	2023		2022		2021
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(110,564)	21.0%	$(136,816)	21.0%	$(156,660)	21.0%
Foreign tax rate differential	42,100	(8.0)	50,219	(7.7)	38,677	(5.2)
State income taxes, net of federal benefit	(13,438)	2.6	9,051	(1.4)	(14,145)	1.9
Change in valuation allowances	119,592	(23.2)	94,668	(14.5)	133,668	(17.9)
Tax credits	(11,566)	2.2	(19,966)	3.0	(20,005)	2.6
Share Based Compensation	(26,881)	5.1	—	—	—	—
Change in state apportionment	—	—	(35)	—	—	—
Loss on debt conversion	—	—	6,626	(1.0)	19,548	(2.6)
Permanent and other	2,889	(0.1)	(3,078)	0.5	(731)	0.1
Effective income tax provision	$2,132	(0.4)	$669	(0.1)	$352	(0.1)

The Company’s effective income tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased primarily as a result of operations in state jurisdictions.

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Intangible assets	$192,444	$187,839
Share-based compensation	31,712	29,673
Net operating loss carryforwards	329,135	228,985
Research and development credits	67,667	57,419
Orphan drug credits	34,023	30,160
Development derivative liability	75,190	79,374
Convertible debt	5,582	6,850
Fixed Assets	18	—
Lease liability	2,888	4,304
Accruals	17,401	16,272
Total deferred tax assets	756,060	640,876
Deferred tax liabilities:
Fixed assets	—	(91)
Right-of-use asset	(2,672)	(4,032)
481(a) adjustment	—	(233)
Total deferred tax liabilities	(2,672)	(4,356)
Net deferred tax assets before allowance:	753,388	636,520
Less valuation allowance	(753,388)	(636,520)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company on January 1, 2022 and resulted in the capitalization of R&D costs of approximately $42.3 million and $47.6 million for tax year ending December 31, 2023 and 2022, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

ASC Topic 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded full valuation allowances against its domestic and foreign deferred tax assets on December 31, 2023, because management has determined that is it more likely than not that these assets will not be realized. The valuation allowance increased by $116.9 million from December 31, 2022 to December 31, 2023, primarily due to increases in operating losses and research and development tax credits.

On December 31, 2023, the Company had approximately $494.1 million, $524.0 million and $1,663.3 million of federal, state and foreign net operating loss carryforward, respectively. On December 31, 2022, the Company had approximately $312.8 million, $395.4 million and $1,204.7 million of federal, state and foreign net operating loss carryforward, respectively. The Company also had federal and state research and development tax credit carryforwards $85.7 million and $20.2 million, respectively of as of December 31, 2023. Federal net operating loss carryforward in the amount of $449.8 million may be carried forward indefinitely. The remaining federal and state net operating loss, research and development tax credit carryforwards begin to expire in 2025. The Company’s foreign net operating loss carryforwards will begin to expire in 2027.

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

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months. There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties on December 31, 2023 or 2022.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2020 through 2022 remain open and subject to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

15. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc., under which the Company has agreed to purchase a significant portion of its requirements for the pegcetacoplan drug substance over the next five years and a commercial supply agreement with NOF Corporation, under which the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2023, the Company is obligated to pay up to an aggregate of $94.6 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of December 31, 2023, under which it is obligated to pay up to $16.1 million to vendors.

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

Legal—During the normal course of business, the Company may be a party to legal claims that may not be covered by insurance. The Company cannot predict the outcome of the litigation described in Item 3 with certainty. The Company intends to defend vigorously against this litigation.

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

In October 2017, the Company’s Board of Directors adopted, and its stockholders approved, the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on November 8, 2017. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2017 plan is the sum of (i) 1,359,587 shares of common stock, plus (ii) an additional number of shares of common stock equal to the sum of (a) the number of shares of common stock reserved for issuance under the 2010 equity incentive plan that remained available for future issuance immediately prior to the effectiveness of the 2017 Plan, which was 299,568 shares, and (b) the number of shares of common stock subject to outstanding awards under the 2010 equity incentive plan upon effectiveness of the 2017 plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right plus (iii) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of 4,219,409 shares of common stock, 4.0% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors. In January 2024, the shares available for future issuance under the 2017 plan were increased by 4,219,409 shares pursuant to the annual increase described above. As of December 31, 2023, there were 6,497,120 shares available for future grants under the 2017 Plan.

Additionally, since 2019, the Company has granted equity awards as equity inducement awards material to entry into employment with the Company to certain newly hired employees outside of the Company’s existing plans in accordance with Nasdaq listing rule 5635(c)(4). In February 2020, the Board of Directors adopted the 2020 Inducement Stock Incentive Plan (the “2020 Plan”), which permitted the Company to grant equity awards to newly hired employees in accordance with Nasdaq listing rule 5635(c)(4). The aggregate number of shares reserved for issuance under the 2020 Plan was initially 750,000 shares. The Board of Directors amended the 2020 Plan to add 200,000 shares on January 1, 2024, which increased the total number of shares reserved for issuance to 1,950,000 shares as of January 1, 2024. As of December 31, 2023, there were 354,466 shares available for future grants under the 2020 Plan.

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

The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31,
	2023	2022	2021
Shares reserved under 2017 Equity Incentive Plan	16,989	14,271	11,014
Shares reserved under 2017 Employee Stock Purchase Plan	553	665	801
Shares reserved under 2020 Inducement Stock Incentive Plan	1,638	1,857	1,761
Total	19,180	16,793	13,576

Total share-based compensation expense related to the various plans during the years ended was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$45,644	$42,052	$30,586
General and administrative	60,301	49,033	40,081
Total share-based compensation expense	$105,945	$91,085	$70,667

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)	Per Share	(in years)	(in thousands)
Outstanding, December 31, 2022	12,295	$26.31	6.24	317,031
Granted	838	52.48
Exercised	(3,950)	20.11
Forfeited	(519)	43.65
Outstanding, December 31, 2023	8,664	$30.65
Options exercisable, December 31, 2023	6,712	$26.20	5.39	$226,419
Expected to vest, December 31, 2023	1,952	$45.97	8.13	$27,515

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the common stock as of December 31, 2023.

During the years ended December 31, 2023, 2022 and 2021, the Company granted stock options to purchase an aggregate of 0.8 million, 1.3 million and 2.7 million shares of its common stock, respectively with weighted average grant date fair values of $34.26, $23.62 and $30.72, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 were $181.0 million, $44.8 million, and $39.9 million respectively calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options on the respective date of exercise.

The fair market value of options vested during the years ended December 31, 2023, 2022 and 2021 were $46.8 million, $59.0 million and $53.2 million, respectively.

On December 31, 2023, unrecognized compensation expense related to unvested options, was $46.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.18 years.

The assumptions used in the Black-Scholes model to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.50 - 4.01%	1.15 - 3.37%	0.41 - 1.34%
Dividend yield	0%	0%	0%
Volatility	68.4 - 71.0%	68.3 - 70.4%	71.7 - 74.4%
Expected terms (years)	3.81 - 6.08	3.81 - 6.08	5.31 - 6.08

Restricted Stock Units— The fair value of RSU’s is estimated based upon the closing market price of the Company’s common stock on the date of grant. RSUs generally vest annually over a four-year period.

The following table summarizes the Company’s RSU's activity:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2022	3,572	$42.23
Granted	2,916	52.19
Vested	(1,015)	41.52
Forfeited	(1,172)	48.43
Unvested Balance at December 31, 2023	4,301	47.48

The aggregate intrinsic value of restricted grants vested during the year ended December 31, 2023, was $55.3 million. The fair market value of restricted stock units vested during the year ended December 31, 2023 was $42.2 million.

On December 31, 2023, there was approximately $155.5 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 2.6 years.

Employee Stock Purchase Plan—On December 31, 2023, 552,881 shares of common stock remained available for issuance pursuant to the ESPP. Eligible employees who elect to participate in an offering under the ESPP may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2023, a total of 112,064 shares of common stock were issued under the ESPP at average per share price of $48.00. During the year ended December 31, 2023, the Company recorded cash received from the issuance of stock to the ESPP of $5.4 million and recorded $2.1 million of stock-based compensation expense related to the ESPP. No additional shares were reserved to the ESPP in 2023.

17. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(528,628)	$(652,172)	$(746,354)
Denominator:
Weighted-average number of common shares used in net loss per common share - basic and diluted	118,678	106,114	84,421
Net loss per common share -- basic and diluted	$(4.45)	$(6.15)	$(8.84)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the if-converted-method and treasury stock method, as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Convertible notes	2,379	2,379	4,865
Common stock under option	8,664	12,295	12,562
Restricted stock units	4,301	3,572	1,224
Total	15,344	18,246	18,651

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2023, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2023 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Cedric Francois President and Chief Executive Officer	Adoption 11/30/2023	Rule 10b5-1 trading arrangement	Sale	Until 2/28/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 420,000 shares
Nur Nicholson Chief Technical Operations	Termination 12/01/2023	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Timothy E Sullivan Chief Financial Officer	Adoption 12/01/2023	Rule 10b5-1 trading arrangement	Sale	Until 2/28/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 150,000 shares
Pascal Deschatelets Chief Scientific Officer	Adoption 12/03/2023	Rule 10b5-1 trading arrangement	Sale	Until 9/09/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 296,028 shares
(1)
This trading plan related to 67,000 shares of our common stock and had a scheduled expiration date of 12/27/2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Delinquent Section 16(a) Reports,” and is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	121
Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023:
Consolidated Balance Sheets as of December 31, 2023 and 2022	123
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2023 and 2021	124
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2021 to December 31, 2023	125
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	126
Notes to Consolidated Financial Statements	128

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38276	2/28/2022	4.4
4.5	Form of Pre-Funded Warrant	8-K	001-38276	2/24/2023	4.1
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the	S-1/A	333-220941	10/13/2017	10.8

	University of Pennsylvania, as assigned to the Registrant
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program	10-K	001-38276	2/28/2022	10.11
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.19	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.20	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.21	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.22+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.23	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.24	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.26
10.25	Sales Agreement, dated as of November 1, 2023 by and between Apellis Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	001-38276	11/01/2023	1.1
10.26††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2022	10.1
10.27	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.28+	Offer Letter, dated as of December 25, 20202, by and between the Registrant and Baumal Caroline					X

10.30+	Offer Letter, dated as of November 16, 2018, by and between the Registrant and Adam Townsend	10-K	001-38276	2/28/2022	10.30
10.31	Form of Exchange Agreement	8-K	001-38276	7/8/2021	10.1
10.32	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan	10-K	001-38276	2/21/2023	10.33
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche, LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Dodd-Frank Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: February 27, 2024	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2024
Timothy E. Sullivan

/s/ Jim Chopas	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Jim Chopas

/s/ Gerald Chan	Director	February 27, 2024
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 27, 2024
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 27, 2024
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 27, 2024
Stephanie M. O’Brien

/s/ Paul Fonteyne	Director	February 27, 2024
Paul Fonteyne