Form 10-K/A
period 2023-12-31
Apellis Pharmaceuticals, Inc.
filed 2024-02-29
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Apellis Pharmaceuticals, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”) with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2024. The Company is filing this Amendment No. 1 to the Original Filing (this “Amendment No. 1”) in order to correct (i) an inadvertent administrative error in the Critical Audit Matter section of the Report of Independent Registered Public Accounting Firm in Part II, Item 8 that resulted in an omission of text in the Original Filing and (ii) an inadvertent administrative error that resulted in the omission of the Report of Independent Registered Public Accounting Firm on internal controls over financial reporting, in Part II, Item 9A of the Original Filing.

In accordance with Rule 12b-15 (“Rule 12b-15”) under the Securities Exchange Act of 1934, as amended, the Original Filing is amended and restated in its entirety. However, there have been no changes made other than the corrections stated in the immediately preceding paragraph. In addition, the Company is including in this Amendment No. 1 new certifications of its principal executive officer and principal financial officer, as required by Rule 12b-15, as Exhibits 31.3, 31.4, 32.3 and 32.4, respectively, and a new consent from Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as Exhibit 23.2.

Except as described above, this Amendment No. 1 speaks as of the filing date of the Original Filing and does not amend or modify any other information contained in the Original Filing to reflect events that may have occurred subsequent to such filing date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s subsequent filings with the SEC.

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

Accounting For New Customer Contracts Under ASC 606 — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company received FDA approval for the sale of SYFOVRE in the United States in February 2023. The Company sells SYFOVRE principally through arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”), who are the Company’s customers. The customers subsequently resell the product to patients and healthcare providers. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

We identified the evaluation of revenue recognition criteria under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) related to the new customer contracts for SYFOVRE as a critical audit matter. This is primarily due to the judgments necessary for management to determine when revenue recognition criteria have been met, specifically as it relates to the identification of the customer. This required increased auditor judgment to audit management's assertions, including the need to involve professionals in our firm with expertise in revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition conclusions for new customer contracts for SYFOVRE included the following, among others:

•
We tested the operating effectiveness of controls over evaluation of revenue recognition criteria under ASC 606 for new customer contracts, which includes the identification of the customer;
•
We obtained and inspected the executed customer contracts related to SYFOVRE;
•
We evaluated the Company’s accounting analysis under ASC 606, specific to the identification of the customer, by performing the following:
o
With the assistance of professionals in our firm having expertise in revenue recognition, we evaluated the significant judgements associate with the Company’s identification of the customer.
o
We read the relevant authoritative guidance and evaluated whether accounting conclusions were in accordance with the requirements of ASC 606.
o
We held corroborative inquiries with individuals involved in the negotiation of the contracts to confirm our understanding of those contracts.
•
We tested the Company’s reconciliation of gross revenue recognized from product sales of SYFOVRE to third-party information and evaluated reconciling items, as applicable;
•
For a sample of gross revenue transactions, we obtained and inspected source documents, including the customer contract, purchase orders, invoices, proof of delivery, as applicable, to determine whether revenue recognition criteria have been met.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

February 27, 2024

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

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38276	2/28/2022	4.4
4.5	Form of Pre-Funded Warrant	8-K	001-38276	2/24/2023	4.1
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the	S-1/A	333-220941	10/13/2017	10.8

	University of Pennsylvania, as assigned to the Registrant
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program	10-K	001-38276	2/28/2022	10.11
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.19	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.20	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.21	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.22+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.23	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.24	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.26
10.25	Sales Agreement, dated as of November 1, 2023 by and between Apellis Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	001-38276	11/01/2023	1.1
10.26††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2022	10.1
10.27	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.28+	Offer Letter, dated as of December 25, 2022, by and between the Registrant and Caroline Baumal	10-K	001-38276	2/27/2024	10.28

10.30+	Offer Letter, dated as of November 16, 2018, by and between the Registrant and Adam Townsend	10-K	001-38276	2/28/2022	10.30
10.31	Form of Exchange Agreement	8-K	001-38276	7/8/2021	10.1
10.32	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan	10-K	001-38276	2/21/2023	10.33
21.1	Subsidiaries of the Registrant	10-K	001-38276	2/27/2024	21.1
23.2	Consent of Deloitte & Touche LLP					X
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Dodd-Frank Compensation Recovery Policy	10-K	001-38276	2/27/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: February 29, 2024	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director