Form 10-Q
period 2024-03-31
Apellis Pharmaceuticals, Inc.
filed 2024-05-07
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 121,365,555 shares of common stock, $0.0001 par value per share, outstanding.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI, SYFOVRE and Apellis Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Note regarding certain references in this Quarterly Report on Form 10-Q

Unless otherwise stated or the context indicates otherwise, all references herein to “Apellis,” “Apellis Pharmaceuticals, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Apellis Pharmaceuticals, Inc. and its wholly owned subsidiaries.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to systemic pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to pegcetacoplan in the context of the commercially available product in the European Union for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months, in each case, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$325,923	$351,185
Accounts receivable, net	267,837	206,442
Inventory	161,283	146,362
Prepaid assets	43,163	38,820
Restricted cash	1,103	1,114
Other current assets	12,119	22,408
Total current assets	811,428	766,331
Non-current assets:
Right-of-use assets	14,994	16,745
Property and equipment, net	4,195	4,345
Other assets	1,313	1,309
Total assets	$831,930	$788,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,788	$37,516
Accrued expenses	101,399	127,806
Current portion of development liability	77,287	75,830
Current portion of lease liabilities	6,257	6,441
Deferred Revenue	3,560	—
Total current liabilities	215,291	247,593
Long-term liabilities:
Long-term development liability	244,426	239,817
Convertible senior notes	93,109	93,033
Lease liabilities	9,770	11,454
Other liabilities	2,658	2,312
Total liabilities	565,254	594,209
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2024 and December 31, 2023; 121,267 shares issued and outstanding at March 31, 2024, and 119,556 shares issued and outstanding at December 31, 2023	12	12
Additional paid-in capital	3,174,100	3,035,539
Accumulated other comprehensive loss	(3,525)	(3,542)
Accumulated deficit	(2,903,911)	(2,837,488)
Total stockholders’ equity	266,676	194,521
Total liabilities and stockholders’ equity	$831,930	$788,730

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue, net	$163,075	$38,800
Licensing and other revenue	9,250	6,046
Total revenue:	172,325	44,846
Operating expenses:
Cost of sales	20,209	7,809
Research and development	84,701	110,027
Selling, general and administrative	129,505	102,093
Total operating expenses:	234,415	219,929
Net operating loss	(62,090)	(175,083)
Interest income	3,303	5,393
Interest expense	(6,967)	(7,529)
Other (expense)/ income, net	(499)	(277)
Net loss before taxes	(66,253)	(177,496)
Income tax expense	170	282
Net loss	$(66,423)	$(177,778)
Other comprehensive gain/(loss):
Foreign currency translation	17	100
Total other comprehensive income	17	100
Comprehensive loss, net of tax	$(66,406)	$(177,678)
Net loss per common share, basic and diluted	$(0.54)	$(1.56)
Weighted-average number of common shares used in net loss per common share, basic and diluted	122,957	113,872

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2024	119,556	$12	$3,035,539	$(3,542)	$(2,837,488)	$194,521
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	714	—	9,477	—	—	9,477
Vesting of restricted stock units, net of shares withheld for taxes	997	—	(28)	—	—	(28)
Share-based compensation expense	—	—	30,349	—	—	30,349
Unrealized gain on available-for-sale investments	—	—	—	—	—	—
Net loss	—	—	—	—	(66,423)	(66,423)
Foreign currency translation	—	—	—	17	—	17
Balance at March 31, 2024	121,267	12	3,174,100	(3,525)	(2,903,911)	266,676

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	$169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	951	—	17,718	—	—	17,718
Vesting of restricted stock units, net of shares withheld for taxes	448	—	(10,999)	—	—	(10,999)
Share-based compensation expense	—	—	28,823	—	—	28,823
Unrealized gain on available-for-sale investments	—	—	—	—	—	—
Net loss	—	—	—	—	(177,778)	(177,778)
Foreign currency translation	—	—	—	100	—	100
Balance at March 31, 2023	116,179	12	2,899,524	(775)	(2,486,638)	412,123

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(66,423)	$(177,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	30,349	28,823
Loss on disposal of fixed assets	—	19
Depreciation expense	444	421
Amortization of discounts for convertible notes	76	73
Accretion of discount to development liability	6,066	6,633
Changes in operating assets and liabilities:
Accounts receivable	(61,415)	(23,778)
Inventory	(14,921)	144
Prepaid assets	(4,338)	(107)
Other current assets	10,697	2,308
Other assets	98	14,969
Right-of-use assets and lease liabilities	(116)	(22)
Accounts payable	(10,730)	(5,854)
Accrued expenses	(26,330)	(23,471)
Deferred revenue	3,560	—
Net cash used in operating activities	(132,983)	(177,620)
Investing Activities
Purchase of property and equipment	(293)	(259)
Net cash used in investing activities	(293)	(259)
Financing Activities
Proceeds from settlement of capped call	98,763	—
Proceeds from issuance of common stock and pre-funded warrant offering, net of issuance costs	—	384,387
Proceeds from exercise of stock options	9,477	17,718
Payments of employee tax withholding related to equity-based compensation	(28)	(10,999)
Net cash provided by financing activities	108,212	391,106
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(209)	56
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,273)	213,283
Cash, cash equivalents and restricted cash at beginning of period	352,299	553,075
Cash, cash equivalents and restricted cash at end of period	$327,026	$766,358
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$325,923	$765,083
Restricted cash	1,103	1,275
Total cash, cash equivalents, and restricted cash	$327,026	$766,358
Supplemental Disclosures
Cash paid for interest	$1,643	$1,643
Cash paid for income taxes	—	$250
Proceeds from income tax refunds net of income taxes paid	257	—

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

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) and the commercialization of SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to March 31, 2024, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $2.9 billion primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities. The Company has primarily financed its operations through public offerings of its common stock, convertible debt, private placements of preferred stock prior to its initial public offering, the development funding agreement with SFJ Pharmaceuticals Group (“SFJ”), and the collaboration agreement with Sobi. The Company has financed a portion of its operations through product sales but has not yet achieved profitability.

As of May 7, 2024, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $325.9 million as of March 31, 2024 together with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024, as amended by Amendment No. 1 thereto filed with the SEC on February 29, 2024 (the “2023 Form 10-K”).

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

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in our 2023 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2023 Form 10-K.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and disclosures.

In November 2023, the FASB issued an amendment to the accounting guidance on segment reporting. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15,

2024. Retrospective application is required, and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues, net of sales discounts, allowances and reserves, for the three months ended March 31, 2024 and 2023 were $163.1 million and $38.8 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended March31,
	2024	2023
Products:
EMPAVELI	$25,610	$20,440
SYFOVRE	137,465	18,360
Total Product revenue, net	$163,075	$38,800

The Company’s accounts receivable balance of $267.8 million as of March 31, 2024 and $206.4 million as of December 31, 2023, consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from our collaboration with Swedish Orphan Biovitrum AB (Publ) (“Sobi”). The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $19.2 million and $16.6 million as of March 31, 2024 and December 31, 2023, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2024 and 2023 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	16,625
Provision related to sales in the current year	9,575	13,125	1,355	24,055
Adjustments related to prior period sales	146	(19)	(96)	31
Credits and payments made	(9,724)	(9,906)	(1,859)	(21,489)
Ending balance at March 31, 2024	$5,671	$12,098	$1,453	$19,222

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2022	$164	$1,936	$251	2,351
Provision related to sales in the current year	1,466	2,566	651	4,683
Adjustments related to prior period sales	—	(2)	(249)	(251)
Credits and payments made	(184)	(1,639)	—	(1,823)
Ending balance at March 31, 2023	$1,446	$2,861	$653	$4,960

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended March31,
	2024	2023
Customer A	15%	52%
Customer C	19%	9%
Customer D	59%	33%

	Percent of Product Sales Receivable
	As of March 31,
	2024	2023
Customer A	3%	25%
Customer C	21%	15%
Customer D	67%	52%

4. Inventory

The Company’s inventory consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$42,089	$32,724
Semi-finished goods	106,161	82,924
Finished goods	13,033	30,714
Total Inventory	$161,283	$146,362

Inventory amounts written down as a result of excess, obsolete, unmarketability or other reasons are charged to cost of sales. The Company's reserve for excess and obsolete inventory was $7.9 million and $9.3 million as of March 31, 2024 and December 31, 2023, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Down payments for inventory	13,828	16,296
Prepaid research and development	12,626	13,931
Other prepaid expenses	16,709	8,593
Total prepaid expenses	$43,163	$38,820

	March 31,	December 31,
	2024	2023
Royalties receivable	$4,499	$3,054
Receivable from collaboration agreement(1)	—	15,000
Deposits and other current assets	7,620	4,354
Total other current assets	$12,119	$22,408

(1) In January 2024 the Company waived the remaining reimbursement payment of $15.0 million from Sobi in connection with the decision to discontinue the cold agglutinin disease (CAD) program.

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

In June 2019 the Company amended the SFJ agreement to include an additional $20.0 million funding payment. SFJ paid the Company $80.0 million under the amended SFJ agreement between June 2019 and January 2020.

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

Following regulatory approval of systemic pegcetacoplan for the treatment of PNH by the European Medicines Agency (“EMA”) in December 2021, the Company became obligated to pay SFJ an initial payment of $5.0 million and then an additional $225.0 million in the aggregate in six additional annual payments with the majority of the payments being made from the third anniversary to the sixth anniversary of regulatory approval. The Company paid SFJ the initial payment of $5.0 million in January 2022 its first annual payment of $18.0 million in December 2022 and its second annual payment of $31.0 million in December 2023. The subsequent annual payments are due and payable in December of each year from 2024 through 2027.

The Company has paid SFJ a total of $94.0 million as of March 31, 2024. The Company is obligated to pay SFJ $37.5 million in May 2024 and $61.3 million in December 2024.

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

From December 15, 2021 to the final annual payment due in December 2027, the development liability will be accreted from its initial carrying amount to the total payment amount using the effective interest rate method over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the unaudited condensed consolidated statement of operations.

The following table summarizes the development liability (in thousands):

	March 31, 2024	December 31, 2023	Effective Interest Rate
Development liability	$366,000	$366,000	7.91%
Less: Unamortized discount to development liability	(44,287)	(50,353)
Less: Current portion of development liability, net of discount	(77,287)	(75,830)
Total long-term development liability	$244,426	$239,817

For the three months ended March 31, 2024 and 2023 interest expense of $6.1 million and $6.6 million were recorded for the accretion of the development liability.

Future minimum SFJ payments as of March 31, 2024 is as follows (in thousands):

2024	$98,750
2025	103,000
2026	109,000
2027	55,250
Total future minimum payments	366,000

7. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development	$22,912	$28,318
Accrued royalties	6,224	10,197
Accrued payroll liabilities	20,789	51,781
Accrued goods received not invoiced	15,829	5,902
Product revenue reserves	19,222	16,625
Other	16,423	14,983
Total	$101,399	$127,806

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

On May 12, 2020, the Company issued convertible notes (the “2020 Convertible Notes”) with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million. The Company used $43.1 million of the net proceeds from the sale of the 2020 Convertible Notes to pay the cost of the additional capped call transactions in May 2020 described below.

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

Prior to September 20, 2023, the Company could not redeem the Convertible Notes. From and after September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of March 31, 2024.

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

The conditional conversion feature of the Convertible Notes was triggered as of December 31, 2023, and as a result the Convertible Notes were convertible at the option of the holders until March 31, 2024. No Convertible Notes were converted during this period.

The conditional conversion feature of the Convertible Notes was triggered as of March 31, 2024, and as a result the Convertible Notes are convertible at the option of the holders until June 30, 2024.

As of March 31, 2024, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

The outstanding balance of the Convertible Notes as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Liability
Principal	93,897	93,897
Less: debt discount and issuance costs, net	(788)	(864)
Net carrying amount	$93,109	$93,033

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of debt issuance costs	76	73
Contractual interest expense	822	822
Total interest expense	$898	$895

Future minimum payments on Convertible Notes payable as of March 31, 2024 are as follows (in thousands):

2024	$2,465
2025	3,286
2026	96,225
Total future minimum payments	101,976
Less: interest	(8,079)
Less: debt discount and issuance costs, net	(788)
Less: current portion	—
Convertible senior notes	93,109

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

On February 27, 2024, the Company entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind transactions were settled based on the volume-weighted average price of the Company’s common stock over a 7-day averaging period beginning on and including February 27, 2024. The settlement of the unwind transactions was completed on March 8, 2024 at volume-weighted average price per share of $64.11, which resulted in cash proceeds to the Company of $98.8 million. As of March 31, 2024, the capped call transactions remaining is a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

9. Leases

The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As of March 31, 2024 and December 31, 2023, all leases were classified as operating leases. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Right-of-use assets	$14,994	$16,745
Operating Lease Liabilities	$16,027	$17,895
Weighted Average Remaining Term in years	2.64	2.83
Weighted Average discount rate used to measure outstanding lease liabilities	7.25%	7.20%

For the three months ended March 31, 2024 and 2023, the lease cost for operating lease expense was $1.5 million and $1.7 million, respectively.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Operating cash flows from operating leases	$2,311	$2,022

The maturities of the Company’s operating lease liabilities as of March 31, 2024 are as follows (in thousands):

2024	5,352
2025	6,188
2026	5,278
2027	858
Total future minimum lease payments	17,676
Less Imputed interest	(1,649)
Total operating lease liabilities	$16,027

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		March 31, 2024
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$231,740	$—	$—	$231,740
Total Financial Assets		$231,740	$—	$—	$231,740

		December 31, 2023
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$276,391	$—	$—	$276,391
Total Financial Assets		$276,391	$—	$—	$276,391

The Company’s Convertible Notes and development liability are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of March 31, 2024 and December 31, 2023. The fair value of the Convertible Notes was $151.7 million as of March 31, 2024 and $140.8 million as of December 31, 2023. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The fair value of the development liability was $316.9 million and $306.9 million as of March 31, 2024 and December 31, 2023, respectively. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating.

11. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded $0.2 million and $0.3 million of income tax expense, respectively, primarily pertaining to state and foreign income taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended March 31, 2024.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax positions for the period ended March 31, 2024. If such unrecognized tax benefits were realized, the entire amount would impact the tax provision. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

12. License and Collaboration Agreements

Sobi License and Collaboration Agreement

In October 2020, the Company and its subsidiaries, Apellis International GmbH (f/k/a Apellis Switzerland GmbH) and APL DEL Holdings, LLC, entered into a Collaboration and License Agreement (the “Sobi collaboration agreement”) with Sobi, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration (collectively referred to as the “Licensed Products”).

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

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for PNH in the European Union and the United Kingdom. The Company and Sobi have formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products. The Company and SOBI discontinued the development programs in ALS and CAD.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received $65.0 million and waived payment of $15.0 million. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company and for its payment obligations to SFJ.

Under the Sobi collaboration agreement, for the three months ended March 31, 2024 and 2023, the Company recognized $4.5 million and $1.6 million of royalty revenue, respectively. The Company did not recognize any contra-research and development expense for the three months ended March 31, 2024 and 2023. Since contract inception, the Company has recognized $65.0 million in contra-research and development expenses.

As of December 31, 2023, the Company recorded $15.0 million in current assets, which represented the receivable for contra-research and development expenses incurred but not yet reimbursed from Sobi. In January 2024, the Company waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

University of Pennsylvania License Agreement

The Company is a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights. The Company is required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In April 2023, the Company paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In 2023, the Company incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which the Company paid $2.0 million in October 2023 and the remaining $3.0 million in January 2024.

As of March 31, 2024, the Company has incurred an aggregate royalty expense of $13.4 million on sales of SYFOVRE.

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

In January 2021, the Company paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, the Company paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, the Company paid an additional $5.0 million to Penn upon the achievement of a development milestone. In January 2023, the Company paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. In January 2024, the Company paid $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, in January 2024, the Company paid $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

As of March 31, 2024, the Company has incurred an aggregate royalty expense of $9.5 million on sales of EMPAVELI and Aspaveli.

Beam Research Collaboration

In June 2021, the Company entered into an exclusive five-year research collaboration (the “Beam collaboration agreement”) with Beam Therapeutics, Inc. (“Beam”) focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. The Company and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the Beam collaboration agreement, the Company is responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the Beam collaboration agreement, Beam is prohibited from developing on its own or with a third party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. The Company will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with the Company with respect to any one program licensed under the Beam collaboration agreement and upon such election any license agreement in place at that time, would be terminated.

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

13. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, with Bachem Americas, Inc., under which the Company has agreed to purchase a significant portion of its requirements for the pegcetacoplan drug substance over the initial term of the agreement, which continues until December 31, 2025, and a commercial supply agreement with NOF Corporation, under which the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of March 31, 2024, the Company is obligated to pay up to $70.7 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of March 31, 2024, under which it is obligated to pay up to $19.7 million to vendors.

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

On October 23, 2023, the Court appointed Ray Peleckas and Michigan Laborers’ Pension Fund together as Co-Lead Plaintiffs and assigned the action the caption In Apellis Pharmaceuticals, Inc. Securities Litigation, Case 1:23-cv-00834-MN. The Co-Lead Plaintiffs filed an amended complaint on February 8, 2024 (the “Amended Complaint”). The Amended Complaint is brought on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021 and July 28, 2023, inclusive, names the Company and Cedric Francois, our chief executive officer, as defendants, and makes similar allegations, asserts the same claims and seeks the same relief as the Complaint.

On October 2, 2023, the defendants moved to transfer the action to the United States District Court for the District of Massachusetts. The Court has not yet ruled on this motion.

The outcome of the matter described above cannot be predicted with certainty and therefore any loss is neither probable nor reasonably estimable. However, the Company intends to vigorously defend against the litigation.

14. Net Loss per Share

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

	As of March 31,
	2024	2023
Convertible notes	2,379	2,379
Common stock options	8,576	12,002
Restricted stock units	4,587	4,764
Total	15,542	19,145

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, [, as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on February 29, 2024,] which we refer to as the 2023 Annual Report on Form 10-K

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2023 Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE® (pegcetacoplan injection), the first approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects more than one million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the three months ended March 31, 2024 and 2023 we generated $137.5 million and $18.4 million, respectively, in U.S. net product revenue from sales of SYFOVRE.

Our marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA is under review. In April 2024, the EMA reset the MAA review to day 180, the last phase of the initial assessment, and we now anticipate an opinion from the Committee for Medicinal Products for Human Use, or CHMP, no later than July 2024. The EMA’s decision was strictly procedural and in response to a judgment by the Court of Justice of the European Union regarding the organization of the EMA’s expert groups, and was not related to the pegcetacoplan data package. We have submitted marketing applications to regulatory authorities in Canada, Australia, the United Kingdom, and Switzerland for SYFOVRE for the treatment of GA, which are each under review by the applicable regulatory authorities. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

As of March 31, 2024, we estimate that the rate of incidence of retinal vasculitis following SYFOVRE treatment remains rare at approximately 0.01% per injection. We believe that the events of retinal vasculitis predominantly occur in the first injection of SYFOVRE, with an estimated rate at first injection at approximately 1 in 4,000.

On October 1, 2023, the U.S. Centers for Medicare & Medicaid Services assigned a permanent and product-specific J-code for SYFOVRE, which became effective on the same day. J-codes are permanent reimbursement codes used by government payers and commercial insurers to facilitate billing of Medicare Part B treatments, which must be administered by a healthcare professional.

In May 2021, the FDA approved EMPAVELI (systemic pegcetacoplan), the first targeted C3 therapy, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, for use in adults who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. For the three months ended March 31, 2024 and 2023, we generated $25.6 million and $20.4 million, respectively, in U.S. net product revenue from sales of EMPAVELI.

Systemic pegcetacoplan has been approved for the treatment of adults with PNH in the European Union, Japan, Saudi Arabia, Australia, the United Kingdom and other jurisdictions. It is currently marketed under the trade name EMPAVELI in Saudi Arabia and Australia and Aspaveli in the European Union, Japan and United Kingdom. Under our collaboration and license agreement, or the Sobi collaboration agreement, with Swedish Orphan Biovitrum AB (Publ), or Sobi, Sobi has global co-development and exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States, and we have commercialization rights for systemic pegcetacoplan in the United States.

We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, in nephrology under our collaboration with Sobi. We plan to report top-line data from the ongoing Phase 3 VALIANT trial investigating systemic pegcetacoplan in adolescent and adult patients with native and post-transplant recurrence IC-MPGN and C3G in mid-2024. Under our collaboration with Sobi, Sobi is leading the development of systemic pegcetacoplan for hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology. We are also evaluating the administration of systemic pegcetacoplan as a novel approach to enabling xenotransplantation procedures and adeno associated virus, or AAV, vector administration for gene therapies.

In January 2024, together with Sobi, we discontinued the CASCADE Phase 3 trial evaluating systemic pegcetacoplan in patients with cold agglutinin disease, or CAD, due to the decreased medical need in CAD and the limited number of patients eligible for the CASCADE trial.

We are developing additional product candidates with other routes of administration. These candidates include APL-3007, a small interfering RNA, or siRNA, which is in a Phase 1 clinical trial in healthy volunteers, for which we expect to report topline data later this year, as well as an oral complement inhibitor in preclinical development. Furthermore, we are collaborating with Beam Therapeutics, Inc., or Beam, on up to six research programs focused on C3 and other complement targets in the eye, liver and brain, using Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases.

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

We have incurred significant annual net operating losses in every year since our inception and we expect to continue to incur net operating losses for at least this year. Our net losses were $66.4 million and $177.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $2.9 billion.

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

Under the SFJ agreement, following regulatory approvals by the FDA and the European Commission, or the EC, for the use of systemic pegcetacoplan as a treatment for PNH, we paid SFJ $4.0 million in 2021 in connection with the FDA approval in May 2021 and $5.0 million in January 2022 in connection with the EC approval in December 2021. In addition, we paid $11.5 million in connection with the one-year anniversary of the FDA approval in May 2022 and $18.0 million in connection with the one-year anniversary of the EC approval in December 2022 and $24.5 million in connection with the two-year anniversary of FDA approval in May 2023 and $31.0 million in connection with the two-year anniversary of EC approval in December 2023. We are obligated to pay SFJ $366.0 million in additional payments due on each anniversary of FDA and EC regulatory approval through 2027 with $37.5 million due in May 2024 and $61.3 million due in December 2024.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of March 31, 2024.

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

The conditional conversion feature of the Convertible Notes was triggered as of March 31, 2024, and as a result the Convertible Notes are convertible at the option of the holders until June 30, 2024.

As of March 31, 2024, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the Sobi collaboration agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone which would be payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. In January 2021 we received a $25.0 million development reimbursement payment from Sobi and in January 2022 and 2023, we received a $20.0 million development reimbursement payment from Sobi. In January 2024, we waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

In May 2023, we and Sobi announced that the Phase 2 MERIDIAN study evaluating systemic pegcetacoplan for amyotrophic lateral sclerosis, or ALS, did not meet its primary or key secondary endpoints. Based on this lack of efficacy, we and Sobi discontinued development of systemic pegcetacoplan for ALS.

The EC approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe, which we received in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania and for our payment obligations to SFJ.

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

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of EMPAVELI and SYFOVRE, costs associated with revenue from our collaboration agreement with Sobi, royalties owed to our licensor for such sales, and certain period costs.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program-by-program basis from inception

The successful development of our product candidates in clinical development is highly uncertain. Accordingly, at this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the remainder of the clinical development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from pegcetacoplan in other jurisdictions and indications or any other potential product candidates. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainties of:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of costs associated with the commercialization of approved products and general and administrative costs to support operations, including salaries, bonuses, benefits and share-based compensation. Selling expenses include product marketing, sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include corporate support functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and associated external costs to support those functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services.

We anticipate that our selling, general and administrative expenses will increase in the future to support continued commercial activities for our approved products, potential commercialization of our product candidates and costs of operating as a public company.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to product revenue, licensing revenue, costs of research collaboration arrangements, inventory, accrued research and development expenses, convertible notes, capped call transactions and the development derivative and development liability, which we described in our 2023 Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our 2023 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2024 and 2023 (in thousands, except percentages)

	For the Three Months Ended March 31,		Change	Change
	2024	2023	$	%
Revenue:
Product revenue, net	$163,075	$38,800	$124,275	320%
Licensing and other revenue	9,250	6,046	3,204	53%
Total revenue:	172,325	44,846	127,479	284%
Operating expenses:
Cost of sales	20,209	7,809	12,400	159%
Research and development	84,701	110,027	(25,326)	(23%)
Selling, general and administrative	129,505	102,093	27,412	27%
Total operating expenses:	234,415	219,929	14,486	7%
Net operating loss	(62,090)	(175,083)	112,993	(65%)
Interest income	3,303	5,393	(2,090)	(39%)
Interest expense	(6,967)	(7,529)	562	(7%)
Other (expense)/income, net	(499)	(277)	(222)	80%
Net loss before taxes	(66,253)	(177,496)	111,243	(63%)
Income tax expense	170	282	(112)	(40%)
Net loss	$(66,423)	$(177,778)	$111,355	(63%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $163.1 million and $38.8 million of net product revenue for the three months ended March 31, 2024 and 2023, respectively. The net product revenue of $163.1 million for the three months ended March 31, 2024, consists of $25.6 million in net product revenue from sales of EMPAVELI and $137.5 million in net product revenue from sales of SYFOVRE. The net product revenue of $38.8 million for the three months ended March 31, 2023, consists of $20.4 million in net product revenue from sales of EMPAVELI and $18.4 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue of $9.3 million for the three months ended March 31, 2024 consisted of $4.8 million in revenue from product supplied to Sobi and $4.5 million in royalty revenue from Sobi. Licensing and other revenue of $6.0 million for the three months ended March 31, 2023 consisted of $4.5 million in revenue from product supplied to Sobi and $1.6 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $20.2 million for the three months ended March 31, 2024 and $7.8 million for the three months ended March 31, 2023. The increase in cost of sales was primarily driven by a $1.9 million increase due to higher volume from commercial sales and product provided under our patient assistance programs, a $4.7 million increase in royalty expense, and a $5.4 million increase in expenses incurred related to excess or obsolete inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This did not materially impact cost of sales for the three months ended March 31, 2024 and 2023. We expect this may continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers. As of March 31, 2024, the remaining pre-FDA approved inventory was $19.4 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

(In thousands)	For the Three Months Ended March 31,		Change	Change
	2024	2023	$	%
Program-specific external costs:
PNH	$4,397	$5,086	(689)	(14%)
IC-MPGN & C3G	9,230	8,464	766	9%
ALS	358	6,341	(5,983)	(94%)
CAD	16,228	2,279	13,949	612%
HSCT-TMA	564	1,712	(1,148)	(67%)
GA	9,975	15,559	(5,584)	(36%)
Other development and discovery programs	9,930	16,414	(6,484)	(40%)
Total program-specific costs	50,682	55,855	(5,173)	(9%)
Unallocated external costs
Non-program specific external costs	312	2,905	(2,593)	(89%)
Total unallocated external costs	312	2,905	(2,593)	(89%)
Unallocated internal costs
Compensation and related personnel costs	32,546	50,055	(17,509)	(35%)
Other expenses	1,161	1,212	(51)	(4%)
Total unallocated internal costs	33,707	51,267	(17,560)	(34%)
Total research and development costs	$84,701	$110,027	$(25,326)	(23%)

Research and development expenses decreased by $25.3 million to $84.7 million for the three months ended March 31, 2024 from $110.0 million for the three months ended March 31, 2023, a decrease of 23%. The decrease in research and development expenses was primarily attributable to a $5.2 million decrease in program specific external costs, a $2.6 million decrease in non-program specific external costs, and a $17.5 million decrease in compensation and related personnel costs.

The decrease in our program-specific external costs of $5.2 million was driven by a $5.6 million decrease in GA costs which largely reflects the impact of the approval of SYFOVRE in February 2023, a $6.0 million decrease in ALS costs due to the discontinuation of the Phase 2 MERIDIAN study, and a $6.5 million decrease in other development and discovery program costs. These decreases were partially offset by a $15.0 million one-time expense related to the discontinuation of the CAD program.

The decrease in compensation and related personnel costs was driven by a $15.8 million decrease in salaries and benefits due to lower headcount compared to the prior year and a $1.7 million decrease in stock compensation expense associated with the grant of stock options and restricted stock units to employees. Lower headcount was driven by the reclassification of certain employee costs to selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $27.4 million to $129.5 million for the three months ended March 31, 2024, from $102.1 million for the three months ended March 31, 2023, an increase of 27%. The increase was primarily attributable to an increase in personnel related costs of $7.4 million, an increase in professional and consulting fees and general commercial preparation activities of $17.7 million and higher office costs of $2.7 million, which were partially offset by a decrease of $0.2 million in travel expenses and a decrease of $0.2 million in insurance expenses. The increase in personnel related costs of $7.4 million consisted of a $4.4 million increase in salaries and benefits and an increase of $3.3 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease of $0.3 million in recruiting expenses. The increase in other professional and consulting fees and general commercial preparation activities of $17.7 million consisted primarily of higher commercialization related activity of $18.0 million primarily due to the commercial launch of SYFOVRE in March 2023, partially offset by a decrease in general professional fees of $0.3 million.

Interest Income

Interest income was $3.3 million for the three months ended March 31, 2024, a decrease of $2.1 million, compared to $5.4 million for the three months ended March 31, 2023. The decrease in interest income was primarily attributable to decreased investments during the three months ended March 31, 2024.

Interest Expense

Interest expense was $7.0 million for the three months ended March 31, 2024 and $7.5 million for the three months ended March 31, 2023. The decrease is primarily due to a decrease in the balance of the development liability.

Other (Expense)/ Income, Net

Other income/(expense), net, was $0.5 million during the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023.

Income Tax Expense

Income tax expense was $0.2 million for the three months ended March 31, 2024, a decrease of $0.1 million, compared to $0.3 million for the three months ended March 31, 2023. The decrease primarily pertained to a decrease in state taxes.

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

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the three months ended March 31, 2024.

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

We entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions on February 27, 2024. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2023 or have been previously converted. The unwind transactions was settled based on the volume-weighted average price of our common stock over a 7-day averaging period beginning on and including February 27, 2024. The settlement of the unwind transactions was completed on March 8, 2024 at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of March 31, 2024, the capped call transactions remaining is a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(132,983)	$(177,620)
Net cash used in investing activities	(293)	(259)
Net cash provided by financing activities	108,212	391,106
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(209)	56
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,273)	$213,283

Net Cash Used in Operating Activities

Net cash used in operating activities was $133.0 million for the three months ended March 31, 2024 and consisted primarily of a net loss of $66.4 million adjusted for $36.9 million of non-cash items, including share-based compensation expense of $30.3 million, depreciation expense of $0.4 million and accretion of discount to the development liability of $6.1 million. Further, it included a net increase in operating assets and liabilities of $103.5 million, which was driven by increases in accounts receivable of $61.4 million, an increase in inventory of $14.9 million, an increase in prepaid assets of $4.3 million, a decrease in other current assets of $10.7 million, a decrease in accounts payable and accrued expenses of $37.1 million, and an increase in deferred revenue of $3.6 million.

Net cash used in operating activities was $177.6 million for the three months ended March 31, 2023 and consisted primarily of a net loss of $177.8 million adjusted for $35.9 million of non-cash items, including share-based compensation expense of $28.8 million, depreciation expense of $0.4 million and accretion of discount to the development liability of $6.6 million. Further, it includes a net decrease in operating assets of $6.5 million, a decrease in accounts payable of $5.9 million and accrued expenses of $23.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $0.3 million primarily due to purchases of fixed assets.

Net cash provided by investing activities during the three months ended March 31, 2023 was $0.3 million primarily due to purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $108.2 million during the three months ended March 31, 2024 and consisted primarily of proceeds from the settlement of capped call unwind transactions of $98.8 million and $9.5 million of proceeds from the exercise of stock options.

Net cash provided by financing activities was $391.1 million during the three months ended March 31, 2023 and consisted primarily of proceeds from the follow-on common stock and pre-funded warrant offering in March 2023 of $384.4 million, $17.7 million proceeds from the exercise of stock options offset by the payments of employee tax withholding related to equity-based compensation of $11.0 million.

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

We believe that our cash and cash equivalents as of March 31, 2024, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercial infrastructure for SYFOVRE for GA. We are also devoting substantial resources to the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to continue to successfully commercialize and sell EMPAVELI and SYFOVRE in the United States;
•
the cost of and our ability to obtain regulatory approvals of SYFOVRE outside of the United States and continue to build a commercial infrastructure for SYFOVRE for GA in the United States and worldwide;
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the continued commercialization of EMPAVELI, systemic pegcetacoplan and SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
•
the scope, progress, timing, costs and results of clinical trials of, and research and preclinical development efforts for systemic pegcetacoplan, SYFOVRE and our other product candidates;
•
our ability to maintain a productive collaborative relationship with Sobi with respect to systemic pegcetacoplan, including our ability to achieve milestone payments under our agreement with Sobi;•our ability to identify additional collaborators for any of our product candidates and the terms and timing of any collaboration agreement that we may establish for the development and any commercialization of such product candidates;
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

If our cash and cash equivalents, and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds, which may include equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. We currently do not have any committed external source of funds.

If we are unable to generate sufficient funds from sales of EMPAVELI and SYFOVRE, or raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2023 Annual Report on Form 10-K. See Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for a discussion of obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $325.9 million, consisting primarily of money market funds and U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2023 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Alec Machiels Director	Adoption 2/29/2024	Rule 10b5-1 trading arrangement	Sale	Until 11/28/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 18,000 shares
David Watson General Counsel	Adoption 2/29/2024	Rule 10b5-1 trading arrangement	Sale	Until 2/28/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 23,872 shares
Mark DeLong Chief Business & Strategy Officer	Adoption 3/1/2024	Rule 10b5-1 trading arrangement	Sale	Until 2/28/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 24,799 shares
A. Sinclair Dunlop (1) Independent Director	Adoption 3/2/2024	non-Rule 10b5-1 trading arrangement	Sale	Until 12/31/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 174,000 shares
Cedric Francois President and Chief Executive Officer	Adoption 3/8/2024	Rule 10b5-1 trading arrangement	Sale	Until 5/30/2025 or such earlier date upon which all transactions are completed or expire without execution	Up to 592,034 shares
Caroline Baumal Chief Medical Officer	Adoption 3/13/2024	Rule 10b5-1 trading arrangement	Sale	Until 12/31/2024 or such earlier date upon which all transactions are completed or expire without execution	Up to 6,136 shares
Jeffrey R Eisele Chief Development Officer	Adoption 3/15/2024	Rule 10b5-1 trading arrangement	Sale	Until 2/28/2025 or such earlier date upon which all transactions are completed or expire without execution	Up to 207,256 shares
James Chopas Vice President, Corporate Controller and Chief Accounting Officer	Adoption 3/18/2024	Rule 10b5-1 trading arrangement	Sale	Until 8/30/2024 or such earlier date upon which all transactions are completed or expire without execution	Up to 4,000 shares
Karen L Lewis Chief People Officer	Adoption 3/19/2024	Rule 10b5-1 trading arrangement	Sale	Until 3/31/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 101,422 shares
Nur Nicholson Chief Technical Operations Officer	Adoption 3/30/2024	Rule 10b5-1 trading arrangement	Sale	Until 11/15/2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 28,747 shares

(1) The non-Rule 10b5-1 trading plan relates to Epidarex Capital I LP, an affiliated entity of the named director.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: May 7, 2024	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: May 7, 2024	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)