Form 10-Q
period 2024-06-30
Apellis Pharmaceuticals, Inc.
filed 2024-08-01
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, the registrant had 121,766,328 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form

10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI, SYFOVRE and Apellis Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$360,087	$351,185
Accounts receivable, net	304,433	206,442
Inventory	152,772	146,362
Prepaid assets	28,971	38,820
Restricted cash	1,339	1,114
Other current assets	12,372	22,408
Total current assets	859,974	766,331
Non-current assets:
Right-of-use assets	16,321	16,745
Property and equipment, net	3,836	4,345
Long-term inventory	23,021	—
Other assets	1,330	1,309
Total assets	$904,482	$788,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,270	$37,516
Accrued expenses	122,781	127,806
Current portion of development liability	—	75,830
Current portion of lease liabilities	6,214	6,441
Deferred revenue	1,903	—
Total current liabilities	169,168	247,593
Long-term liabilities:
Long-term development liability	—	239,817
Long-term credit facility	364,025	—
Convertible senior notes	93,186	93,033
Lease liabilities	11,085	11,454
Other liabilities	2,691	2,312
Total liabilities	640,155	594,209
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2024 and December 31, 2023; 121,687 shares issued and outstanding at June 30, 2024, and 119,556 shares issued and outstanding at December 31, 2023	12	12
Additional paid-in capital	3,209,245	3,035,539
Accumulated other comprehensive loss	(3,362)	(3,542)
Accumulated deficit	(2,941,568)	(2,837,488)
Total stockholders’ equity	264,327	194,521
Total liabilities and stockholders’ equity	$904,482	$788,730

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$179,136	$89,645	$342,211	$128,444
Licensing and other revenue	20,549	5,324	29,798	11,370
Total revenue:	199,685	94,969	372,009	139,814
Operating expenses:
Cost of sales	23,100	8,379	43,309	16,188
Research and development	77,947	95,658	162,647	205,684
Selling, general and administrative	128,081	111,373	257,587	213,466
Total operating expenses:	229,128	215,410	463,543	435,338
Net operating loss	(29,443)	(120,441)	(91,534)	(295,524)
Loss on extinguishment of development liability	(1,949)	—	(1,949)	—
Interest income	3,184	6,002	6,488	11,395
Interest expense	(9,359)	(7,341)	(16,326)	(14,869)
Other income/(expense), net	24	(63)	(475)	(341)
Net loss before taxes	(37,543)	(121,843)	(103,796)	(299,339)
Income tax expense	114	194	284	476
Net loss	$(37,657)	$(122,037)	$(104,080)	$(299,815)
Other comprehensive gain/(loss):
Foreign currency translation	163	(21)	180	79
Total other comprehensive income	163	(21)	180	79
Comprehensive loss, net of tax	$(37,494)	$(122,058)	$(103,900)	$(299,736)
Net loss per common share, basic and diluted	$(0.30)	$(1.02)	$(0.84)	$(2.57)
Weighted-average number of common shares used in net loss per common share, basic and diluted	123,904	119,316	123,430	116,594

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2024	119,556	$12	$3,035,539	$(3,542)	$(2,837,488)	$194,521
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	714	—	9,477	—	—	9,477
Vesting of restricted stock units, net of shares withheld for taxes	997	—	(28)	—	—	(28)
Share-based compensation expense	—	—	30,349	—	—	30,349
Net loss	—	—	—	—	(66,423)	(66,423)
Foreign currency translation	—	—	—	17	—	17
Balance at March 31, 2024	121,267	12	3,174,100	(3,525)	(2,903,911)	266,676
Issuance of common stock upon exercise of stock options	233	—	1,962	—	—	1,962
Vesting of restricted stock units, net of shares withheld for taxes	102	—	—	—	—	—
Share-based compensation expense	—	—	29,990	—	—	29,990
Issuance of common stock to employee stock purchase plan	85	—	3,193	—	—	3,193
Net loss	—	—	—	—	(37,657)	(37,657)
Foreign currency translation	—	—	—	163		163
Balance at June 30, 2024	121,687	$12	$3,209,245	$(3,362)	$(2,941,568)	$264,327

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Continued from previous page)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	$169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	951	—	17,718	—	—	17,718
Vesting of restricted stock units, net of shares withheld for taxes	448	—	(10,999)	—	—	(10,999)
Share-based compensation expense	—	—	28,823	—	—	28,823
Net loss	—	—	—	—	(177,778)	(177,778)
Foreign currency translation	—	—	—	100	—	100
Balance at March 31, 2023	116,179	12	2,899,524	(775)	(2,486,638)	412,123
Issuance of common stock upon exercise of stock options	1,208	—	22,334	—	—	22,334
Vesting of restricted stock units, net of shares withheld for taxes	119	—	(27)	—	—	(27)
Share-based compensation expense	—	—	29,277	—	—	29,277
Issuance of common stock to employee stock purchase plan	73	—	3,754	—	—	3,754
Net loss	—	—	—	—	(122,037)	(122,037)
Foreign currency translation	—	—	—	(21)	—	(21)
Balance at June 30, 2023	117,579	$12	$2,954,862	$(796)	$(2,608,675)	$345,403

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(104,080)	$(299,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	60,339	58,101
Loss on extinguishment of development liability	1,949	—
Loss on disposal of fixed assets	—	19
Depreciation expense	893	846
Amortization of discounts for credit facility	161	—
Amortization of discounts for convertible notes	153	147
Accretion of discount to development liability	8,936	13,078
Changes in operating assets and liabilities:
Accounts receivable	(97,990)	(103,186)
Inventory	(29,431)	(17,502)
Prepaid assets	9,832	2,535
Other current assets	10,039	9,846
Other assets	(306)	14,977
Right-of-use assets and lease liabilities	(171)	(37)
Accounts payable	759	(9,849)
Accrued expenses	(4,308)	3,065
Deferred revenue	1,903	—
Net cash used in operating activities	(141,322)	(327,775)
Investing Activities
Purchase of property and equipment	(383)	(631)
Net cash used in investing activities	(383)	(631)
Financing Activities
Proceeds from credit facility	365,454	—
Payment of issuance cost for credit facility	(1,589)	—
Repayment of development liability	(326,533)	—
Proceeds from settlement of capped call	98,763	—
Proceeds from issuance of common stock and pre-funded warrant offering, net of issuance costs	—	384,387
Payments for development liability	—	(24,500)
Proceeds from exercise of stock options	11,439	40,052
Proceeds from issuance of common stock under employee share purchase plan	3,193	3,754
Payments of employee tax withholding related to equity-based compensation	(28)	(11,027)
Net cash provided by financing activities	150,699	392,666
Effect of exchange rate changes on cash, cash equivalents and restricted cash	133	9
Net increase in cash, cash equivalents and restricted cash	9,127	64,269
Cash, cash equivalents and restricted cash at beginning of period	352,299	553,075
Cash, cash equivalents and restricted cash at end of period	$361,426	$617,344
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$360,087	$616,259
Restricted cash	1,339	1,085
Total cash, cash equivalents, and restricted cash	$361,426	$617,344
Supplemental Disclosures
Cash paid for interest	$6,949	$1,643
Cash paid for income taxes	—	$384
Proceeds from income tax refunds net of income taxes paid	119	—

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

The Company’s operations since inception have been limited to organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) and SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to June 30, 2024, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $2.9 billion primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities.

As of August 1, 2024, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $360.1 million as of June 30, 2024 combined with cash anticipated to be generated from sales will be sufficient to fund its operations and capital expenditures for at least the next twelve months.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

In November 2023, the FASB issued an amendment to the accounting guidance on segment reporting. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15,

2024. Retrospective application is required, and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements and disclosures.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Products:
EMPAVELI	$24,512	$22,303	$50,122	$42,742
SYFOVRE	154,624	67,342	292,089	85,702
Total Product revenue, net	$179,136	$89,645	$342,211	$128,444

The Company’s accounts receivable balance of $304.4 million as of June 30, 2024 and $206.4 million as of December 31, 2023, consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from our collaboration with Swedish Orphan Biovitrum AB (“Sobi”). The Company does not have a reserve related to expected credit losses against its receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $22.7 million and $16.6 million as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and six months ended June 30, 2024 (in thousands):

	Chargebacks, Discounts, and Fees	Government and other rebates	Returns	Total
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	16,625
Provision related to sales in the current year	9,575	13,125	1,355	24,055
Adjustments related to prior period sales	146	(19)	(96)	31
Credits and payments made	(9,724)	(9,906)	(1,859)	(21,489)
Ending balance at March 31, 2024	$5,671	$12,098	$1,453	$19,222
Provision related to sales in the current year	10,025	17,777	1,039	28,841
Adjustments related to prior period sales	(131)	354	(983)	(760)
Credits and payments made	(9,635)	(14,640)	(326)	(24,601)
Ending balance at June 30, 2024	$5,930	$15,589	$1,183	$22,702

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

Significant customers - EMPAVELI and SYFOVRE are sold principally through arrangements with specialty pharmacies and specialty distributors, who are the Company’s customers. Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	13%	24%	14%	33%
Customer C	19%	13%	19%	12%
Customer D	58%	58%	58%	50%

	Percent of Product Sales Receivable
	As of June 30,
	2024	2023
Customer A	2%	8%
Customer C	20%	16%
Customer D	67%	69%

4. Inventory

The Company’s inventory consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$50,474	$32,724
Semi-finished goods	116,542	82,924
Finished goods	8,777	30,714
Total inventory	$175,793	$146,362

The Company classifies its inventory as long-term when consumption or sale of the inventory is expected beyond twelve months. The Company's long-term inventory balance consists of raw materials that are not expected to be consumed with in twelve months.

Inventory amounts written down as a result of excess, obsolete, unmarketability or other reasons are charged to cost of sales. The Company's reserve for excess and obsolete inventory was $5.6 million and $9.3 million as of June 30, 2024 and December 31, 2023, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Down payments for inventory	$9,411	$16,296
Prepaid research and development	7,787	13,931
Other prepaid expenses	11,773	8,593
Total prepaid expenses	$28,971	$38,820

	June 30,	December 31,
	2024	2023
Royalties receivable	$4,418	$3,054
Receivable from collaboration agreement (1)	—	15,000
Deposits and other current assets	7,954	4,354
Total other current assets	$12,372	$22,408

(1) In January 2024, the Company waived the remaining reimbursement payment of $15.0 million from Sobi in connection with the decision to discontinue the cold agglutinin disease (“CAD”) program.

6. Development Liability

In 2019, the Company entered into a development funding agreement (as amended, the “SFJ agreement”) with SFJ Pharmaceuticals Group (“SFJ”), under which SFJ agreed to provide funding to the Company to support the development of pegcetacoplan for the treatment of patients with PNH. Under the SFJ agreement, SFJ paid the Company an aggregate of $140.0 million between June 2019 and January 2020.

Under the SFJ agreement, the Company granted a security interest to SFJ in all of its assets, excluding intellectual property and license agreements to which it is a party. In connection with the grant of the security interest, the Company agreed to certain affirmative and negative covenants, including restrictions on its ability to pay dividends, incur additional debt or enter into licensing transactions with respect to its intellectual property, other than specified types of licenses.

Following regulatory approval for the use of systemic pegcetacoplan as a treatment for PNH by the FDA in May 2021 and by the European Medicines Agency in December 2021, the Company became obligated to pay SFJ an aggregate of $460.0 million in payments over the period from the time of each regulatory approval until the sixth anniversary of each regulatory approval. The Company paid SFJ a total of $94.0 million through March 31, 2024.

From December 15, 2021 to the final annual payment due in December 2027, the development liability was accreted from its initial carrying amount to the total payment amount using the effective interest rate method over the remaining life of the SFJ agreement.

The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the unaudited condensed consolidated statement of operations.

In May 2024, the Company paid its remaining obligations under the SFJ agreement in full with $326.5 million of proceeds from the Sixth Street Financing Agreement (as defined below) (see Note 8). Upon such payment, SFJ released its security interest in the Company’s assets at that time. The Company concluded that the development liability was extinguished as of the payoff date, and the difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability in the unaudited condensed consolidated statement of operations for the three month period ended June 30, 2024.

The following table summarizes the development liability (in thousands):

	June 30, 2024	December 31, 2023	Effective Interest Rate
Development liability	$—	$366,000	7.91%
Less: Unamortized discount to development liability	—	(50,353)
Less: Current portion of development liability, net of discount	—	(75,830)
Total long-term development liability	$—	$239,817

For the three and six months ended June 30, 2024, interest expense of $2.9 million and $8.9 million, respectively, was recorded for the accretion of the development liability.

For the three and six months ended June 30, 2023, interest expense of $6.5 million and $13.1 million, respectively, was recorded for the accretion of the development liability.

7. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development	$29,638	$28,318
Accrued royalties	6,740	10,197
Accrued payroll liabilities	29,199	51,781
Accrued goods received not invoiced	16,312	5,902
Product revenue reserves	22,702	16,625
Other	18,190	14,983
Total	$122,781	$127,806

8. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of convertible notes (the “2019 Convertible Notes”) with an aggregate principal amount of $220.0 million issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee.

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million. The Company used $28.4 million of the net proceeds to pay the cost of the capped call transactions in September 2019 described below.

On May 12, 2020, the Company issued convertible notes (the “2020 Convertible Notes”) with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million. The Company used $43.1 million of the net proceeds to pay the cost of the additional capped call transactions in May 2020 described below.

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

On or after September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of June 30, 2024.

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

The conditional conversion feature of the Convertible Notes was triggered as of March 31, 2024, and as a result the Convertible Notes were convertible at the option of the holders until June 30, 2024. No Convertible Notes were converted during this period.

The conditional conversion feature of the Convertible Notes was not triggered as of June 30, 2024, and as a result the Convertible Notes are not convertible during the quarter ending September 30, 2024.

As of June 30, 2024, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

The outstanding balance of the Convertible Notes as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Liability
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(711)	(864)
Net carrying amount	$93,186	$93,033

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$77	$74	$153	$147
Contractual interest expense	822	822	1,643	1,643
Total interest expense	$899	$896	$1,796	$1,790

Capped Call Transactions

On September 11, 2019 and May 6, 2020, concurrently with the pricings of the Convertible Notes, the Company entered into capped call transactions with two counterparties. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which is initially $39.4625 (the conversion price of the Convertible Notes) and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of such Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, which is initially $63.14 per share, there would nevertheless be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that such market price exceeds the cap price of the capped call transactions.

On February 27, 2024, the Company unwound a portion of the capped call transactions with the capped call counterparties, which resulted in cash proceeds to the Company of $98.8 million. The unwind transactions were settled at a volume-weighted average price per share of $64.11 on March 8, 2024.

As of June 30, 2024, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Financing Agreement and Credit Facility

On May 13, 2024, the Company and certain of its subsidiaries entered into a financing agreement (the “Sixth Street Financing Agreement”) with the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders.

The Sixth Street Financing Agreement provides for a senior secured term loan facility of up to $475.0 million (the “Credit Facility”), consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at the Company’s option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that the Company’s trailing three-month sales of

SYFOVRE is at least $180.0 million prior to the $100.0 million draw. The Company can exercise the option for the $100.0 million draw through September 30, 2025, assuming such requirements are met.

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at (i) in the case of SOFR Loans, an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus 5.75%, and (ii) in the case of Base Rate Loans, an annual rate equal to the base rate as defined in the agreement (subject to 2.00% floor), plus 4.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The net proceeds from the initial draw of the Credit Facility were approximately $363.9 million, net of $11.1 million of issuance costs. The Company used $326.5 million of the proceeds from the initial draw of the Credit Facility to buy out its remaining obligations to SFJ. The buyout of the SFJ development liability eliminated $366.0 million in payments to SFJ between 2024 and 2027, including approximately $200.0 million payable through 2025 (See Note 6).

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject to a prepayment premium. Repayments may be made after the first year of the loan and are subject to a prepayment premium up to 3% depending on timing.

All obligations under the Sixth Street Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and certain subsidiaries of the Company, including its intellectual property, and will be guaranteed by certain subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.

The Sixth Street Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity of at least $50.0 million if the Company’s market capitalization is below $3.0 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Among other permissions, the Company is permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of the Company’s market capitalization, but not to exceed $600.0 million. The Company is subject to restrictions on sales and licensing transactions with respect to its core intellectual property, defined to include SYFOVRE, EMPAVELI, and other pegcetacoplan product assets, subject to certain exceptions, including certain transactions related to areas outside the United States and Europe.

The outstanding balance of the Credit Facility as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Liability
Principal	$375,000	$—
Less: debt discount and issuance costs	(10,975)	—
Net carrying amount	$364,025	$—

The following table sets forth total interest expense recognized related to the Credit Facility during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$161	$—	$161	$—
Contractual interest expense	5,306	—	5,306	—
Total interest expense	$5,467	$—	$5,467	$—

9. Leases

The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As of June 30, 2024 and December 31, 2023, all leases were classified as operating leases. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Right-of-use assets	$16,321	$16,745
Operating lease liabilities	$17,299	$17,895
Weighted average remaining term in years	3.08	2.83
Weighted average discount rate used to measure outstanding lease liabilities	6.64%	7.20%

For the three months ended June 30, 2024 and 2023, the total lease cost for operating lease expense was $1.8 million and $1.7 million, respectively. For the six months ended June 30, 2024 and 2023, the total lease cost for operating lease expense was $3.8 million and $3.4 million, respectively.

Supplemental cash flow information related to operating leases for the six months ended June 30 2024 and 2023 is as follows (in thousands):

	2024	2023
Operating cash flows from operating leases	$4,316	$4,094

The maturities of the Company’s operating lease liabilities as of June 30, 2024 are as follows (in thousands):

2024	$3,617
2025	6,651
2026	5,889
2027	1,410
2028 and thereafter	1,406
Total future minimum lease payments	18,973
Less imputed interest	(1,674)
Total operating lease liabilities	$17,299

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		June 30, 2024
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$207,950	$—	$—	$207,950
Total Financial Assets		$207,950	$—	$—	$207,950

		December 31, 2023
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$276,391	$—	$—	$276,391
Total Financial Assets		$276,391	$—	$—	$276,391

The Company’s Convertible Notes and development liability are financial instruments that are reported in the financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of June 30, 2024 and December 31, 2023. The fair value of the Convertible Notes was $123.2 million as of June 30, 2024 and $140.8 million as of December 31, 2023. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

The fair value of the development liability was $306.9 million as of December 31, 2023. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating. Because the development liability was paid in full in May 2024, no amount is included as of June 30, 2024.

11. Income Taxes

For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.3 million of income tax expense, respectively, primarily pertaining to state and foreign income taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets for the period ended June 30, 2024.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax benefits for the period ended June 30, 2024. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

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

Under the Sobi collaboration agreement, the Company and Sobi agreed to collaborate to develop Licensed Products for certain indications, including PNH, C3G, IC-MPGN and HSCT-TMA (collectively the “Initial Indications”), and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

The initial development plan sets forth the initial development activities to be conducted by each of the Company and Sobi, with the Company bearing all costs incurred in conducting the activities set forth in such initial development plan, as well as certain specified additional costs that are not included in the initial development plan that may be incurred by the parties in developing Licensed Products for PNH in the European Union and the United Kingdom. The Company and Sobi formed several governance committees to oversee the development and manufacture, and to review and discuss the commercialization, of Licensed Products.

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

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs, of which the Company received a total of $65.0 million through January 2023 and waived the remaining payment of $15.0 million in January, 2024. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company.

Under the Sobi collaboration agreement, for the three and six months ended June 30, 2024, the Company recognized $4.4 million and $8.9 million, respectively, of royalty revenue. For the three and six months ended June 30, 2023, the Company recognized $2.4 million and $4.0 million, respectively, of royalty revenue. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. Since contract inception, the Company has recognized $65.0 million in contra-research and development expenses.

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

University of Pennsylvania License Agreement

The Company is a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights. The Company is required to pay annual maintenance fees of $0.1 million until the first sale of a licensed product. The Company is also required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product, subject to a step-down upon patent expiry, with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

In April 2023, the Company paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In 2023, the Company incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which the Company paid $2.0 million in October 2023 and the remaining $3.0 million in January 2024.

As of June 30, 2024, the Company has incurred an aggregate royalty expense of $18.4 million on sales of SYFOVRE, of which $9.5 million was incurred in the six months ended June 30, 2024.

In addition, the Company is also party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to a step-down upon patent expiry, with minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

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

As of June 30, 2024, the Company has incurred an aggregate royalty expense of $11.1 million on sales of EMPAVELI and Aspaveli, of which $3.1 million was incurred in the six months ended June 30, 2024.

13. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation, the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of June 30, 2024, the Company is obligated to pay up to an aggregate of $74.1 million to these vendors. In addition, the Company has other non-cancelable purchase agreements as of June 30, 2024, under which it is obligated to pay up to an aggregate of $19.8 million to vendors.

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

On October 2, 2023, the defendants moved to transfer the action to the United States District Court for the District of Massachusetts. On May 17, 2024, the United States District Court for the District of Delaware approved the motion to transfer to the United States District Court for the District of Massachusetts. The defendants moved to dismiss the Complaint on June 12, 2024, and the plaintiff’s opposition motion is due on August 12, 2024.

The outcome of the matter described above cannot be predicted with certainty and therefore any loss is neither probable nor reasonably estimable. However, the Company intends to vigorously defend against the litigation.

14. Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the weighted average number of shares of common stock used to calculate basic and diluted net loss per share attributable to common stockholders as they are exercisable at any time for nominal cash. Since the Company was in a loss position for all periods presented, basic net loss per common share is the same as diluted net loss per common share for all periods presented as the inclusion of all potential common shares would have been anti-dilutive. Convertible notes and potential common shares presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	As of June 30,
	2024	2023
Convertible notes	2,379	2,379
Common stock options	8,299	10,665
Restricted stock units	4,381	4,669
Total	15,059	17,713

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2024, as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on February 29, 2024, which we refer to as the 2023 Annual Report on Form 10-K.

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE® (pegcetacoplan injection), the first approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. In June 2024, we announced additional results from the GALE long-term extension study which demonstrated that SYFOVRE injection preserved visual function in patients with GA at 36 months. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects approximately 1.5 million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the three and six months ended June 30, 2024, we generated $154.6 million and $292.1 million, respectively, in U.S. net product revenue from sales of SYFOVRE.

We have submitted a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for intravitreal pegcetacoplan for the treatment of GA. In July 2024, we initiated a re-examination process following the adoption of a negative opinion by the Committee for Medicinal Products for Human Use, or CHMP. A final opinion from the CHMP upon reexamination is expected in the fourth quarter of 2024. We have also submitted marketing applications for SYFOVRE for the treatment of GA to regulatory authorities in other jurisdictions, which are each under review by the applicable regulatory authorities. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

In May 2021, the FDA approved EMPAVELI (systemic pegcetacoplan), the first targeted C3 therapy, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, for use in adults who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. For the three and six months ended June 30, 2024, we generated $24.5 million and $50.1 million, respectively, in U.S. net product revenue from sales of EMPAVELI and received $4.4 million and $8.9 million, respectively, in royalties from our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, which has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. We have commercialization rights for systemic pegcetacoplan in the United States.

We believe that EMPAVELI has the potential to be a best-in-class treatment for additional high unmet need areas. We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, in nephrology under our collaboration with Sobi. We plan to report top-line data from the ongoing Phase 3 VALIANT trial investigating systemic pegcetacoplan in adolescent and adult patients with native and post-transplant recurrence IC-MPGN and C3G in August 2024.

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

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $392.0 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock. Our non-dilutive financing activities in the six months ended June 30, 2024, including the Sixth Street Financing Agreement (as defined below), the repayment of our remaining obligations to SFJ and the partial unwinding of our capped call transactions increased the amount of cash available to us through 2025 by approximately $270.0 million, with the potential for us to access additional short-term liquidity through a second draw of $100.0 million under the Credit Facility (as defined below).

We have incurred significant annual net operating losses in every year since our inception, and we expect to continue to incur net operating losses for at least this year. Our net losses were $37.7 million and $122.0 million for the three months ended June 30, 2024 and 2023, respectively, and $104.1 million and $299.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $2.9 billion.

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

Financing Agreement and Credit Facility

On May 13, 2024, we entered into a financing agreement, or the Sixth Street Financing Agreement, with certain of our material subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders.

The Sixth Street Financing Agreement provides for a senior secured term loan facility of up to $475.0 million, or the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw. We can exercise the option for the additional $100.0 million draw through September 30, 2025, assuming such requirements are met.

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at (i) in the case of SOFR Loans, an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus 5.75%, and (ii) in the case of Base Rate Loans, an annual rate equal to the base rate as defined in the agreement (subject to 2.00% floor), plus 4.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The net proceeds from the initial draw of the Credit Facility were approximately $363.9 million, net of $11.1 million of issuance costs. We used the majority of the proceeds of the $375.0 million draw at closing to buy out our remaining obligations to SFJ, in the amount of approximately $326.5 million.

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. We have the right to prepay loans under the Credit Facility at any time. We are required to repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject to a prepayment premium. Repayments may be made after the first year of the loan and are subject to a prepayment premium up to 3% depending on timing.

All obligations under the Sixth Street Financing Agreement will be secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and assets of our material subsidiaries, including our intellectual property, and will be guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.

The Sixth Street Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity of at least $50.0 million if our market capitalization is below $3.0 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Among other permissions, we are permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of our market capitalization, but not to exceed $600.0 million. We are subject to restrictions on sales and licensing transactions with respect to our core intellectual property, defined to include SYFOVRE, EMPAVELI, and other pegcetacoplan product assets, subject to certain exceptions, including certain transactions related to areas outside the United States and Europe.

The Sixth Street Financing Agreement also contains certain events of default after which loans under the Credit Facility may be due and payable immediately, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us and our subsidiaries, and change of control.

SFJ Agreement

In 2019, we entered into a development funding agreement (as amended, the “SFJ agreement”) with SFJ Pharmaceuticals Group (“SFJ”), under which SFJ agreed to provide funding to us to support the development of pegcetacoplan for the treatment of patients with PNH. Under the SFJ agreement, SFJ paid us an aggregate of $140.0 million between June 2019 and January 2020.

Following regulatory approval for the use of systemic pegcetacoplan as a treatment for PNH by the FDA in May 2021 and by the EMA in December 2021, we became obligated to pay SFJ an aggregate of $460.0 million in payments between 2021 and 2027. We paid SFJ an aggregate of $94.0 million through March 31, 2024.

On May 13, 2024, we used proceeds from the Sixth Street Financing Agreement to buy out our remaining obligations owed to SFJ, in the amount of approximately $326.5 million. The buyout of the SFJ development liability eliminated the remaining $366.0 million in payments to SFJ, including a total of approximately $200.0 million payable in 2024 and 2025.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of June 30, 2024.

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

The conditional conversion feature of the Convertible Notes was triggered as of March 31, 2024, and as a result the Convertible Notes were convertible at the option of the holders until June 30, 2024. No Convertible Notes were converted during this period.

The conditional conversion feature of the Convertible Notes was not triggered as of June 30, 2024, and as a result the Convertible Notes are not convertible during the quarter ending September 30, 2024.

As of June 30, 2024, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the Sobi collaboration agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs.

In January 2021 we received a $25.0 million development reimbursement payment from Sobi and in January 2022 and 2023, we received a $20.0 million development reimbursement payment from Sobi. In January 2024, we waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the cold agglutinin disease program.

The EC approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe, which we received in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania.

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

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of EMPAVELI and SYFOVRE, royalties owed to our licensor, costs associated with supply provided under the Sobi collaboration agreement, costs of products provided under our patient assistance programs, and certain period costs.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to product revenue, licensing revenue, costs of research collaboration arrangements, inventory, accrued research and development expenses, convertible notes, capped call transactions and development liability, which we described in our 2023 Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K. There have been no changes to our critical accounting estimates since our 2023 Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 2024 and 2023 (in thousands, except percentages)

	For the Three Months Ended June 30,		Change	Change
	2024	2023	$	%
Revenue:
Product revenue, net	$179,136	$89,645	$89,491	100%
Licensing and other revenue	20,549	5,324	15,225	286%
Total revenue:	199,685	94,969	104,716	110%
Operating expenses:
Cost of sales	23,100	8,379	14,721	176%
Research and development	77,947	95,658	(17,711)	(19%)
Selling, general and administrative	128,081	111,373	16,708	15%
Total operating expenses:	229,128	215,410	13,718	6%
Net operating loss	(29,443)	(120,441)	90,998	(76%)
Loss on extinguishment of development liability	(1,949)	—	(1,949)	100%
Interest income	3,184	6,002	(2,818)	(47%)
Interest expense	(9,359)	(7,341)	(2,018)	27%
Other income/(expense), net	24	(63)	87	(138%)
Net loss before taxes	(37,543)	(121,843)	84,300	(69%)
Income tax expense	114	194	(80)	(41%)
Net loss	$(37,657)	$(122,037)	$84,380	(69%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $179.1 million and $89.6 million of net product revenue for the three months ended June 30, 2024 and 2023, respectively. The net product revenue of $179.1 million for the three months ended June 30, 2024, consists of $24.5 million in net product revenue from sales of EMPAVELI and $154.6 million in net product revenue from sales of SYFOVRE. The net product revenue of $89.6 million for the three months ended June 30, 2023, consists of $22.3 million in net product revenue from sales of EMPAVELI and $67.3 million in net product revenue from sales of SYFOVRE. The increase in product revenue was primarily driven by an increase in volume of SYFOVRE sales in the second year of launch.

Licensing and Other Revenue

Licensing and other revenue of $20.5 million for the three months ended June 30, 2024 consisted of $16.1 million in revenue from product supplied to Sobi and $4.4 million in royalty revenue from Sobi. Licensing and other revenue of $5.3 million for the three months ended June 30, 2023 consisted of $2.9 million in revenue from product supplied to Sobi and $2.4 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $23.1 million for the three months ended June 30, 2024 and $8.4 million for the three months ended June 30, 2023. The increase in cost of sales was primarily driven by a $2.4 million increase due to higher volume from commercial sales and product provided under our patient assistance programs, a $7.8 million increase due to higher volume of product supplied to Sobi, a $3.2 million increase in royalty expense, and a $1.3 million increase in expenses incurred related to excess, obsolete or scrapped inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This did not materially impact cost of sales for the three months ended June 30, 2024 and 2023. As of June 30, 2024, the remaining pre-FDA approved inventory was $18.3 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

(In thousands)	For the Three Months Ended June 30,		Change	Change
	2024	2023	$	%
Program-specific external costs:
PNH	$5,431	$5,964	$(533)	(9%)
IC-MPGN & C3G	9,487	7,319	2,168	30%
ALS	321	495	(174)	(35%)
CAD	1,383	1,430	(47)	(3%)
HSCT-TMA	471	99	372	376%
GA	11,216	14,399	(3,183)	(22%)
Other development and discovery programs	13,073	12,444	629	5%
Total program-specific costs	41,382	42,150	(768)	(2%)
Unallocated external costs
Non-program specific external costs	1,781	4,169	(2,388)	(57%)
Total unallocated external costs	1,781	4,169	(2,388)	(57%)
Unallocated internal costs
Compensation and related personnel costs	33,287	47,545	(14,258)	(30%)
Other expenses	1,497	1,794	(297)	(17%)
Total unallocated internal costs	34,784	49,339	(14,555)	(29%)
Total research and development costs	$77,947	$95,658	$(17,711)	(19%)

Research and development expenses decreased by $17.7 million to $77.9 million for the three months ended June 30, 2024 from $95.7 million for the three months ended June 30, 2023, a decrease of 19%. The decrease in research and development expenses was primarily attributable to a $0.8 million decrease in program specific external costs, a $2.4 million decrease in non-program specific external costs, a $14.2 million decrease in compensation and related personnel costs and a $0.3 million decrease in other expenses.

The decrease in our program-specific external costs of $0.8 million was driven by a $3.2 million decrease in GA costs which largely reflects the impact of the approval of SYFOVRE in February 2023, partially offset by an increase of $2.2 million in IC-MPGN and C3G costs.

The decrease in compensation and related personnel costs was driven by a $11.6 million decrease in salaries and benefits due to lower headcount compared to the prior year and reclassification of certain employee costs to selling, general and administrative expenses and a $2.6 million decrease in stock compensation expense associated with the grant of stock options and restricted stock units to employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16.7 million to $128.1 million for the three months ended June 30, 2024, from $111.4 million for the three months ended June 30, 2023, an increase of 15%. The increase was primarily attributable to an increase in personnel related costs of $1.9 million, an increase in general commercial activities of $13.5 million, higher office costs of

$2.2 million, and an increase of $0.9 million in travel expenses, which were partially offset by a $1.8 million reduction in professional and consulting fees. The increase in personnel related costs of $1.9 million consisted primarily of higher stock compensation expenses of $2.2 million associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease of $0.3 million in recruiting expenses.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in full in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of June 30, 2024.

Interest Income

Interest income was $3.2 million for the three months ended June 30, 2024, a decrease of $2.8 million, compared to $6.0 million for the three months ended June 30, 2023. The decrease in interest income was primarily attributable to decreased investments during the three months ended June 30, 2024.

Interest Expense

Interest expense was $9.3 million for the three months ended June 30, 2024, an increase of $2.0 million, compared to $7.3 million for the three months ended June 30, 2023. The increase is primarily due to the interest incurred under the Credit Facility and was partially offset by a decrease in the balance of the development liability.

Other (Expense)/Income, Net

Other expense was $24.0 thousand, for the three months ended June 30, 2024, as compared to other income of $63.0 thousand for the three months ended June 30, 2023.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended June 30, 2024, a decrease of $0.1 million, compared to $0.2 million for the three months ended June 30, 2023. The decrease primarily pertained to a decrease in state taxes.

Six Months Ended June 30, 2024 and 2023 (in thousands, except percentages)

	For the Six Months Ended June 30,		Change	Change
	2024	2023	$	%
Revenue:
Product revenue, net	$342,211	$128,444	$213,767	166%
Licensing and other revenue	29,798	11,370	18,428	162%
Total revenue:	372,009	139,814	232,195	166%
Operating expenses:
Cost of sales	43,309	16,188	27,121	168%
Research and development	162,647	205,684	(43,037)	(21%)
Selling, general and administrative	257,587	213,466	44,121	21%
Total operating expenses:	463,543	435,338	28,205	6%
Net operating loss	(91,534)	(295,524)	203,990	(69%)
Loss on extinguishment of development liability	(1,949)	—	(1,949)	100%
Interest income	6,488	11,395	(4,907)	(43%)
Interest expense	(16,326)	(14,869)	(1,457)	10%
Other (expense)/ income, net	(475)	(341)	(134)	39%
Net loss before taxes	$(103,796)	$(299,339)	$195,543	(65%)
Income tax expense	284	476	(192)	(40%)
Net loss	$(104,080)	$(299,815)	$195,735	(65%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States, which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $342.2 million and $128.4 million of net product revenue for the six months ended June 30, 2024 and 2023, respectively. The net product revenue of $342.2 million for the six months ended June 30, 2024, consisted of $50.1 million in net product revenue from sales of EMPAVELI and $292.1 million in net product revenue from sales of SYFOVRE. The net product revenue of $128.4 million for the six months ended June 30, 2023, consisted of $42.7 million in net product revenue from sales of EMPAVELI and $85.7 million in net product revenue from sales of SYFOVRE. The increase in product revenue was primarily driven by an increase in volume of SYFOVRE sales in the second year of launch.

Licensing and Other Revenue

Licensing and other revenue of $29.8 million during the six months ended June 30, 2024 included $20.9 million in revenue for product supplied to Sobi and $8.9 million in royalty revenue from Sobi. Licensing and other revenue of $11.4 million during the six months ended June 30, 2023 included $7.4 million in revenue for product supplied to Sobi and $4.0 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $43.3 million for the six months ended June 30, 2024 and $16.2 million for the six months ended June 30, 2023. The increase in cost of sales was primarily driven by a $4.1 million increase due to higher volume from commercial sales and product provided under our patient assistance programs, a $7.1 million increase due to higher volume of product supplied to Sobi, a $7.9 million increase in royalty expense, and a $7.5 million increase in expenses incurred related to excess, obsolete or scrapped inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This did not materially impact cost of sales for the six months ended June 30, 2024 and 2023. As of June 30, 2024, the remaining pre-FDA approved inventory was $18.3 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

(In thousands)	For the Six Months Ended June 30,		Change	Change
	2024	2023	$	%
Program-specific external costs:
PNH	$9,828	$11,050	$(1,222)	(11%)
IC-MPGN & C3G	18,717	15,783	2,934	19%
ALS	679	6,837	(6,158)	(90%)
CAD	17,612	3,709	13,903	375%
HSCT-TMA	1,035	1,811	(776)	(43%)
GA	21,191	29,958	(8,767)	(29%)
Other development and discovery programs	23,004	28,857	(5,853)	(20%)
Total program-specific costs	92,066	98,005	(5,939)	(6%)
Unallocated external costs
Non-program specific external costs	2,092	7,074	(4,982)	(70%)
Total unallocated external costs	2,092	7,074	(4,982)	(70%)
Unallocated internal costs
Compensation and related personnel costs	65,834	97,600	(31,766)	(33%)
Other expenses	2,655	3,005	(350)	(12%)
Total unallocated internal costs	68,489	100,605	(32,116)	(32%)
Total research and development costs	$162,647	$205,684	$(43,037)	(21%)

Research and development expenses decreased by $43.0 million to $162.6 million for the six months ended June 30, 2024 from $205.7 million for the six months ended June 30, 2023, an increase of 21%. The decrease in research and development expenses was primarily attributable to a $5.9 million decrease in program specific external costs, a $5.0 million decrease in non-program specific external costs, a $31.8 million decrease in compensation and related personnel costs and a $0.3 million decrease in other expenses.

The decrease in our program-specific external costs of $5.9 million was driven by a $8.8 million decrease in GA costs which largely reflects the impact of the approval of SYFOVRE in February 2023, a $6.2 million decrease in ALS costs due to the discontinuation of the Phase 2 MERIDIAN study, and a $5.9 million decrease in other development and discovery program costs. These decreases were partially offset by an increase of $2.9 million related to IC-MPGN and C3G costs, and an increase of $15.0 million as a result of a one-time expense related to the discontinuation of the CAD program.

The decrease in compensation and related personnel costs was driven by a $26.7 million decrease in salaries and benefits due to lower headcount compared to the prior year and reclassification of certain employee costs to selling, general and administrative expenses and a $5.0 million decrease in stock compensation expense associated with the grant of stock options and restricted stock units to employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $44.1 million to $257.6 million for the six months ended June 30, 2024, from $213.5 million for the six months ended June 30, 2023, an increase of 21%. The increase was primarily attributable to an increase in personnel related costs of $9.2 million, an increase in general commercial activities of $31.5 million, higher office costs of $4.9 million and an increase of $0.8 million in travel expenses, which were partially offset by a decrease of $2.0 million in professional and consulting fees and a decrease of $0.3 million in insurance expenses. The increase in personnel related costs of $9.2 million consisted of a $4.3 million increase in salaries and benefits and an increase of $5.5 million related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease of $0.6 million in recruiting expenses.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in full in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of June 30, 2024.

Interest Income

Interest income was $6.5 million for the six months ended June 30, 2024, a decrease of $4.9 million compared to $11.4 million for the six months ended June 30, 2023. The decrease in interest income was primarily attributable to decreased investments during the six months ended June 30, 2024.

Interest Expense

Interest expense was $16.3 million for the six months ended June 30, 2024, an increase of $1.4 million compared to $14.9 million for the six months ended June 30, 2023. The increase is primarily due to the interest incurred under the Credit Facility and was partially offset by a decrease in the balance of the development liability.

Other (Expense)/Income, Net

Other expense was $0.5 million for the six months ended June 30, 2024, an increase of $0.2 million compared to $0.3 million for the six months ended June 30, 2023. The increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $0.3 million for the six months ended June 30, 2024, a decrease of $0.2 million, compared to $0.5 million for the six months ended June 30, 2023. The decrease primarily pertained to a decrease in state taxes.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $392.0 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of the capped call transactions in March 2024, as well as from the proceeds of our operations.

In May 2024, we entered into the Sixth Street Financing Agreement, which provides for the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw. The Credit Facility matures on May 13, 2030 and bears interest at an annual rate equal to the 3-month Secured Overnight Financing Rate (SOFR) + 5.75% (subject to 1.00% floor). Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility. We used the majority of the proceeds of the $375.0 million draw at closing to buy out our remaining obligations owed to SFJ, in the amount of approximately $326.5 million.

We are permitted under the Sixth Street Financing Agreement to enter into a separate asset-based financing arrangement with a third party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of our market capitalization, but not to exceed $600.0 million.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the six months ended June 30, 2024.

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

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2023 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of June 30, 2024, the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(141,322)	$(327,775)
Net cash used in investing activities	(383)	(631)
Net cash provided by financing activities	150,699	392,666
Effect of exchange rate changes on cash, cash equivalents and restricted cash	133	9
Net increase in cash, cash equivalents and restricted cash	$9,127	$64,269

Net Cash Used in Operating Activities

Net cash used in operating activities was $141.3 million for the six months ended June 30, 2024 and consisted primarily of a net loss of $104.1 million adjusted for $72.4 million of non-cash items, including share-based compensation expense of $60.3 million, depreciation expense of $0.9 million, loss on extinguishment of development liability of $1.9 million and accretion of discount to the development liability of $8.9 million. Further, it included a net increase in operating assets and liabilities of $109.7 million, which was driven by an increases in accounts receivable of $98.0 million, an increase in inventory of $29.4 million, a decrease in prepaid assets of $9.8 million, a decrease in other current assets of $10.0 million, an increase in accounts payable of $0.8 million, a decrease in accrued expenses of $4.3 million, and an increase in deferred revenue of $1.9 million.

Net cash used in operating activities was $327.8 million for six months ended June 30, 2023 and consisted primarily of a net loss of $299.8 million adjusted for $72.2 million of non-cash items, including share-based compensation expense of $58.1 million, depreciation expense of $0.8 million, accretion of discount to the development liability of $13.1 million. Further, it includes a net decrease in operating assets of $93.3 million, a decrease in accounts payable of $9.8 million and an increase in accrued expenses of $3.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $0.4 million due primarily to purchases of fixed assets.

Net cash used in investing activities during the six months ended June 30, 2023 was $0.6 million due primarily to purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $150.7 million during the six months ended June 30, 2024 and consisted primarily of net proceeds from the initial draw of the Credit Facility of $363.9 million, the settlement of capped call unwind transactions of $98.8 million, $11.4 million of proceeds from the exercise of stock options, of $3.2 million proceeds from the issuance of our common stock under the employee stock purchase plan partially offset by repayment of $326.5 million for the development liability.

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

Together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE, our current cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations” in our 2023 Annual Report on Form 10-K. See Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for a discussion of obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash and cash equivalents of $360.1 million, consisting primarily of money market funds and U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The terms of our Sixth Street Financing Agreement and our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in our Sixth Street Financing Agreement, the repayment of our existing indebtedness could be accelerated.

Under our financing agreement, or the Sixth Street Financing Agreement, by and among us, certain of our subsidiaries, the lenders party thereto and Sixth Street Lending Partners, as the administrative agent for the lenders, we have incurred a substantial amount of debt, which could adversely affect our business. In May 2024, we drew down the senior secured term loan facility, or the Credit Facility, of $375.0 million. The Credit Facility also includes a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE were at least $180.0 million prior to the $100.0 million draw. Among other permissions, we are permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of our market capitalization, but not to exceed $600.0 million.

The Sixth Street Financing Agreement requires us to make certain payments of interest over time and contains several other negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Among other requirements of the Sixth Street Financing Agreement, we and our subsidiaries party to the Sixth Street Financing Agreement must maintain liquidity of at least $50.0 million if our market capitalization is below $3.0 billion. We are also subject to restrictions on sales and licensing transactions with respect to our core intellectual property, defined to include SYFOVRE, EMPAVELI, and other pegcetacoplan product assets, subject to certain exceptions, including certain transactions related to areas outside the United States and Europe. These and other terms in the Sixth Street Financing Agreement could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.

Our indebtedness could affect our business in the following ways, among other things: make it more difficult for us to satisfy our contractual and commercial commitments; require us to use a substantial portion of our cash flow from operations to pay interest and principal when due, which would reduce funds available for working capital, capital expenditures and other general corporate purposes; limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments or general corporate purposes; heighten our vulnerability to downturns in our business, our industry or in the general economy; place us at a disadvantage compared to those of our competitors that may have proportionately less debt; limit management’s discretion in operating our business; and limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional equity capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Pascal Deschatelets Chief Scientific Officer	Termination 5/28/2024	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Cedric Francois President and Chief Executive Officer	Termination 6/05/2024	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
Cedric Francois President and Chief Executive Officer	Adoption 6/05/2024	Rule 10b5-1 trading arrangement	Sale	Until 9/03/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 563,194 shares
(1)
This trading plan related to 296,028 shares of our common stock and had a scheduled expiration date of 9/06/2024.
(2)
This trading plan related to 592,034 shares of our common stock and had a scheduled expiration date of 5/30/2025.

Item 6. Exhibits.

Exhibit Number	Description

10.1*

Financing Agreement, dated as of May 13, 2024, among the Registrants, as borrower, certain subsidiaries of the Registrant, as guarantors, various lenders from time to time party thereto, and Sixth Lending Partners, as administrative agent. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

Apellis Pharmaceuticals, Inc.

Date: August 1, 2024	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: August 1, 2024	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)