Form 10-Q
period 2024-09-30
Apellis Pharmaceuticals, Inc.
filed 2024-11-05
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 124,393,017 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•
the rate and degree of market acceptance and clinical utility of EMPAVELI, SYFOVRE and any future products for which we receive marketing approval;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$396,864	$351,185
Accounts receivable, net	279,011	206,442
Inventory	121,058	146,362
Prepaid assets	23,809	38,820
Restricted cash	1,373	1,114
Other current assets	11,782	22,408
Total current assets	833,897	766,331
Non-current assets:
Right-of-use assets	17,060	16,745
Property and equipment, net	3,379	4,345
Long-term inventory	46,080	—
Other assets	1,450	1,309
Total assets	$901,866	$788,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,730	$37,516
Accrued expenses	139,835	127,806
Current portion of development liability	—	75,830
Current portion of lease liabilities	6,792	6,441
Deferred revenue	1,903	—
Total current liabilities	191,260	247,593
Long-term liabilities:
Long-term development liability	—	239,817
Long-term credit facility	358,982	—
Convertible senior notes	93,263	93,033
Lease liabilities	11,411	11,454
Other liabilities	9,829	2,312
Total liabilities	664,745	594,209
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2024 and December 31, 2023; 122,069 shares issued and outstanding at September 30, 2024, and 119,556 shares issued and outstanding at December 31, 2023	12	12
Additional paid-in capital	3,239,262	3,035,539
Accumulated other comprehensive loss	(3,140)	(3,542)
Accumulated deficit	(2,999,013)	(2,837,488)
Total stockholders’ equity	237,121	194,521
Total liabilities and stockholders’ equity	$901,866	$788,730

See accompanying notes to unaudited condensed consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$176,571	$99,182	$518,782	$227,626
Licensing and other revenue	20,259	11,217	50,057	22,588
Total revenue:	196,830	110,399	568,839	250,214
Operating expenses:
Cost of sales	33,557	22,410	76,867	38,598
Research and development	88,569	79,421	251,216	285,105
Selling, general and administrative	121,984	145,648	379,571	359,114
Total operating expenses:	244,110	247,479	707,654	682,817
Net operating loss	(47,280)	(137,080)	(138,815)	(432,603)
Loss on extinguishment of development liability	—	—	(1,949)	—
Interest income	2,889	4,989	9,377	16,385
Interest expense	(12,532)	(7,310)	(28,857)	(22,179)
Other income/(expense), net	70	(603)	(405)	(946)
Net loss before taxes	(56,853)	(140,004)	(160,649)	(439,343)
Income tax expense	592	233	876	709
Net loss	$(57,445)	$(140,237)	$(161,525)	$(440,052)
Other comprehensive gain/(loss):
Foreign currency translation	222	(269)	402	(190)
Total other comprehensive income	222	(269)	402	(190)
Comprehensive loss, net of tax	$(57,223)	$(140,506)	$(161,123)	$(440,242)
Net loss per common share, basic and diluted	$(0.46)	$(1.17)	$(1.31)	$(3.73)
Weighted-average number of common shares used in net loss per common share, basic and diluted	124,234	120,292	123,698	117,827

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity
Balance at January 1, 2024	119,556	$12	$3,035,539	$(3,542)	$(2,837,488)	$194,521
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	714	—	9,477	—	—	9,477
Vesting of restricted stock units, net of shares withheld for taxes	997	—	(28)	—	—	(28)
Share-based compensation expense	—	—	30,349	—	—	30,349
Net loss	—	—	—	—	(66,423)	(66,423)
Foreign currency translation	—	—	—	17	—	17
Balance at March 31, 2024	121,267	12	3,174,100	(3,525)	(2,903,911)	266,676
Issuance of common stock upon exercise of stock options	233	—	1,962	—	—	1,962
Vesting of restricted stock units, net of shares withheld for taxes	102	—	—	—	—	—
Share-based compensation expense	—	—	29,990	—	—	29,990
Issuance of common stock to employee stock purchase plan	85	—	3,193	—	—	3,193
Net loss	—	—	—	—	(37,657)	(37,657)
Foreign currency translation	—	—	—	163	—	163
Balance at June 30, 2024	121,687	12	3,209,245	(3,362)	(2,941,568)	264,327
Issuance of common stock upon exercise of stock options	112	—	2,556	—	—	2,556
Vesting of restricted stock units, net of shares withheld for taxes	270	—	(14)	—	—	(14)
Share-based compensation expense	—	—	27,475	—	—	27,475
Net loss	—	—	—	—	(57,445)	(57,445)
Foreign currency translation	—	—	—	222	—	222
Balance at September 30, 2024	122,069	$12	$3,239,262	$(3,140)	$(2,999,013)	$237,121

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Continued from previous page)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	$169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	951	—	17,718	—	—	17,718
Vesting of restricted stock units, net of shares withheld for taxes	448	—	(10,999)	—	—	(10,999)
Share-based compensation expense	—	—	28,823	—	—	28,823
Net loss	—	—	—	—	(177,778)	(177,778)
Foreign currency translation	—	—	—	100	—	100
Balance at March 31, 2023	116,179	12	2,899,524	(775)	(2,486,638)	412,123
Issuance of common stock upon exercise of stock options	1,208	—	22,334	—	—	22,334
Vesting of restricted stock units, net of shares withheld for taxes	119	—	(27)	—	—	(27)
Share-based compensation expense	—	—	29,277	—	—	29,277
Issuance of common stock to employee stock purchase plan	73	—	3,754	—	—	3,754
Net loss	—	—	—	—	(122,037)	(122,037)
Foreign currency translation	—	—	—	(21)	—	(21)
Balance at June 30, 2023	117,579	12	2,954,862	(796)	(2,608,675)	345,403
Issuance of common stock upon exercise of stock options	665	—	5,757	—	—	5,757
Vesting of restricted stock units, net of shares withheld for taxes	115	—	(9)	—	—	(9)
Share-based compensation expense	—	—	21,626	—	—	21,626
Net loss	—	—	—	—	(140,237)	(140,237)
Foreign currency translation	—	—	—	(269)	—	(269)
Balance at September 30, 2023	118,359	12	$2,982,236	$(1,065)	$(2,748,912)	$232,271

See accompanying notes to unaudited condensed consolidated financial statements

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(161,525)	$(440,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	87,814	79,726
Loss on extinguishment of development liability	1,949	—
Loss on disposal of fixed assets	—	152
Depreciation expense	1,350	1,308
Amortization of discounts for credit facility	742	—
Amortization of discounts for convertible notes	230	222
Accretion of discount to development liability	8,936	19,491
Changes in operating assets and liabilities:
Accounts receivable	(72,569)	(161,542)
Inventory	(20,776)	(12,831)
Prepaid assets	15,022	(7,681)
Other current assets	10,651	5,981
Other assets	(81)	14,811
Right-of-use assets and lease liabilities	(7)	(94)
Accounts payable	(399)	(19,450)
Accrued expenses and other liabilities	19,534	23,099
Deferred revenue	1,903	—
Net cash used in operating activities	(107,226)	(496,860)
Investing Activities
Purchase of property and equipment	(383)	(678)
Net cash used in investing activities	(383)	(678)
Financing Activities
Proceeds from credit facility	365,454	—
Payment of issuance cost for credit facility	(1,589)	—
Repayment of development liability	(326,533)	—
Proceeds from settlement of capped call	98,763	—
Proceeds from issuance of common stock and pre-funded warrant offering, net of issuance costs	—	384,387
Payments for development liability	—	(24,500)
Proceeds from exercise of stock options	13,995	45,809
Proceeds from issuance of common stock under employee share purchase plan	3,193	3,754
Payments of employee tax withholding related to equity-based compensation	(42)	(11,038)
Net cash provided by financing activities	153,241	398,412
Effect of exchange rate changes on cash, cash equivalents and restricted cash	306	(449)
Net increase (decrease) in cash, cash equivalents and restricted cash	45,938	(99,575)
Cash, cash equivalents and restricted cash at beginning of period	352,299	553,075
Cash, cash equivalents and restricted cash at end of period	$398,237	$453,500
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$396,864	$452,414
Restricted cash	1,373	1,086
Total cash, cash equivalents, and restricted cash	$398,237	$453,500
Supplemental Disclosures
Cash paid for interest	$19,446	$3,286
Cash paid for income taxes	$600	$578
Issuance costs for credit facility incurred but not yet paid	$5,625	$—

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to September 30, 2024, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $3.0 billion primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities.

As of November 5, 2024, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $396.9 million as of September 30, 2024, combined with cash anticipated to be generated from sales of EMPAVELI and SYFOVRE will be sufficient to fund its operations and capital expenditures for at least the next twelve months.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in our 2023 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2023 Form 10-K, except as noted below.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write offs of its accounts receivable as of September 30, 2024 and December 31, 2023, and its payment terms are generally 30-65 days for EMPAVELI and 60-150 days for SYFOVRE. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of September 30, 2024 and December 31, 2023, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

The Company has an agreement (the “Factoring Agreement”) to sell certain trade accounts receivable to a third-party financial institution at a discount to the invoiced amount. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The Company accounts for the transfer of trade accounts receivable under the Factoring Agreement as a sale in accordance with ASC 860, Transfers and Servicing, because effective control and risk associated with the transferred accounts receivable is passed to the third-party. Accordingly, the Company derecognizes the sold trade accounts receivable from the consolidated balance sheets. Cash proceeds related to the accounts receivable sold are included in cash from operating activities in the consolidated statements of cash flows. Any discounts or fees incurred in connection with the sales are recorded within “Selling, general and administrative expenses" in the consolidated statements of operations and comprehensive loss. Pursuant to the Factoring Agreement, the Company performs certain collection and administrative functions for the receivable sold. The fair value of these administrative services is not material and therefore, the Company has not recorded any servicing assets or liabilities associated with the Factoring Agreement. See Note 3 for additional information.

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

Inventory not expected to be sold within the Company’s normal operating cycle is classified as long-term inventory on the condensed consolidated balance sheet.

Prior to regulatory approval of its product candidates, the Company expenses costs associated with the manufacturing of its product candidates to research and development expense unless the Company is reasonably certain such costs will have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of its product candidates is probable, and the Company also expects future economic benefit from the sales of the product candidates to be realized, the Company will then capitalize the costs of production as inventory. Inventory that can be used in either the production of clinical or commercial product is expensed as research and development expense when selected for use in a clinical manufacturing campaign.

Prior to receiving FDA approval for EMPAVELI on May 14, 2021, the Company included in research and development expense the costs associated with the manufacture of EMPAVELI inventory to be sold upon commercialization. As a result, the manufacturing costs related to the EMPAVELI inventory build-up incurred before FDA approval were expensed in a prior period and are, therefore, excluded from the cost of goods sold and inventory. As of September 30, 2024 and December 31, 2023, the remaining pre-FDA approved inventory was $15.4 million and $19.4 million, respectively, which primarily consisted of raw materials.

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

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Products:
EMPAVELI	$24,611	$23,901	$74,733	$66,643
SYFOVRE	151,960	75,281	444,049	160,983
Total Product revenue, net	$176,571	$99,182	$518,782	$227,626

The Company’s accounts receivable balance of $279.0 million as of September 30, 2024 and $206.4 million as of December 31, 2023, consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from our collaboration with Swedish Orphan Biovitrum AB (“Sobi”). The Company does not have a reserve related to expected credit losses against its receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product revenue allowance and reserves totaled $32.9 million and $16.6 million as of September 30, 2024 and December 31, 2023, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and nine months ended September 30, 2024 (in thousands):

	Chargebacks, Discounts, and Fees	Government and Other Rebates	Returns	Total
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625
Provision related to sales in the current year	9,575	13,125	1,355	24,055
Adjustments related to prior period sales	146	(19)	(96)	31
Credits and payments made	(9,724)	(9,906)	(1,859)	(21,489)
Ending balance at March 31, 2024	$5,671	$12,098	$1,453	$19,222
Provision related to sales in the current year	10,025	17,777	1,039	28,841
Adjustments related to prior period sales	(131)	354	(983)	(760)
Credits and payments made	(9,635)	(14,640)	(326)	(24,601)
Ending balance at June 30, 2024	$5,930	$15,589	$1,183	$22,702
Provision related to sales in the current year	11,455	25,364	1,380	38,199
Adjustments related to prior period sales	2,332	420	—	2,752
Credits and payments made	(12,078)	(17,695)	(979)	(30,752)
Ending balance at September 30, 2024	$7,639	$23,678	$1,584	$32,901

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

Significant customers - EMPAVELI and SYFOVRE are sold principally through arrangements with specialty pharmacies and specialty distributors, who are the Company’s customers. Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total product sales accounts receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	12%	24%	13%	29%
Customer C	17%	16%	18%	14%
Customer D	61%	56%	59%	52%

	Percent of Product Sales Receivable
	As of September 30,
	2024	2023
Customer A	3%	7%
Customer C	24%	19%
Customer D	61%	68%

Factoring of accounts receivable and associated fees as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable sold	$56,590	$—
Less: factoring fees	(672)	—
Net cash proceeds	$55,918	$—

4. Inventory

The Company’s inventory consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$46,639	$32,724
Semi-finished goods	113,708	82,924
Finished goods	6,791	30,714
Total inventory	$167,138	$146,362

The Company's long-term inventory balance consists of raw materials that are not expected to be sold within the Company's normal operating cycle.

Inventory amounts written down as a result of excess, obsolete, unmarketability or other reasons are charged to cost of sales. The Company's reserve for excess and obsolete inventory was $14.1 million and $9.3 million as of September 30, 2024 and December 31, 2023, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Down payments for inventory	$8,251	$16,296
Prepaid research and development	6,582	13,931
Other prepaid expenses	8,976	8,593
Total prepaid assets	$23,809	$38,820

	September 30,	December 31,
	2024	2023
Royalties receivable	$4,958	$3,054
Receivable from collaboration agreement (1)	—	15,000
Deposits and other current assets	6,824	4,354
Total other current assets	$11,782	$22,408

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

In May 2024, the Company paid its remaining obligations under the SFJ agreement in full with $326.5 million of proceeds from the Sixth Street Financing Agreement (as defined below) (see Note 8). Upon such payment, SFJ released its security interest in the Company’s assets at that time. The Company concluded that the development liability was extinguished as of the payoff date, and the difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability in the unaudited condensed consolidated statement of operations for the nine month period ended September 30, 2024.

The following table summarizes the development liability (in thousands):

	September 30, 2024	December 31, 2023	Effective Interest Rate
Development liability	$—	$366,000	7.91%
Less: Unamortized discount to development liability	—	(50,353)
Less: Current portion of development liability, net of discount	—	(75,830)
Total long-term development liability	$—	$239,817

For the three months ended September 30, 2024 the Company did not record interest expense for the accretion of the development liability. For the nine months ended September 30, 2024, interest expense of $8.9 million was recorded for the accretion of the development liability.

For the three and nine months ended September 30, 2023, interest expense of $6.4 million and $19.5 million, respectively, was recorded for the accretion of the development liability.

7. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development	$24,509	$28,318
Accrued royalties	6,676	10,197
Accrued payroll liabilities	34,722	51,781
Accrued goods received not invoiced	19,623	5,902
Product revenue reserves	32,901	16,625
Other	21,404	14,983
Total	$139,835	$127,806

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

On or after September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of September 30, 2024.

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

The conditional conversion feature of the Convertible Notes was not triggered as of September 30, 2024, and as a result the Convertible Notes are not convertible during the quarter ending December 31, 2024.

As of September 30, 2024, the Company held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

The outstanding balance of the Convertible Notes as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Liability
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(634)	(864)
Net carrying amount	$93,263	$93,033

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$78	$75	$230	$222
Contractual interest expense	822	822	2,465	2,465
Total interest expense	$900	$897	$2,695	$2,687

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

As of September 30, 2024, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

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

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. The Company used $326.5 million of the proceeds from the initial draw of the Credit Facility to buy out its remaining obligations to SFJ. The buyout of the SFJ development liability eliminated $366.0 million in payments to SFJ between 2024 and 2027, including approximately $200.0 million payable through 2025 (See Note 6).

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

All obligations under the Sixth Street Financing Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and certain subsidiaries of the Company, including its intellectual property, and are guaranteed by certain subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.

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

The outstanding balance of the Credit Facility as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Liability
Principal	$375,000	$—
Less: debt discount and issuance costs	(16,018)	—
Net carrying amount	$358,982	$—

The following table sets forth total interest expense recognized related to the Credit Facility during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$581	$—	$742	$—
Contractual interest expense	10,854	—	16,160	—
Total interest expense	$11,435	$—	$16,902	$—

9. Leases

The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As of September 30, 2024 and December 31, 2023, all leases were classified as operating leases. Additional information related to the operating lease assets and liabilities is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Right-of-use assets	$17,060	$16,745
Operating lease liabilities	$18,203	$17,895
Weighted average remaining term in years	2.84	2.83
Weighted average discount rate used to measure outstanding lease liabilities	6.30%	7.20%

For the three months ended September 30, 2024 and 2023, the total lease cost for operating lease expense was $1.7 million and $1.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the total lease cost for operating lease expense was $5.6 million and $5.2 million, respectively.

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	2024	2023
Operating cash flows from operating leases	$5,992	$6,186

The maturities of the Company’s operating lease liabilities as of September 30, 2024 are as follows (in thousands):

2024	$1,966
2025	7,421
2026	6,763
2027	2,064
2028 and thereafter	1,485
Total future minimum lease payments	19,699
Less imputed interest	(1,496)
Total operating lease liabilities	$18,203

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

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		September 30, 2024
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$202,967	$—	$—	$202,967
Total Financial Assets		$202,967	$—	$—	$202,967

		December 31, 2023
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$276,391	$—	$—	$276,391
Total Financial Assets		$276,391	$—	$—	$276,391

The Company’s Convertible Notes and development liability are financial instruments that are reported in the financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of September 30, 2024 and December 31, 2023. The fair value of the Convertible Notes was $103.6 million as of September 30, 2024 and $140.8 million as of December 31, 2023. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

The fair value of the development liability was $306.9 million as of December 31, 2023. The development liability is Level 2 within the fair value hierarchy based on the discounting of fixed cash flows using an observed bond yield for borrowers with similar credit rating. Because the development liability was paid in full in May 2024, no amount is included as of September 30, 2024.

11. Income Taxes

For the three and nine months ended September 30, 2024, the Company recorded $0.6 million and $0.9 million of income tax expense, respectively, primarily pertaining to state and foreign income taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2024 and December 31, 2023.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2024 and December 31, 2023. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

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

Under the Sobi collaboration agreement, for the three and nine months ended September 30, 2024, the Company recognized $5.0 million and $13.9 million, respectively, of royalty revenue. For the three and nine months ended September 30, 2023, the Company recognized $2.7 million and $6.8 million, respectively, of royalty revenue. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any contra-research and development expense in the unaudited condensed consolidated statement of operations related to the $80.0 million reimbursement commitment from Sobi. Since contract inception, the Company has recognized $65.0 million in contra-research and development expenses and waived the remaining $15.0 million in connection with the decision to discontinue the CAD program.

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

For the three and nine months ended September 30, 2024, the Company incurred royalty expense of $4.9 million and $14.4 million on sales of SYFOVRE.

For the three and nine months ended September 30, 2023, the Company has incurred royalty expense of $2.4 million and $5.2 million on sales of SYFOVRE.

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

For the three and nine months ended September 30, 2024, the Company incurred royalty expense of $1.8 million and $5.0 million on sales of EMPAVELI and Aspaveli.

For the three and nine months ended September 30, 2023, the Company has incurred royalty expense of $1.3 million and $3.4 million on sales of EMPAVELI and Aspaveli.

13. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. Under these agreements, as of September 30, 2024, the Company is obligated to pay up to an aggregate of $56.1 million to these vendors. As a result of this termination, the Company incurred an expense of $6.4 million, which is included in Other Liabilities on the consolidated balance sheet.

In addition, the Company has other non-cancelable purchase agreements as of September 30, 2024, under which it is obligated to pay up to an aggregate of $17.5 million to vendors.

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

On October 23, 2023, the Court appointed Ray Peleckas and Michigan Laborers’ Pension Fund together as Co-Lead Plaintiffs and assigned the action the caption In Apellis Pharmaceuticals, Inc. Securities Litigation, Case 1:23-cv-00834-MN. The Co-Lead Plaintiffs filed an amended complaint on February 8, 2024 (the “Amended Complaint”). The Amended Complaint is brought on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021 and July 28, 2023, inclusive, names the Company and Cedric Francois, our chief executive officer, as defendants, and makes similar allegations, asserts the same claims and seeks the same relief as the Complaint. On May 17, 2024, the United States District Court for the District of Delaware approved the motion to transfer to the United States District Court for the District of Massachusetts. The defendants moved to dismiss the Complaint on June 12, 2024, and the Court has scheduled oral argument on this motion for November 14, 2024.

The Company’s businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including intellectual property infringement, employment or investor matters, and the Company expects that this will continue to be the case in the future.

For example, in August 2024, an individual filed a civil action against the Company in the United States District Court in the Northern District of Texas, alleging personal injury claims in connection with the use of SYFOVRE. We moved to dismiss this civil action in September 2024. The Court has not yet ruled on this motion to dismiss, as of the date of issuance of these unaudited condensed consolidated financial statements.

The outcome of the matters described above cannot be predicted with certainty and therefore any loss is neither probable nor reasonably estimable. However, the Company intends to vigorously defend against these matters.

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

	As of September 30,
	2024	2023
Convertible notes	2,379	2,379
Common stock options	8,063	9,738
Restricted stock units	4,017	4,449
Total	14,459	16,566

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

In February 2023, the U.S. Food and Drug Administration, or the FDA, approved SYFOVRE® (pegcetacoplan injection), the first approved treatment for geographic atrophy secondary to age-related macular degeneration, or GA. In June 2024, we announced additional results from the GALE long-term extension study which demonstrated that SYFOVRE injection preserved visual function in patients with GA at 36 months. We believe SYFOVRE has the potential to be a best-in-class treatment for patients with GA, a disease that affects approximately 1.5 million people in the United States and five million people worldwide. We launched SYFOVRE in the United States in March 2023. For the three and nine months ended September 30, 2024, we generated $152.0 million and $444.0 million, respectively, in U.S. net product revenue from sales of SYFOVRE.

We have pending marketing applications for SYFOVRE for the treatment of GA with regulatory authorities in various jurisdictions, including the United Kingdom and Switzerland, which are each under review by the applicable regulatory authorities. In September 2024, the Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion following the re-examination of the marketing authorization application, or MAA, with the European Medicines Agency, or EMA. We have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan.

In May 2021, the FDA approved EMPAVELI (systemic pegcetacoplan), the first targeted C3 therapy, for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, for use in adults who are either treatment-naïve or who are switching from C5 inhibitors eculizumab or ravulizumab. For the three and nine months ended September 30, 2024, we generated $24.6 million and $74.7 million, respectively, in U.S. net product revenue from sales of EMPAVELI and received $5.0 million and $13.9 million, respectively, in royalties from our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, which has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. We have commercialization rights for systemic pegcetacoplan in the United States.

We believe that EMPAVELI has the potential to be a best-in-class treatment for additional high unmet need areas. We are leading the development of systemic pegcetacoplan in C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, in nephrology under our collaboration with Sobi. In August 2024, we reported top-line data from the Phase 3 VALIANT trial investigating systemic pegcetacoplan in adolescent and adult patients with naive and post-transplant recurrence IC-MPGN and C3G and provided further details at the annual meeting of the American Society of Nephrology in October 2024. The VALIANT study demonstrated a 68% reduction in proteinuria in C3G and IC-MPGN patients compared to placebo (p < 0.0001), favorable results across key secondary endpoints, including stabilized estimated glomerular filtration rate, or eGFR, a key measure of kidney function, and a reduction in C3G staining intensity, and favorable safety and tolerability results, consistent with pegcetacoplan’s established profile. All patients who have already completed the VALIANT study have been enrolled into the VALE long-term extension study. We intend to submit a supplemental new drug application to the FDA in early 2025, and Sobi plans to submit an MAA to the EMA in 2025.

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

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $392.0 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock. Our non-dilutive financing activities in the nine months ended September 30, 2024, which include the Sixth Street Financing Agreement (as defined below), the repayment of our remaining obligations to SFJ and the partial unwinding of our capped call transactions, increased the amount of cash available to us through 2025 by approximately $270.0 million, with the potential for us to access additional short-term liquidity through a second draw of $100.0 million under the Credit Facility (as defined below).

We have incurred significant annual net operating losses in every year since our inception, and we expect to continue to incur net operating losses for at least this year. Our net losses were $57.4 million and $140.2 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of .$3.0 billion.

Our operating results may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur significant commercialization expenses related to sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for the treatment of PNH and other indications and the commercialization of SYFOVRE for the treatment of GA. In addition, we expect to continue to incur these expenses if and as we continue to develop and conduct our ongoing and planned clinical trials of pegcetacoplan and our other product candidates; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization.

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

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. We used the majority of the proceeds of the $375.0 million draw at closing to buy out our remaining obligations to SFJ, in the amount of approximately $326.5 million.

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

All obligations under the Sixth Street Financing Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and assets of our material subsidiaries, including our intellectual property, and are guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of September 30, 2024.

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

The conditional conversion feature of the Convertible Notes was not triggered as of September 30, 2024, and as a result the Convertible Notes are not convertible during the quarter ending December 31, 2024.

As of September 30, 2024, we held in treasury Convertible Notes in principal amount of $425.4 million, which notes had not been cancelled.

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

The European Commission approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe, which we received in April 2022. We are also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania.

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

Our critical accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K. There have been no changes to our critical accounting estimates since our 2023 Annual Report on Form 10-K, except as noted in Note 2.

Results of Operations

Three Months Ended September 30, 2024 and 2023 (in thousands, except percentages)

	For the Three Months Ended September 30,		Change	Change
	2024	2023	$	%
Revenue:
Product revenue, net	$176,571	$99,182	$77,389	78%
Licensing and other revenue	20,259	11,217	9,042	81%
Total revenue:	196,830	110,399	86,431	78%
Operating expenses:
Cost of sales	33,557	22,410	11,147	50%
Research and development	88,569	79,421	9,148	12%
Selling, general and administrative	121,984	145,648	(23,664)	(16%)
Total operating expenses:	244,110	247,479	(3,369)	(1%)
Net operating loss	(47,280)	(137,080)	89,800	(66%)
Interest income	2,889	4,989	(2,100)	(42%)
Interest expense	(12,532)	(7,310)	(5,222)	71%
Other income/(expense), net	70	(603)	673	(112%)
Net loss before taxes	(56,853)	(140,004)	83,151	(59%)
Income tax expense	592	233	359	154%
Net loss	$(57,445)	$(140,237)	$82,792	(59%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $176.6 million and $99.2 million of net product revenue for the three months ended September 30, 2024 and 2023, respectively. The net product revenue of $176.6 million for the nine months ended September 30, 2024, consists of $24.6 million in net product revenue from sales of EMPAVELI and $152.0 million in net product revenue from sales of SYFOVRE. The net product revenue of $99.2 million for the nine months ended September 30, 2023, consists of

$23.9 million in net product revenue from sales of EMPAVELI and $75.3 million in net product revenue from sales of SYFOVRE. The increase in product revenue was primarily driven by an increase in volume of SYFOVRE sales in the second year of launch.

Licensing and Other Revenue

Licensing and other revenue of $20.3 million for the three months ended September 30, 2024 consisted of $15.3 million in revenue from product supplied to Sobi and $5.0 million in royalty revenue from Sobi. Licensing and other revenue of $11.2 million for the three months ended September 30, 2023 consisted of $3.5 million in revenue from product supplied to Sobi, $2.7 million in royalty revenue from Sobi and $5.0 million from collaboration milestones from Sobi.

Cost of Sales

Cost of sales was $33.6 million for the three months ended September 30, 2024 and $22.4 million for the three months ended September 30, 2023. The increase in cost of sales was primarily driven by a $9.0 million increase in expenses incurred related to excess, obsolete or scrapped inventory and a $6.4 million expense incurred in connection with the termination of the minimum purchase obligation of PEG in September 2024, which were partially offset by a $3.9 million decrease in royalty expense as sales-based milestones incurred in the prior year did not recur in the current period.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This did not materially impact cost of sales for the three months ended September 30, 2024 and 2023. As of September 30, 2024, the remaining pre-FDA approved inventory was $15.4 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

(In thousands)	For the Three Months Ended September 30,		Change	Change
	2024	2023	$	%
Program-specific external costs:
PNH	$3,584	$2,240	$1,344	60%
IC-MPGN & C3G	7,715	8,445	(730)	(9%)
ALS	154	1,671	(1,517)	(91%)
CAD	1,736	1,112	624	56%
HSCT-TMA	989	417	572	137%
GA	14,610	10,083	4,527	45%
Other development and discovery programs	16,836	12,105	4,731	39%
Total program-specific costs	45,624	36,073	9,551	26%
Unallocated external costs
Non-program specific external costs	10,875	8,137	2,738	34%
Total unallocated external costs	10,875	8,137	2,738	34%
Unallocated internal costs
Compensation and related personnel costs	30,886	34,046	(3,160)	(9%)
Other expenses	1,184	1,165	19	2%
Total unallocated internal costs	32,070	35,211	(3,141)	(9%)
Total research and development costs	$88,569	$79,421	$9,148	12%

Research and development expenses increased by $9.1 million to $88.6 million for the three months ended September 30, 2024 from $79.4 million for the three months ended September 30, 2023, an increase of 12%. The increase in research and development expenses was primarily attributable to a $9.6 million increase in program specific external costs, a $2.7 million increase in non-program specific external costs and a $3.2 million decrease in compensation and related personnel costs.

The increase in our program-specific external costs of $9.6 million was driven by an increase of $4.5 million in GA costs and an increase of $4.7 million in other development and discovery programs costs. The increases were partially offset by a decrease of $0.8 million in IC-MPGN and C3G costs and a decrease of $1.5 million in ALS due to the discontinuation of the Phase 2 MERIDIAN study in 2024.

The decrease in compensation and related personnel costs of $3.2 million was driven by a $3.8 million decrease in salaries and benefits due to lower headcount compared to the prior year and reclassification of certain employee costs to selling, general and administrative expenses, which was partially offset by a $0.6 million increase in stock compensation expense associated with the grant of stock options and restricted stock units to employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $23.6 million to $122.0 million for the three months ended September 30, 2024, from $145.6 million for the three months ended September 30, 2023, a decrease of 16%. The decrease was primarily attributable to a decrease in personnel related costs of $2.1 million, a decrease in general commercial activities of $20.1 million, lower office costs of $1.8 million and a $0.5 million reduction in professional and consulting fees. The decrease was partially offset by an increase of $0.2 million in travel and insurance expense and factoring fees of $0.7 million. The decrease in personnel related costs of $2.1 million was primarily attributable to a decrease in salaries expenses of $7.1 million, and a decrease of $0.3 million in recruiting expenses, partially offset by higher stock compensation expenses of $5.3 million associated with the grant of stock options and restricted stock units to employees.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in full in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of September 30, 2024.

Interest Income

Interest income was $2.9 million for the three months ended September 30, 2024, a decrease of $2.1 million, compared to $5.0 million for the three months ended September 30, 2023. The decrease in interest income was primarily attributable to decreased investments during the three months ended September 30, 2024.

Interest Expense

Interest expense was $12.5 million for the three months ended September 30, 2024, an increase of $5.2 million, compared to $7.3 million for the three months ended September 30, 2023. The increase is primarily due to the interest incurred under the Credit Facility and was partially offset by a decrease in the balance of the development liability.

Other (Expense)/Income, Net

Other expense was $70.0 thousand, for the three months ended September 30, 2024, as compared to other income of $0.6 million for the three months ended September 30, 2023.

Income Tax Expense

Income tax expense was $0.6 million for the three months ended September 30, 2024, an increase of $0.4 million, compared to $0.2 million for the three months ended September 30, 2023. The increase primarily pertained to an increase in foreign and state taxes.

Nine Months Ended September 30, 2024 and 2023 (in thousands, except percentages)

	For the Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
Revenue:
Product revenue, net	$518,782	$227,626	$291,156	128%
Licensing and other revenue	50,057	22,588	27,469	122%
Total revenue:	568,839	250,214	318,625	127%
Operating expenses:
Cost of sales	76,867	38,598	38,269	99%
Research and development	251,216	285,105	(33,889)	(12%)
Selling, general and administrative	379,571	359,114	20,457	6%
Total operating expenses:	707,654	682,817	24,837	4%
Net operating loss	(138,815)	(432,603)	293,788	(68%)
Loss on extinguishment of development liability	(1,949)	—	(1,949)	100%
Interest income	9,377	16,385	(7,008)	(43%)
Interest expense	(28,857)	(22,179)	(6,678)	30%
Other (expense)/ income, net	(405)	(946)	541	(57%)
Net loss before taxes	$(160,649)	$(439,343)	$278,694	(63%)
Income tax expense	876	709	167	24%
Net loss	$(161,525)	$(440,052)	$278,527	(63%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI sales in the United States, which was launched in May 2021 and SYFOVRE sales in the United States which was launched in March 2023. We recognized $518.8 million and $227.6 million of net product revenue for the nine months ended September 30, 2024 and 2023, respectively. The net product revenue of $518.8 million for the nine months ended September 30, 2024, consisted of $74.7 million in net product revenue from sales of EMPAVELI and $444.0 million in net product revenue from sales of SYFOVRE. The net product revenue of $227.6 million for three months ended September 30, 2023, consisted of $66.7 million in net product revenue from sales of EMPAVELI and $161.0 million in net product revenue from sales of SYFOVRE. The increase in product revenue was primarily driven by an increase in volume of SYFOVRE sales in the second year of launch.

Licensing and Other Revenue

Licensing and other revenue of $50.1 million for the nine months ended September 30, 2024 consisted of $36.2 million in revenue for product supplied to Sobi and $13.9 million in royalty revenue from Sobi. Licensing and other revenue of $22.6 million during the nine months ended September 30, 2023 included $10.8 million in revenue for product supplied to Sobi, $6.8 million in royalty revenue from Sobi and $5.0 million from collaboration milestones from Sobi.

Cost of Sales

Cost of sales was $76.9 million for the nine months ended September 30, 2024 and $38.6 million for the nine months ended September 30, 2023. The increase in cost of sales was primarily driven by a $1.6 million increase due to higher volume from commercial sales and product provided under our patient assistance programs, a $8.4 million increase due to higher volume of product supplied to Sobi, a $4.0 million increase in royalty expense, a $17.9 million increase in expenses incurred related to excess, obsolete or scrapped inventory, and a $6.4 million expense incurred in connection with the termination of the minimum purchase obligation of PEG in September 2024.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This did not materially impact cost of sales for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the remaining pre-FDA approved inventory was $15.4 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

(In thousands)	For the Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
Program-specific external costs:
PNH	$13,412	$13,289	$123	1%
IC-MPGN & C3G	26,431	24,227	2,204	9%
ALS	832	8,508	(7,676)	(90%)
CAD	19,348	4,821	14,527	301%
HSCT-TMA	2,024	2,229	(205)	(9%)
GA	35,801	40,041	(4,240)	(11%)
Other development and discovery programs	39,840	40,963	(1,123)	(3%)
Total program-specific costs	137,688	134,078	3,610	3%
Unallocated external costs
Non-program specific external costs	12,967	15,211	(2,244)	(15%)
Total unallocated external costs	12,967	15,211	(2,244)	(15%)
Unallocated internal costs
Compensation and related personnel costs	96,720	131,647	(34,927)	(27%)
Other expenses	3,841	4,169	(328)	(8%)
Total unallocated internal costs	100,561	135,816	(35,255)	(26%)
Total research and development costs	$251,216	$285,105	$(33,889)	(12%)

Research and development expenses decreased by $33.9 million to $251.2 million for the nine months ended September 30, 2024 from $285.1 million for the nine months ended September 30, 2023, a decrease of 12%. The decrease in research and development expenses was primarily attributable to a $34.9 million decrease in compensation and related personnel costs and $2.2 million decrease in non-program specific external costs, which was partially offset by a $3.6 million increase in program specific external costs.

The increase in our program-specific external costs of $3.6 million was driven by an increase of $2.2 million related to IC-MPGN and C3G costs, and an increase of $15.0 million as a result of a one-time expense related to the discontinuation of the CAD program. These increases were partially offset by a $4.2 million decrease in GA costs which largely reflects the impact of the approval of SYFOVRE in February 2023, a $7.7 million decrease in ALS costs due to the discontinuation of the Phase 2 MERIDIAN study, and a $1.1 million decrease in other development and discovery program costs.

The decrease in compensation and related personnel costs of $34.9 million was driven by a $32.2 million decrease in salaries and benefits due to lower headcount compared to the prior year and reclassification of certain employee costs to selling, general and administrative expenses and a $2.7 million decrease in stock compensation expense associated with the grant of stock options and restricted stock units to employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.5 million to $379.6 million for the nine months ended September 30, 2024, from $359.1 million for the nine months ended September 30, 2023, an increase of 6%. The increase was primarily attributable to an increase in personnel related costs of $7.1 million, an increase in general commercial activities of $11.5 million, higher office costs of $3.1 million, $0.7 million in factoring fees and an increase of $1.1 million in travel expenses, which were partially offset by a decrease of 2.5 million in professional and consulting fees and a decrease of $0.4 million in insurance expenses. The increase in personnel related costs of $7.1 million consisted of a $10.8 million increase related to stock compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by a decrease of $0.9 million in recruiting expenses and a $2.8 million decrease in salaries and benefits.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in full in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of September 30, 2024.

Interest Income

Interest income was $9.4 million for the nine months ended September 30, 2024, a decrease of $7.0 million compared to $16.4 million for the nine months ended September 30, 2023. The decrease in interest income was primarily attributable to decreased investments during the nine months ended September 30, 2024.

Interest Expense

Interest expense was $28.9 million for the nine months ended September 30, 2024, an increase of $6.7 million compared to $22.2 million for the nine months ended September 30, 2023. The increase is primarily due to the interest incurred under the Credit Facility and was partially offset by a decrease in the balance of the development liability.

Other (Expense)/Income, Net

Other expense was $0.4 million for the nine months ended September 30, 2024, an increase of $0.5 million compared to $0.9 million for the nine months ended September 30, 2023. The increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $0.9 million for the nine months ended September 30, 2024, an increase of 0.2 million compared to $0.7 million for the nine months ended September 30, 2023. The increase primarily pertained to an increase in foreign and state taxes.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $397.0 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of the capped call transactions in March 2024, as well as from the proceeds of our operations.

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

In August 2024, the Company entered into the Factoring Agreement with Citi to sell certain accounts receivable to Citi at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the nine months ended September 30, 2024.

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

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2023 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of September 30, 2024, the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(107,226)	$(496,860)
Net cash used in investing activities	(383)	(678)
Net cash provided by financing activities	153,241	398,412
Effect of exchange rate changes on cash, cash equivalents and restricted cash	306	(449)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,938	$(99,575)

Net Cash Used in Operating Activities

Net cash used in operating activities was $107.2 million for the nine months ended September 30, 2024 and consisted primarily of a net loss of $161.5 million adjusted for $101.0 million of non-cash items, including share-based compensation expense of $87.8 million, depreciation expense of $1.4 million, loss on extinguishment of development liability of $1.9 million and accretion of discount to the development liability of $8.9 million. Further, it included a net increase in operating assets and liabilities of $46.7 million, which was driven by an increases in accounts receivable of $72.6 million, an increase in inventory of $20.8 million, a decrease in prepaid assets of $15.2 million, a decrease in other current assets of $10.7 million, a decrease in accounts payable of $0.4 million, an increase in accrued expenses of $19.5 million, and an increase in deferred revenue of $1.9 million. The increase in accounts receivable was reduced by the transfer of $56.6 million of accounts receivable during the three months ended September 30, 2024 to CITIBANK N.A. (“Citi”) under the factoring agreement entered into on August 5, 2024.

Net cash used in operating activities was $496.9 million for nine months ended September 30, 2023 and consisted primarily of a net loss of $440.1 million adjusted for $100.8 million of non-cash items, including share-based compensation expense of $79.7 million, depreciation expense of $1.3 million, accretion of discount to the development liability of $19.5 million. Further, it includes a net increase in operating assets of $161.3 million, which included an increase in accounts receivable of $161.5 million, a decrease in accounts payable of $19.5 million and an increase in accrued expenses of $23.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $0.4 million due primarily to purchases of fixed assets.

Net cash used in investing activities during the nine months ended September 30, 2023 was $0.7 million due primarily to purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $153.2 million during the nine months ended September 30, 2024 and consisted primarily of net proceeds from the initial draw of the Credit Facility of $363.9 million, the settlement of capped call unwind transactions of $98.8 million, $14.0 million of proceeds from the exercise of stock options, of $3.2 million proceeds from the issuance of our common stock under the employee stock purchase plan partially offset by repayment of $326.5 million for the development liability.

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

Together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE, we expect that our current our current cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

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
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the continued commercialization of EMPAVELI, SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $396.9 million, consisting primarily of money market funds and U.S. Government obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10–K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

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

Apellis Pharmaceuticals, Inc.

Date: November 5, 2024	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2024	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)