Form 10-K
period 2024-12-31
Apellis Pharmaceuticals, Inc.
filed 2025-02-28
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $4.2 billion.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 19, 2025 was 125,515,813.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•
the ongoing commercialization of EMPAVELI and SYFOVRE;
•
our plans with respect to our ongoing and planned clinical trials for our product candidates, whether conducted by us or Swedish Orphan Biovitrum AB (Publ), or Sobi, or by any future collaborators, including the timing of initiation, dosing of patients, enrollment and completion of these trials and expectations regarding the anticipated results from these trials;
•
our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of EMPAVELI, SYFOVRE and any future products for which we receive marketing approval;
•
the rate and degree of market acceptance of EMPAVELI, SYFOVRE and any future products for which we receive marketing approval;
•
our ability to identify and develop current and future products or product candidates with significant clinical benefits and commercial potential;
•
the timing of and our ability to obtain and maintain regulatory approvals for our product candidates for current and future treatment indications in the U.S. and other jurisdictions;
•
our current and any future collaborations for the development and commercialization of our current and future product candidates;
•
including our collaborations with Sobi and Beam Therapeutics, Inc.;
•
our intellectual property position and strategy;
•
the sufficiency of our cash and cash equivalents and our expected revenues from sales of EMPAVELI and SYFOVRE to fund our projected operating expenses and capital expenditures to profitability;
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

In addition, unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to systemic pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and references to Aspaveli refer to systemic pegcetacoplan in the context of the commercially available product in the European Union for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months in each case, and references to IC-MPGN refer to primary immune complex membranoproliferative glomerulonephritis, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for which we received approval from the U.S. Food and Drug Administration in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA, and the Therapeutic Goods Administration in Australia in January 2025 for the every-other-month treatment of adult patients with GA with an intact fovea and when central vision is threatened by GA lesion growth. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since inception, and we may never achieve or maintain profitability. Our net losses were $197.9 million, $528.6 million, and $652.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. We have obtained marketing approval for EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, in multiple jurisdictions, and SYFOVRE for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA, in the United States and Australia.
•
Our prospects depend upon the commercial success of SYFOVRE and EMPAVELI. If we are unable to successfully commercialize SYFOVRE and EMPAVELI for their approved indications or develop and obtain marketing approval for or successfully commercialize pegcetacoplan for C3 glomerulopathy, or C3G, primary immune complex membranoproliferative glomerulonephritis, or IC-MPGN, and other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed. SYFOVRE is currently only approved in the United States and Australia. We cannot be certain that we will be able to obtain regulatory approval for, and successfully commercialize, SYFOVRE in additional jurisdictions.
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
•
We expect to continue to incur significant expenses in the course of operating our business. If our cash and cash equivalents, and cash generated from sales of EMPAVELI and SYFOVRE, are not sufficient to fund our projected operating plans and capital expenditure requirements to profitability, we will need to obtain additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate product development programs or delay or reduce our commercialization efforts.
•
Patients with PNH who were previously untreated may not start treatment with EMPAVELI or patients who are being treated for PNH with eculizumab, ravulizumab, or iptacopan may not switch to treatment with EMPAVELI. Patients with GA may not be diagnosed or seek treatment with SYFOVRE, may elect to be treated with a competitor treatment, or may fail to comply with the treatment regimen over the progression of the disease.
•
If we are not able to maintain our agreements with wholesale distributors, specialty pharmacy providers, third party payors, pharmacy benefit managers and group purchasing organizations, or maintain our products on formularies, the market opportunity and revenue for our products may be adversely affected.
•
EMPAVELI, SYFOVRE, or any other products that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. In GA, we face competition from avacincaptad pegol, which the FDA approved for the treatment of GA in August 2023. In PNH, we face competition from eculizumab, ravulizumab and iptacopcan. We also face potential competition in C3G from iptacopan, for which a supplemental new drug application, or sNDA, in C3G was submitted to the FDA in late 2024.
•
We have incurred debt under our financing agreement with Sixth Street Lending Partners to buy out the SFJ Pharmaceuticals development liability. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies. If our cash and cash equivalents and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our projected operating plans and capital expenditure requirements to profitability, we will need to obtain additional funding. If we are unable to raise capital when needed, we may be required to adopt one or more alternatives, such as obtaining additional capital on terms that may be onerous or highly dilutive, selling assets, or restructuring debt, and we could be forced to delay, reduce or eliminate product development programs, or delay or reduce our commercialization effort.
•
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Sobi from obtaining marketing approvals for systemic pegcetacoplan in indications other than PNH, intravitreal pegcetacoplan for indications other than GA or in jurisdictions other than the United States and Australia, or any other product candidate that we develop in any jurisdiction. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval for systemic pegcetacoplan in other indications, for intravitreal pegcetacoplan for GA in jurisdictions other than the United States and Australia or for any other product candidate that we develop in any jurisdiction.
•
If clinical trials of any of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA, the European Medicines Agency, or EMA, and other regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.
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

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. We believe that this approach has the potential to effectively control diseases with high unmet need and that are driven by excessive complement activation. We currently have two marketed drugs that target C3, the central protein in the complement cascade: SYFOVRE (pegcetacoplan injection), approved by the U.S. Food and Drug Administration, or FDA, in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA; and EMPAVELI (pegcetacoplan), approved by the FDA in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH.

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan, we intend to focus our commercialization efforts in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. For the year ended December 31, 2024 and 2023, we generated $611.9 million and $275.2 million in U.S. net product revenue from sales of SYFOVRE. We are also developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We plan to initiate a Phase 2 multi-dose trial in patients with GA in the second quarter of 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI, and our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the years ended December 31, 2024 and 2023, we generated $98.1 million and $91.0 million, respectively, in U.S. net product revenue from sales of EMPAVELI for PNH and received $18.4 million and $10.0 million, respectively, in royalties from our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, which has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States.

The next indications we are pursuing with EMPAVELI are C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or IC-MPGN, which together affect an estimated 5,000 people in the United States. We submitted a supplemental new drug application, or sNDA, to the FDA in early 2025, following the positive results from the Phase 3 VALIANT trial investigating systemic pegcetacoplan in adolescent and adult patients with naive and post-transplant recurrence C3G and IC-MPGN that we reported in August 2024. Importantly, the VALIANT study demonstrated positive effects on the three key markers of disease at six months: a 68% reduction in proteinuria in C3G and IC-MPGN patients compared to placebo (p < 0.0001), the primary endpoint. Results were consistent across all subgroups, including disease type, age, and transplant status. Additionally, pegcetacoplan-treated patients achieved stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a substantial proportion of patients achieved a reduction in C3c staining intensity (nominal p<0.0001). Data also demonstrated favorable safety and tolerability results, consistent with pegcetacoplan’s established profile. Additionally, in February 2025, Sobi received validation for its indication extension application for C3G and IC-MPGN from the European Medicines Agency, or EMA.

We plan to initiate two new Phase 3 clinical trials with EMPAVELI in the second half of 2025 for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and delayed graft function, or DGF. Both FSGS and DGF are both rare, severe nephrology conditions with no approved therapies and in which complement overactivation plays a significant role. Sobi is also leading the development of systemic pegcetacoplan for hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology under the collaboration.

Finally, we are developing new product candidates to further advance our pipeline. Through our collaboration with Beam Therapeutics, Inc., or Beam, we have commenced pre-clinical studies for a treatment targeting the neonatal Fc receptor, orFcRn, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing. We are also developing other programs with our proprietary in-house capabilities.

Our Scientific Approach

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

Complement activation and its effects can be inhibited in multiple ways. By targeting complement proteins upstream of C3, one of the three principal activation pathways can be inhibited. For example, inhibition of factor B or factor D results in inhibition of the alternative pathway, but not the classical or lectin pathways. The complement system can also be inhibited by targeting complement proteins downstream of C3, which results in limited inhibition of complement effects. For example, inhibition of C5 leads to inhibition of the formation of the membrane attack complex and C5a-mediated inflammation but does not affect cell opsonization by C3 fragments or C3a-mediated inflammation.

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

We are leveraging our expertise in complement immunology to develop new pipeline candidates that may affect different components or pathways within the complement system, whether as independent treatments or as a supplement to the effects of pegcetacoplan.

Our Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases in areas such as ophthalmology, rare disease, and neurology through the inhibition of the complement system.

To achieve our goals, we are pursuing the following strategies in 2025 with a continued focus on compassion and commitment to patients:

•
Transform the treatment of GA with SYFOVRE.
•
Maximize EMPAVELI’s impact in rare diseases.
•
Advance our innovative pipeline, leveraging our complement expertise.

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

Geographic Atrophy

GA is a type of AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we estimate that at least five million people worldwide, including approximately 1.5 million people in the United States, are living with GA.

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

Regulatory Matters

In February 2023, the FDA approved intravitreal pegcetacoplan with the brand name SYFOVRE for the treatment of adult patients with GA secondary to AMD and, in January 2025, the Therapeutic Goods Administration, or TGA, in Australia, approved SYFOVRE for every-other-month treatment of adult patients with GA with an intact fovea where central vision is threatened by lesion growth.

We are currently evaluating our regulatory strategy for select jurisdictions outside the United States. In October 2024, we withdrew our marketing authorization application, or MAA, from the European Medicines Agency, or EMA, after the Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion following the re-examination of the MAA, despite multiple dissenting votes by CHMP members. Despite our withdrawal, the European Commission issued a negative decision with respect to our MAA in December 2024.

Commercial and Medical Activities for GA

We launched SYFOVRE, the first approved treatment for GA, in the United States in March 2023. SYFOVRE is currently the market-leading treatment for GA, a disease that affects an estimated 1.5 million people in the United States.

Our U.S. field sales team has been engaging with eyecare professionals, or ECPs, focusing specifically on retina specialists and treating ophthalmologists. Field teams are focused on SYFOVRE brand messaging, highlighting key advantages such as increasing effects over time, its strong clinical profile, and dosing flexibility. We also have a thought leader liaison team, which is focused on building advocacy with key opinion leaders in the retina space, and a strategic account team, which identifies and develops working relationships with key decision makers within targeted private equity groups and large accounts. Our marketing efforts are designed to reach ECPs through digital and print media. We seek to reach patients through direct-to-consumer (TV, print and digital media) disease state education and branded SYFOVRE messaging encouraging them to see their eye doctor if they have symptoms or a previous diagnosis. Additionally, our efforts have focused on increasing awareness of GA and SYFOVRE with general ophthalmologists and optometrists to ensure GA patients are able to connect with a retina specialist or ophthalmologist who can treat them. We launched a practice finder tool to help physicians and patients identify practices near them that have recently treated GA.

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

ApellisAssist for SYFOVRE is designed to eliminate patient access barriers by providing enrolled individuals with insurance support, financial assistance for eligible patients, and education on the importance of maintaining treatment as prescribed. Additionally, prescribers have the option to enroll their patients in GAMyWay, our patient services program, for ongoing treatment support and continuous education.

Our medical affairs team is engaging with ECPs through our presence at medical meetings and other in-person engagements. Throughout 2024, we participated in key scientific meetings, including the American Academy of Ophthalmology, Retina Society, FLORETINA, and Macula Society.

Clinical Development

We are currently conducting two post-marketing studies: GALE and GARLAND. Our registrational Phase 3 DERBY and OAKS trials evaluated the efficacy and safety of SYFOVRE in patients with GA secondary to AMD. The DERBY and OAKS were initiated in September 2018, and we presented reported 24-month results from our DERBY and OAKS trials in August 2022, following 18-month results presented in March 2022 and 12-month results presented in September 2021. Prior to DERBY and OAKS, we completed the Phase 2 FILLY trial in August 2017.

Post-Marketing Studies

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

In February 2025, we presented data from GALE following four years of continuous treatment with SYFOVRE. Results showed that SYFOVRE continued to demonstrate increasing treatment effects over time.

We are currently conducting a 36-month, open label, Phase 4 study (GARLAND) to evaluate the safety, tolerability and treatment patterns of SYFOVRE in patients over the age of 60 with GA in a clinical practice setting. Secondary endpoints include GA progression, changes in drusen over time and the ability of physicians to determine GA lesion location. Approximately 234 patients have been enrolled into the GARLAND study.

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

SYFOVRE and APL-3007

In January 2025, we shared Phase 1 data with APL-3007, our siRNA, in healthy volunteers showing greater than 90% knockdown of C3 as measured by the remaining levels of protein in the blood. Based on the results of this study, we are now developing a next generation treatment for GA by combining SYFOVRE plus APL-3007, which we believe may comprehensively block complement activity in the retina and the choroid. We believe that with less C3 present in the eye following administration with APL-3007, there may be a greater degree of efficacy contribution from SYFOVRE. We expect to initiate a Phase 2 study with SYFOVRE and APL-3007 in GA patients in the second quarter of 2025.

Product Development

We are developing a single package for SYFOVRE, or co-pack, that will contain SYFOVRE vials packaged with the necessary ancillaries for its administration. We expect that the co-pack will standardize administration of SYFOVRE and provide physicians with a more convenient way to store and handle the drug and ancillaries. The co-pack will also streamline both distribution operations and receipt by customers. We anticipate the supply of the co-pack to be available in the first half of 2026.

We are also developing a single dose, sterilized prefilled syringe for SYFOVRE. We believe the prefilled syringe will provide physicians with a new way to administer SYFOVRE that requires fewer steps compared to the current administration.

Rare Diseases

EMPAVELI in PNH

We launched EMPAVELI in the United States for patients with PNH following its approval by the FDA in May 2021. We believe that EMPAVELI elevated the standard of care for patients with PNH. We generated net product revenue from sales of EMPAVELI of $98.1 million during the year ended December 31, 2024.

Systemic pegcetacoplan was subsequently approved by the European Commission, the United Kingdom, Canada, Japan, Saudi Arabia and Australia.

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

Commercialization

Our sales efforts are focused on the health care professionals, or HCPs, and key treatment centers, who have patients that continue to experience breakthrough hemolysis, have persistently low hemoglobin, high fatigue, and require transfusions despite being on C5 inhibitors.

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

Our medical affairs team is engaging with physicians through our presence at medical meetings and other in-person engagements. In December 2024, we participated in the American Hematology Society, or ASH, annual meeting. Sobi will conduct medical affairs activities for systemic pegcetacoplan outside the United States.

Development

In June 2018, we initiated the Phase 3 PEGASUS trial in patients. The PEGASUS trial was an 80-patient randomized head-to-head trial comparing systemic pegcetacoplan monotherapy to eculizumab monotherapy in patients with PNH currently on treatment with eculizumab who have a hemoglobin level of less than 10.5 g/dL, regardless of eculizumab dose or transfusion history. The primary efficacy endpoint of the trial was the change in hemoglobin level from baseline at week 16.

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

In January 2020, we announced top-line data from the PEGASUS trial that showed that systemic pegcetacoplan met the primary efficacy endpoint, demonstrating superiority to eculizumab with a statistically significant improvement in adjusted means of 3.8 g/dL of hemoglobin at week 16 (p < 0.0001). In May 2021, we reported top-line results from PRINCE demonstrating statistical superiority on the co-primary endpoints of hemoglobin stabilization and reduction in LDH compared to standard of care, which did not include complement inhibitors, at week 26. In both the PEGASUS and PRINCE trials, the safety profile of systemic pegcetacoplan was comparable to eculizumab and consistent with previously reported data.

In all trials of pegcetacoplan administered systemically by subcutaneous injection, we have monitored the safety of our targeting of C3 closely. Individuals who lack functional levels of C3 or C5 have been shown to be susceptible to infection by certain bacterial species, including Neisseria meningitidis in C5-deficient individuals and Neisseria meningitidis, Streptococcus pneumoniae and Haemophilus influenzae in C3-deficient individuals. As a result, we vaccinate patients in these trials against these three pathogens, which we believe minimizes the risk of infection. No unexpected safety concerns have been observed in patients in the clinical or post-marketing settings.

EMPAVELI in Nephrology

C3G glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or IC-MPGN, are rare, debilitating kidney diseases that affect an estimated 5,000 people in the United States, for which no therapies are currently approved. Symptoms of these diseases include blood in the urine, dark foamy urine due to the presence of protein, swelling, and high blood pressure. Approximately 50% of people living with C3G and IC-MPGN ultimately suffer kidney failure within five to 10 years of diagnosis. Although IC-MPGN is considered a distinct disease from C3G, the underlying cause and progression of the two diseases are remarkably similar and include overactivation of the complement cascade, with excessive accumulation of C3 breakdown products in the kidney causing inflammation and damage to the organ. Since pegcetacoplan is designed to prevent C3 activation, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury.

Regulatory Matters and Clinical Development

We submitted a sNDA to the FDA in early 2025 following the positive results from the Phase 3 VALIANT trial investigating EMPAVELI in adolescent and adult patients with naive and post-transplant recurrence C3G and IC-MPGN. EMPAVELI received orphan drug designation from the FDA for the treatment of C3G in December 2018. In February 2025, Sobi received EMA validation for its indication extension application for C3G and primary IC-MPGN in the European Union.

In August 2024, we announced positive results from our VALIANT study, a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial in 124 patients who are 12 years of age and older with C3G or primary IC-MPGN. The VALIANT study demonstrated positive effects on the three key markers of disease at Week 26: a 68% reduction in proteinuria in pegcetacoplan-treated patients compared to placebo (p<0.0001), the primary endpoint. Results were consistent across all subgroups, including disease type, age, and transplant status. Additionally, pegcetacoplan-treated patients achieved stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a substantial proportion of patients achieved a reduction in C3c staining intensity (nominal p<0.0001). Pegcetacoplan also demonstrated favorable safety and tolerability results, consistent with its established profile.

In October 2023, we announced positive results from our NOBLE trial, a randomized, placebo-controlled Phase 2 trial in post-transplant recurrence of C3G and IC-MPGN. Specifically, at 12 weeks, 80% of patients showed a reduction in C3c staining by one or more orders of magnitude of intensity from baseline, the primary endpoint, and 40% of patients showed zero staining intensity, indicating that C3c deposits were cleared. Patients also showed improvements across key clinical measures, including a mean reduction in proteinuria, and stabilized kidney function. There were no discontinuations due to treatment-emergent adverse events.

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

We plan to initiate two pivotal studies with EMPAVELI in FSGS and DGF in the second half of 2025. Complement plays a significant role in both diseases, and there are currently no FDA-approved therapies. FSGS is a rare kidney disease that causes scarring in the glomeruli and, similar to C3G and IC-MPGN, results in end stage kidney disease within 5-10 years for approximately half of patients. There are an estimated 13,000 primary FSGS patients in the United States. DGF is a complication in kidney transplantation where the transplanted kidney fails to function and typically requires dialysis within the first week of transplant. This negatively affects the long-term survival of the kidney and overall patient outcomes. In 2023, there were an estimated 21,000 transplants in the U.S. using deceased donor kidneys, of which DGF occurred in 30-35% of them.

EMPAVELI in Other Indications

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

In early 2022, Sobi dosed the first patient in the Phase 2 clinical trial of systemic pegcetacoplan in patients with HSCT-TMA. The Phase 2 trial is an open label, single arm, multicenter trial evaluating the pharmacokinetics, efficacy and safety and tolerability of pegcetacoplan in approximately 12 patients with HSCT-TMA. Sobi expects to report top-line on this study in mid-2025.

Beam Research Collaboration

In June 2021, we entered into an exclusive five-year research collaboration with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. Under the collaboration agreement, we are collaborating on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. We have commenced pre-clinical studies for a FcRn treatment, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing.

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

We retain the right to commercialize Licensed Products in the United States and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Under the Sobi collaboration agreement, we and Sobi agreed to collaborate to develop Licensed Products for certain indications, including PNH, C3G, IC-MPGN and HSCT-TMA, and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of us in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products, the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights.

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

We entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi collaboration agreement, we remain responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of Apellis.

We received $18.4 million in royalties from Sobi during the year ended December 31, 2024 and $10.0 million in royalties from Sobi in the year ended December 31, 2023.

Unless earlier terminated, the agreement will expire upon the expiration of the last royalty term for the last Licensed Product outside of the United States. The agreement may be terminated in its entirety by Sobi upon 90 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the agreement in its entirety in the event of the other party’s uncured material breach. In addition, we may, subject to specified cure periods, terminate the agreement in any of China, Japan, Brazil, or Canada if Sobi materially breaches its obligation to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize a Licensed Product for PNH in such country. Either party may also terminate the agreement under specified circumstances relating to the other party’s insolvency. We may terminate the agreement in the event Sobi or its specified affiliates or sublicensees challenges the validity, scope or enforceability of the licensed patent rights under specified circumstances.

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

As part of the Beam collaboration agreement, we paid $50.0 million up-front, non-refundable payment to Beam in July 2021 and $25.0 million in June 2022. We and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from us, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

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

As of December 31, 2024, we own a total of 27 U.S. patents and 35 pending U.S. patent applications, including original filings, continuations, and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications.

Pegcetacoplan is an analog of the cyclic peptide compstatin, based on technologies that we have developed internally or have exclusively licensed from Penn.

Our patents and patent applications include families of United States and foreign patent and patent applications relating, for example, to the composition of matter of certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. We have submitted applications for patent term extension for certain of these patents. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan that are granted or pending in the United States and a number of other jurisdictions. Patents in these families would expire between 2036 and 2038. Seven of our U.S. patents are listed for EMPAVELI in the FDA’s Orange Book. Our filings also include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation. These patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026. Eight of our U.S. patents are listed for SYFOVRE in the FDA’s Orange Book. We also own a patent family relating in part to use of C3 inhibitors, including pegcetacoplan, to facilitate gene therapy with AAV vectors. Patents in this family would have terms extending into 2040. In addition, we own patent families relating to use of pegcetacoplan for the treatment of PNH or for the treatment of GA that have terms extending into 2041 through 2043.

In addition to the technology that we developed internally relating to compstatin analogs, we hold exclusive licenses from Penn. The intellectual property in-licensed under our two license agreements with Penn includes four U.S. patents and numerous foreign counterparts, with claims granted in Europe, Japan and elsewhere. These licensed patent rights include issued patents with claims that recite a class of compounds generically covering pegcetacoplan, and that specifically recite the active component. These patents have terms that extend to 2026.

We also own or have exclusive rights to a number of patent applications relating to additional modalities and molecules for inhibiting complement, including nucleic acid, small molecule, and protein-based approaches. The filings cover, for example, the composition of matter of certain of our product candidates and methods of use for treating particular complement-mediated disorders. Patents issuing based on these applications would have terms extending into 2041 through 2044.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, and we have applied for and will continue to apply for such extensions in jurisdictions in which pegcetacoplan is approved. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. Expiration dates referred to above are without regard to potential patent term adjustment or extension or other market exclusivity that may be available to us.

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

Patent License Agreement with The Trustees of the University of Pennsylvania (Non-ophthalmic Fields of Use)

We are party to an agreement with Penn for an exclusive worldwide license, under specified patent rights controlled by Penn, to develop and commercialize products covered by the licensed patent rights for all fields except the treatment of ophthalmic indications. We have the right to grant sublicenses under this license.

The patent rights licensed to us by Penn include patents with claims that recite a class of compounds generically covering pegcetacoplan, and specifically recite the active component. Three of these patents are listed for EMPAVELI in the FDA’s Orange Book.

Under the license agreement, we were obligated to make a $0.1 million annual license maintenance payment to Penn until the first commercial sale of a licensed product, some of which may become creditable against milestone payments under specified circumstances. We may also become obligated to make payments to Penn aggregating up to $1.7 million, based on achieving specified development and regulatory approval milestones and up to $2.5 million based on achieving specified annual sales milestones with respect to each of the first two licensed products, and to pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees.

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country. As of December 31, 2024 and 2023, respectively, we have incurred royalty expense of $6.4 million and $4.8 million on sales of EMPAVELI and Aspaveli.

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

In January 2021, we paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, we paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, we paid an additional $5.0 million to Penn upon the achievement of a development milestone. In January 2023, we paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. In January 2024, we paid $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, in January 2024, we paid $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

Amended and Restated Patent License Agreement with The Trustees of the University of Pennsylvania (Ophthalmic Field of Use)

We are party to an agreement with Penn for an exclusive worldwide license, under specified patent rights controlled by Penn, to develop and commercialize products covered by the licensed patent rights for the treatment of ophthalmic indications. Three of the licensed patents are listed for SYFOVRE in the FDA’s orange book. We have the right to grant sublicenses under the license.

Under the license agreement, we were obligated to make a $0.1 million annual license maintenance payment to Penn until the first commercial sale of a licensed product. We also became obligated to make payments to Penn aggregating up to $3.2 million based on achieving specified development and regulatory approval milestones, including $2.3 million upon approval of an NDA, and up to $5.0 million based on achieving specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties to Penn based on net sales of each licensed product by us and our affiliates and sublicensees and specified minimum quarterly royalty thresholds. In addition, we are obligated to pay Penn a specified portion of income we receive from sublicensees.

In April 2023, the Company paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In 2023, the Company incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which the Company paid $2.0 million in October 2023 and the remaining $3.0 million in January 2024.

As of December 31, 2024 and 2023, respectively, we have incurred royalty expense of $19.8 million and $8.9 million as a result of sales of SYFOVRE

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

Our approved product competes, and if our product candidates are approved for the indications for which we are currently undertaking or planning clinical trials, they will compete, with the products and product candidates discussed below.

GA. In August 2023, Astellas Pharma Inc. received FDA approval for avacincaptad pegol, a C5 inhibitor, for the treatment of GA. We are aware of other companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: ANX007, a C1q inhibitor being developed by Annexon Biosciences, Inc. in Phase 3 clinical trials; pozelimab, an anti-C5 antibody developed by Regeneron Pharmaceuticals Inc. in combination with cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc., in Phase 3 clinical trials; JNJ1887 , an intravitreal gene therapy targeting CD59 being developed by The Janssen Pharmaceutical Companies of Johnson & Johnson in Phase 2 clinical trials; AVD104, a glycan-coated nanoparticle targeting macrophage and complement factor H, being developed by Aviceda Therapeutics, Inc. in Phase 2 clinical trials; BI 771716, a C3 antibody fragment being developed by Boehringer Ingelheim Pharmaceuticals, Inc. in Phase 2 clinical trials; and other product candidates that do not target the complement system that are either in a single Phase 3 or in Phase 2 clinical trials, including but not limited to therapies being developed by Stealth BioTherapeutics, Inc., Belite Bio, Inc., Lineage Cell Therapeutics, Inc. (in collaboration with Roche/Genentech), Boehringer Ingelheim Pharmaceuticals, Inc., ONL Therapeutics, Inc., and Ocugen Inc. Novartis has initiated a Phase 2 trial of orally administered iptacopan, a factor B inhibitor, in patients with early or intermediate AMD.

PNH. The principal competitors for EMPAVELI, and possibly other indications in our hematology and nephrology programs are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors marketed by AstraZeneca. The FDA approved danicopan as an add-on treatment to eculizumab and ravulizumab in April 2024. In December 2023, the FDA approved iptacopan, which is marketed by Novartis AG, or Novartis, for the treatment of adults with PNH. Iptacopan is an oral, Factor B inhibitor of the alternative complement pathway. The FDA approved crovalimab, an anti-C5 antibody developed by Roche and Chugai Pharmaceutical Co, in the United States in June 2024.

We are aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including pozelimab + cemdisiran, currently in Phase 3 clinical trials, and as other products in early stages of development.

Amgen Inc. developed ABP959, a biosimilar for eculizumab, which has been approved in the European Union, as has Epysgli from Samsung Bioepis. Other non-U.S. entities are developing biosimilars for eculizumab in local markets . The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

C3G. There are currently no approved drugs for C3 glomerulopathy. There are treatments in clinical development, including iptacopan being developed by Novartis, which is currently under review with the FDA; OMS906, a MASP-3 inhibitor monoclonal antibody being developed by Omeros Corp., in a Phase 2 trial; KP104, an anti C5-Factor H bifunctional protein being developed by Kira Pharmaceuticals, currently in a Phase 2 renal basket trial; and ARO-C3, an RNAi to reduce C3 production developed by Arrowhead Pharmaceuticals, currently in a Phase 1/2 renal basket trial.

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

Sales and Marketing

We retain U.S. commercialization rights for systemic pegcetacoplan and worldwide commercialization rights for intravitreal pegcetacoplan. We are conducting commercialization efforts for EMPAVELI and SYFOVRE in the United States and plan to conduct commercial development for EMPAVELI in the United States if it is approved in other indications. Sobi has global co-development and exclusive ex-U.S. commercialization rights for Aspaveli. We plan to conduct commercial development for intravitreal pegcetacoplan in select countries outside of the U.S. We have developed focused capabilities to commercialize development programs for certain indications where we believe that the medical specialists for the indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team.

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

Commercial Supply Agreement with Bachem

In December 2020, we entered into a commercial supply agreement, or the Bachem Agreement, with Bachem to supply the drug substance for the finished dosage form of systemic pegcetacoplan and intravitreal pegcetacoplan.

Under the Bachem Agreement, we agreed to purchase from Bachem a significant portion of our requirements for the drug substance during the term of the agreement, and to purchase all of our requirements for drug substance for commercial sale, subject to certain exceptions, for a period after the effective date of the agreement.

The initial term of the Bachem Agreement continues until December 31, 2025. Thereafter, unless terminated earlier, the Bachem Agreement will automatically renew for an additional two-year term. We may terminate the Bachem Agreement in the event any required license, permit or certificate of Bachem related to the manufacturing facility or the drug substance is not approved or issued (or is withdrawn) by the relevant governmental authority. Additionally, each party may terminate the Bachem Agreement upon an uncured material breach of the Bachem Agreement by the other party or upon the other party’s insolvency or bankruptcy.

The Bachem Agreement also includes customary provisions relating to, among others, delivery, inspection procedures, warranties, quality, storage, handling and transport, intellectual property, confidentiality and indemnification.

Amended and Restated Commercial Supply Agreement with NOF

In March 2021, we entered into an amended and restated commercial supply agreement, or the NOF Agreement, with NOF to purchase PEG, which is a component of each of systemic pegcetacoplan and intravitreal pegcetacoplan.

Under the NOF Agreement, NOF’s affiliate, NOF America Corporation, supplies PEG to us on a non-exclusive basis. NOF agreed to manufacture and deliver PEG to us in accordance with purchase orders issued by us pursuant to the NOF Agreement. We may purchase PEG or any polyethylene glycol derivative from other third-party suppliers. Notwithstanding the foregoing, we agreed to purchase at least a minimum purchase obligation, which will be based on our 24-month rolling forecasts as set forth in the NOF Agreement. In the event we fail to meet the minimum purchase obligation, we will pay NOF the amount equal to a specified percentage of the remaining quantity of the minimum purchase obligation for the relevant time period, in addition to any payments due for all outstanding firm orders. We may eliminate the minimum purchase obligation on or before October 1 of the preceding calendar year by paying a specified percentage of the then-applicable supply price of the remaining minimum purchase obligation for the remainder of the term. In September 2024, we terminated the minimum purchase obligation with NOF for 2025. As a result of this termination, we incurred an expense of $6.4 million, which is included in Cost of Sales on the consolidated statements of operations and comprehensive loss income. As the amount is not due until January 2026, it is included in Other Liabilities on the consolidated balance sheet as of December 31, 2024.

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

Review, Approval and Regulation of Drug Products in the United States

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
•
approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
•
preparation and submission to the FDA of an NDA for a new drug product, or a sNDA for a change to a previously approved drug product, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
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
•
payment of application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•
securing FDA approval of the NDA or sNDA authorizing marketing of the drug product for particular indications in the United States; and
•
compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

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

Once an IND application takes effect, the sponsor of the IND may amend the application as needed to ensure that the clinical trials are conducted according to protocols included in the IND. The FDA has indicated that sponsors are expected to submit amendments for new protocols or changes to existing protocols before implementation of the respective changes. New studies may begin, however, when the sponsor has submitted the change to the FDA for its review and the new protocol or changes to the existing protocol have been approved by the IRB with the responsibility for review and approval of the studies.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

The PHSA grants the Secretary of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development safety update report detailing the results of the clinical trials must be submitted annually to the FDA. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation intended for a non-cancer indication, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. Further, Section 505B of the FDCA, as amended by the FDA Reauthorization Act of 2017, or FDARA, requires that any original NDA or BLA submitted on or after August 18, 2020, for a new active ingredient, must contain reports on the molecularly targeted pediatric cancer investigation, unless the requirement is waived or deferred, if the drug that is the subject of the application is: (i) intended for the treatment of an adult cancer, and (ii) directed at a molecular target that the Secretary of HHS determines to be substantially relevant to the growth or progression of a pediatric cancer in accordance with FDA guidance. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

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

With the passage of FDORA, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

Acceptance and Review of NDAs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for federal fiscal year 2025 this application fee is $4,310,002), and the sponsor of an approved application is also subject to an annual program fee, currently set at $403,889 per eligible prescription product for federal fiscal year 2025. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

In the event that a sponsor wishes to make a change to a product that has been approved under an NDA, the sponsor must submit an sNDA to the FDA. Such changes may include a revision of the labeling for the approved product, addition of a new indication, a change in the dosage, strength or formulation of the drug product, or a modification of the manner in which the drug is manufactured. Under the timelines established pursuant to PDUFA, the standard review time for an sNDA is generally 10 months from receipt of the application by the FDA.

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved patents listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes the FDA to expedite review of competitor generic therapies or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of exclusivity to the term of any existing unexpired patent or regulatory exclusivity, including the orphan drug exclusivity, for drug products. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) sponsor submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

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

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the agency finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

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

In addition to California, several other states have passed comprehensive privacy laws similar to the CCPA and CPRA. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Review and Approval of Drug Products in the European Union

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before we may commence clinical trials or market products in those countries or areas. In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

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

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or CTR, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new CTR aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States, and the public.

The CTR did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or CTD, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the CTD remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure, or IRP applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a Mutual Recognition/Decentralized Reliance Procedure positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

Healthcare Reform and Pharmaceutical Pricing

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases. Certain of these cases are now on appeal. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees and Human Resources

As December 31, 2024, we had 705 full-time employees and five part-time employees. Of these employees, 603 were based in the United States, 107 were based in international locations and 93 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We are committed to providing a positive employee experience and a culture that embodies our values.

Fostering a diverse and inclusive culture which invests in attracting, retaining, engaging and developing our people is critical to achieving our business objectives and bringing value to patients, shareholders and all stakeholders. We recognize that there is still important progress to be made, and this remains an area of continued emphasis for us.

We care for the health, well-being, and futures of our employees and their families. To incentivize and reward strong performance, we have competitive compensation and benefits programs, including short-term and long-term incentives, health and wellness benefits along with vacation and leave programs. We offer an array of flexible working options that balances the needs of our employees with business needs.

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

Information in any ESG Sustainability Report that we may publish is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2025 and beyond.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur significant expenses, and may never achieve or maintain profitability.

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant expenses for the foreseeable future. Our net losses were $197.9 million, $528.6 million and $652.2 million for the years ended December 31, 2024, 2023 and 2022 respectively. As of December 31, 2024, we had an accumulated deficit of $3.0 billion. While we are now generating substantial revenue from sales of SYFOVRE and EMPAVELI, we have primarily financed our operations to date through the sale of our common stock in our public offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the financing agreement with Sixth Street Lending Partners, or Sixth Street, and the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications, and the commercialization of SYFOVRE and EMPAVELI. Our operating results may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses for the foreseeable future and may incur operating losses for at least this year. We anticipate that we will continue to incur increasing expenses if and as we:

•
continue to commercialize EMPAVELI in the United States and commercialize SYFOVRE for the treatment of GA in the United States, Australia, and select other jurisdictions;
•
prioritize the ongoing development of systemic pegcetacoplan and focus our research initiatives on high potential opportunities;
•
establish and continue to build sales, marketing, distribution and other commercial infrastructure for EMPAVELI and SYFOVRE and any other products for which we may obtain marketing approval;
•
prepare to submit additional applications for regulatory approval for SYFOVRE outside the United States;
•
continue to develop and conduct research and preclinical and clinical trials of our current and future product candidates;
•
seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•
continue to manufacture commercial quantities of our approved products and to manufacture our product candidates for clinical development and, potentially, commercialization;
•
maintain, expand and protect our intellectual property portfolio;
•
hire and retain personnel;
•
add operational, financial and management information systems; and
•
add equipment and physical infrastructure to support our research and development programs.

Our ability to become and remain profitable depends on our ability to generate significant product revenue. Our ability to generate significant revenue will require us to successfully commercialize EMPAVELI and SYFOVRE in the approved indications. While we have generated product revenue from sales of EMPAVELI since May 2021 and SYFOVRE in March 2023, we have not generated sufficient revenue to achieve profitability and there can be no assurance that we will generate sufficient revenue to achieve profitability in the next several years, or at all. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability.

The successful commercialization of our approved products is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue from sales of EMPAVELI will be sufficient for us to become profitable for several years, if at all. Our prospects depend substantially upon the commercial success of SYFOVRE.

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

We are continuing to devote significant resources to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH and SYFOVRE for GA, and if our cash, cash equivalents, and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and preparing for commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the years ended December 31, 2024, 2023 and 2022, we used net cash of $87.9 million, $594.7 million and $513.7 million respectively, in our operating activities substantially all of which related to research, development and commercialization activities. As of December 31, 2024, our cash and cash equivalents were $411.3 million. We expect our expenses to continue, particularly as we continue to commercialize EMPAVELI and SYFOVRE, and prioritize the ongoing development of pegcetacoplan and focus our research initiatives on high potential opportunities. In addition, as we continue to commercialize EMPAVELI and SYFOVRE, and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or for our other product candidates, we expect we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator.

We believe that our cash and cash equivalents as of December 31, 2024, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercialization of SYFOVRE for GA. We are also devoting substantial resources to the preparation for commercialization of EMPAVELI for the treatment of C3G and IC-MPGN, our planned Phase 3 clinical trials of EMPAVELI for the treatment of FSGS and DGF, and the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and development of other product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI in the United States and SYFOVRE in the United States, Australia and select other jurisdictions;
•
the cost of and our ability to obtain regulatory approvals of SYFOVRE outside of the United States;
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI for PNH, systemic pegcetacoplan and SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
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
•
the number and characteristics of product candidates that we pursue and their development requirements;
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
•
our ability to obtain adequate reimbursement for EMPAVELI and SYFOVRE or any other product we commercialize;

If our cash and cash equivalents, and the cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds, which may include equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements. We currently do not have any committed external sources of funds.

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

We expect to continue to incur significant expenses in connection with our planned operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our then-existing stockholders may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our common stockholders. In addition, additional debt financing, if available, would result in fixed payment obligations and may involve agreements that include grants of security interests on our assets and restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business.

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

The terms of our indebtedness could adversely affect our operations and limit our ability to plan for or respond to changes in our business. If we are unable to comply with restrictions in our debt financing agreements, the repayment of our existing indebtedness could be accelerated.

As of December 31, 2024, we had $375 million of indebtedness under our financing agreement with Sixth Street and approximately $93.9 million principal amount of the Convertible Notes outstanding and held by third parties as of December 31, 2024. We may also incur additional indebtedness to meet future financing needs.

Under our financing agreement, or the Sixth Street Financing Agreement, by and among us, certain of our subsidiaries, the lenders party thereto and Sixth Street, as the administrative agent for the lenders, we have incurred a substantial amount of debt, which could adversely affect our business. In May 2024, we drew down the senior secured term loan facility, or the Credit Facility, of $375.0 million. The Credit Facility also includes a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE were at least $180.0 million prior to the $100.0 million draw. Among other permissions, we are permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of our market capitalization, but not to exceed $600.0 million.

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

Furthermore, holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change at a price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

Our accounts receivable balance was $264.9 million as of December 31, 2024, which primarily consisted of EMPAVELI and SYFOVRE product sales receivable(s) and licensing and other revenue receivables from our collaboration with Sobi. While we monitor the financial performance and creditworthiness of our customers and provide reserves against trade receivables for expected credit losses that may result from a customer’s failure to pay, no assurances can be made that we will not experience delays in collecting payments, that we will collect the payments due to us. Sales to a small number of distributors account for substantially all our gross revenue related to SYFOVRE during the year ended December 31, 2024. Distributors require industry-standard payment terms, including an extended time period for distributors to make payments to Apellis. Any failures to receive cash payments could have a material adverse effect on our results of operations and cash flows. We do not have a reserve related to expected credit losses against our accounts receivable balance.

Risks Related to the Commercialization and Product Development

Our business and prospects are substantially dependent on the success of SYFOVRE and EMPAVELI and the successful development and commercialization of pegcetacoplan in other jurisdictions and disease indications, including C3G and IC-MPGN. If we are unable to continue to successfully commercialize SYFOVRE and EMPAVELI, or develop, obtain marketing approval for or successfully commercialize systemic pegcetacoplan in other indications and jurisdictions, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We are investing a significant portion of our efforts and financial resources to fund the commercialization of SYFOVRE and EMPAVELI and development of systemic pegcetacoplan in other disease indications and jurisdictions. Our prospects are substantially dependent on our ability, or that of Sobi or any future collaborator, to successfully commercialize EMPAVELI in the United States and SYFOVRE worldwide and to develop, obtain marketing approval for and successfully commercialize systemic pegcetacoplan in additional disease indications. SYFOVRE is currently only approved in the United States and Australia. We did not obtain regulatory approval in the European Union, which has adversely affected our business and prospects. We cannot be certain that we will be able to obtain regulatory approval for, and successfully commercialize, SYFOVRE in any additional jurisdiction. Our prospects are dependent on the success of pegcetacoplan, including C3G and IC-MPGN, and our ability to obtain additional marketing approvals for pegcetacoplan in these or other indications. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. All of our product candidates other than pegcetacoplan are in early stages of development

The success of EMPAVELI in PNH, SYFOVRE in GA and pegcetacoplan in C3G and IC-MPGN and in other indications will depend on several factors, including the following:

•
our ability to successfully commercialize and sell EMPAVELI in the United States and SYFOVRE in the United States, Australia and select other jurisdictions;
•
commercial acceptance by patients, the medical community and third-party payors of EMPAVELI in PNH, SYFOVRE in GA, pegcetacoplan in C3G and IC-MPGN and in other indications, if approved, and other product candidates, if approved;
•
initiation and successful recruitment of patients, enrollment in and completion of our ongoing and planned clinical trials, including our planned Phase 3 clinical trials with systemic pegcetacoplan in the second half of 2025 for the treatment of FSGS and DGF;
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
•
our ability to submit and obtain marketing approvals for SYFOVRE in additional jurisdictions;

•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
establishment of arrangements with third-party suppliers and manufacturers for raw materials, drug intermediates, and finished products that are appropriately packaged for sale;
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

Many of these factors are beyond our control, including the results of clinical development, the regulatory approval process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to successfully commercialize EMPAVELI in the United States for PNH, C3G and IC-MPGN, SYFOVRE in the United States and select other jurisdictions for GA, or to develop, receive marketing approval for and successfully commercialize pegcetacoplan in other indications or jurisdictions on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

We or others may later discover that EMPAVELI or SYFOVRE is less effective than previously believed or causes safety issues that were not identified in clinical trials, which could compromise our ability, or that of our collaborators, to market the product.

Clinical trials of our product candidates are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of our collaborators, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify safety issues that may be observed once the product has been commercialized. If safety problems occur or are identified with EMPAVELI or SYFOVRE or with any other product of ours that reaches the market, if any, the FDA or comparable non-U.S. regulatory authorities may require that we amend the labeling of our product, recall our product, or even withdraw approval for our product.

A small number of patients treated with SYFOVRE in the real world have experienced retinal vasculitis, a severe form of intraocular inflammation. We plan to continue to submit all adverse events reported to us to the FDA consistent with reporting guidelines for drug manufacturers.

We cannot provide any assurances and the retinal community will believe that the expected benefits of SYFOVRE treatment outweigh its potential risks to patients in light of these reported events or other events that might arise or that our applications for marketing approval of SYFOVRE in other jurisdictions will not be adversely impacted by these events. A change in the perception of the benefit/risk profile of SYFOVRE may reduce market acceptance of the product and our product revenues may be adversely affected.

If we, or others, discover that a product is less effective than previously believed or causes safety issues that were not previously identified, such as the reported events of retinal vasculitis following SYFOVRE treatment, any of the following events could occur:

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

Our commercial strategy for EMPAVELI for PNH is to maintain patients currently on treatment and drive growth by reinforcing EMPAVELI’s differentiated efficacy profile, long-term data and real-world experience. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products, they are required to switch therapies due to lack of reimbursement for existing therapies, or they are not responding well to their existing therapy. If patients decide to switch their therapy, many may prefer an orally administered therapy, such as iptacopan, for convenience reasons.

There are no current treatment options approved for C3G and IC-MPGN. We anticipate that a competitive product, iptacopan, may be approved and marketed prior to EMPAVELI. Our commercial strategy for EMPAVELI for C3G and IC-MPGN is to raise awareness on disease diagnosis, understand the important role of C3 as a driver of disease, recognize the limitations of symptom management, and drive understanding of EMPAVELI’s differentiated efficacy profile. If physicians and patients choose to initiate therapy, EMPAVELI is a self-administered subcutaneous injection and may not be the preferred route of administration.

Our commercial strategy for SYFOVRE is to educate the ophthalmology and retina communities on the urgency to diagnose and treat GA, and to establish SYFOVRE as the preferred product due to its differentiated efficacy, flexible dosing options, and real-world utilization. The commercial efforts are also aimed at increasing the breadth of SYFOVRE utilization and experience among treating retina physicians and ensuring broad and sustained access with payors.

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

In addition, the potential market opportunity for EMPAVELI in PNH, SYFOVRE in GA, or in any other indication is difficult to precisely estimate. Our estimates of the potential market opportunity for EMPAVELI in PNH, C3G and IC-MPGN, FSGS and DGF, and SYFOVRE in GA, or in other indications include several key assumptions based on our industry knowledge, industry publications, scientific literature, third-party research reports and other surveys. However, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for EMPAVELI in PNH and C3G and IC-MPGN, SYFOVRE in GA, or any other future indication could be smaller than our estimates of potential market opportunity. If the actual market for EMPAVELI in PNH, SYFOVRE in GA, in other future indications is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

SYFOVRE was the first approved product in the United States for the treatment of GA. In August 2023, the FDA approved avacincaptad pegol, marketed as Izervay, a complement C5 inhibitor developed by Astellas Pharma Inc., for the treatment of GA.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received approval for SYFOVRE for the treatment of patients with GA in the United States and Australia, but there is no assurance that we will receive regulatory approvals for SYFOVRE for the treatment of GA in other jurisdictions. For example, in 2024, the European Commission adopted a negative opinion on the MAA for SYFOVRE in the European Union, despite positive recommendations from the ad hoc expert groups convened by the EMA and a significant number of dissenting votes from European Union member states. Because regulators in other jurisdictions are influenced by decisions of the FDA and the EMA, negative opinion by the FDA or the EMA may adversely impact the prospects for approval in other jurisdictions. We have received approval for EMPAVELI for the treatment of patients with PNH in several jurisdictions, but there is no assurance that we will receive regulatory approvals for EMPAVELI in other indications, including C3G and IC-MPGN.

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

For example, in January 2024, we and Sobi agreed to cease clinical development of systemic pegcetacoplan for patients with cold agglutinin disease, or CAD, due to the decreased medical need in CAD and the limited number of patients eligible for the CASCADE trial.

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

Although the development and commercialization of pegcetacoplan is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates for the treatment of complement-dependent diseases, including APL-3007, which is a siRNA, and our FcRn gene editing treatment that we are developing through our collaboration with Beam. These product candidates utilize different mechanisms of action than EMPAVELI and SYFOVRE and we do not have experience conducting clinical trials of product candidates with such mechanisms of action. These other product candidates will require additional, time-consuming and costly development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

If the commercial launch of EMPAVELI and SYFOVRE, for each of which we recruited a sales force and established marketing, market access and medical affairs teams and distribution capabilities is not successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel.

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

If we are unable to maintain our sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing EMPAVELI and SYFOVRE. Similarly, if we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing EMPAVELI, SYFOVRE, pegcetacoplan in other indications or any of our other product candidates for which we obtain marketing approval.

We have built a sales, marketing and distribution infrastructure in the United States to support commercialization of EMPAVELI and SYFOVRE.

We are building focused capabilities to commercialize SYFOVRE in GA and EMPAVELI in PNH, C3G and IC-MPGN where we believe that the medical specialists for such indications are sufficiently concentrated to allow us to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time-consuming and could delay any product launch. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of an abbreviated new drug application, or ANDA, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. Pegcetacoplan received its first approval from the FDA in May 2021. It is unclear whether the FDA will treat the active ingredients in our product candidates as NCEs and, therefore, afford them five years of NCE data exclusivity if they are approved. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.

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

The commercial success of EMPAVELI, SYFOVRE, or any of our product candidates that we or any collaborator, such as Sobi, commercialize will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health administration authorities and private health coverage insurers. If coverage and reimbursement is not available, or reimbursement is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize EMPAVELI, SYFOVRE, or any other product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We currently rely, and expect to continue to rely, on a small number of third-party contract manufacturers to supply most of our supply of active pharmaceutical ingredients and required finished product for our commercial supply of EMPAVELI and SYFOVRE and for our clinical supply of our product candidates. In particular, we have entered into commercial supply agreements with Bachem Americas, Inc., or Bachem, and NOF Corporation, or NOF, to purchase a significant portion of our requirements for the pegcetacoplan drug substance and drug intermediaries, respectively. We have also entered into long-term commercial supply agreements with other suppliers of raw materials, drug intermediaries, drug substance and drug product. We also have a separate supply agreement for the manufacture of the drug product for each of EMPAVELI and SYFOVRE. If any of our existing manufacturers should become unavailable to us for any reason, we may incur delays in identifying or qualifying replacements. We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our contract manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue. If we experience other issues or delays in the future, our commercial success may be materially and adversely impacted and our development of pegcetacoplan may be materially delayed, and our business adversely affected.

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

We have developed the EMPAVELI injector, a custom, on-body drug delivery system that would enable patients to self-administer pegcetacoplan through subcutaneous infusion. If the EMPAVELI injector becomes unavailable, patients may need to rely upon commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

We are developing a single dose, sterilized prefilled syringe for SYFOVRE that will provide physicians with a new way to administer SYFOVRE that requires fewer steps compared to the current administration. If the pre-filled syringe cannot be manufactured in accordance with applicable regulatory requirements or the availability of pre-filled syringe is delayed, physicians may need to rely upon the existing administration method.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner at all. If our collaborators, including Sobi are involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

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

Some of our in-licensed intellectual property with respect to our products and product candidates has been funded in part by the U.S. government and, therefore, would be subject to certain federal regulations pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act. The “march-in” provisions of the Bayh-Dole Act allow the U.S. government under strictly limited circumstances to require the patent owners to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government-funded program. The U.S. government can exercise its march-in rights if it determines that action is necessary because the patent owner fails to achieve practical application of the new invention or because action is necessary to alleviate health concerns or address the safety needs of the public. Intellectual property discovered under the government-funded program is also subject to certain reporting requirements, compliance with which may require us or our licensors to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. Penn requested a waiver of the U.S. manufacturing requirement in early 2021, but there can be no assurance that such waiver will be granted.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion, and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. The FDA approved EMPAVELI for the treatment of PNH in May 2021 and the EMA approved ASPAVELI for the treatment of PNH in December 2021. EMPAVELI has also been approved in the United Kingdom, Canada, Japan, Saudi Arabia and Australia. The FDA approved SYFOVRE for the treatment of GA in February 2023 and the Therapeutic Goods Administration of Australia approved SYFOVRE for the treatment of GA in January 2025. We submitted an sNDA for EMPAVELI for the treatment of C3G and IC-MPGN in the first quarter of 2025.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

In addition, under the Pediatric Research Equity Act, or PREA, an NDA, biologics license application, or BLA, or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

For example, in December 2024, the European Commission rejected the marketing authorization application, or MAA, for SYFOVRE in the European Union, after a negative recommendation of the Committee for Medicinal Products for Human Use, or CHMP. Because regulators in other jurisdictions are influenced by decisions of the FDA and the EMA, a negative opinion by the FDA or the EMA may adversely impact the prospects for approval in other jurisdictions.

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the European Union/European Economic Area, or EEA, member states for approvals in the European Union centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

In addition, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, we will need to consider the FDA’s guidances if we seek accelerated approval for any of our products in the future.

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

Even if we, or our collaborators, obtain orphan drug designation for a product candidate, such as is the case for pegcetacoplan for the treatment of PNH and C3G, we, or they, may not be able to obtain orphan drug exclusivity for that product candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We will also need to observe the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the Agency will consider in determining the intended use of a drug or biologic. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

If we, and our collaborators, are not able to comply with post-approval regulatory requirements, we, and our collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or our collaborators’, ability to market any future products for which we receive marketing approval could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

There is substantial uncertainty as to how, if at all, the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

In addition, disruptions may still result also from the recent COVID-19 pandemic or any similar event that may occur in the future. During the recent COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the

FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In August 2022, the IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations.

On June 6, 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases. Certain of these cases are now on appeal. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In December 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of abbreviated new drug applications, or ANDAs, and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months, or the FDA determines that the supply of the product will help alleviate or prevent a shortage.

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

Changes in U.S. and international trade policies may adversely impact our business and operating results.

The U.S. government has recently made statements and taken, or has contemplated taking, certain actions that may lead to potential changes to U.S. and international trade policies, including imposing tariffs and export control restrictions affecting products manufactured outside the United States. Some of our manufacturers and suppliers are located outside the United States. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or any foreign government takes retaliatory trade actions, such changes could have an adverse effect on our business, financial condition and results of operations.

Moreover, trade tensions and conflicts between the United States and China in particular have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. The recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•
our success in commercializing EMPAVELI and SYFOVRE and obtaining regulatory approval of EMPAVELI in additional indications and jurisdictions and SYFOVRE in additional jurisdictions;
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

For example, the trading price of our common stock experienced significant volatility in 2024. On January 9, 2024, the closing price of our common stock on the Nasdaq Global Select Market was $72.47 and on October 10, 2024, the closing price of our common stock on the Nasdaq Global Select Market was $27.14. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results.

We and our chief executive officer have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

We, our chief executive officer, and our directors have been named as defendants in a purported class action lawsuit initiated in 2023 that alleges, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The plaintiffs seek, among other relief, compensatory damages and equitable relief in favor of the alleged class of plaintiffs against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. We, our chief executive officer, and our directors have also been named as defendants in a purported stockholder derivative lawsuit initiated in 2024 that alleges, among other things that the defendants breached fiduciary duties, were unjustly enriched, committed corporate waste, and violated Section 14(a) of the Exchange Act based on the same facts. The plaintiffs seek, among other relief, monetary and punitive damages, and costs, including attorneys’ fees. The outcome of the matter described above cannot be predicted with certainty. However, we intend to vigorously defend against the litigation. We are unable, however, to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed. See “Part II, Item 1-Legal Proceedings”.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2023, we had options to purchase an aggregate of 8,048,307shares of our common stock outstanding, of which options to purchase 6,713,203 shares were vested and 3,061,810 outstanding unvested restricted stock units that upon vesting would result in the issuance of 3,961,810 shares of our common stock. We also have pre-funded warrants to purchase 80,956 shares of our common stock outstanding. The shares issuable upon exercise or vesting can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 10,778,303 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

The enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Cooperation and Development’s, or OECD, project on “Base Erosion and Profit Shifting” by tax authorities in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to tax global corporate profits and enactment of minimum global tax rate of 15%. Many countries have or are in the process of enacting legislation intended to implement the OECD Global Anti-Base Erosion, or GloBEModel Rules effective on January 01, 2024. The impact on the Company will depend on the timing of implementation, the exact nature of each country’s GloBE legislation, guidance, and regulations thereon and their application by the tax authorities either prospectively or retrospectively.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2024, we had both federal and state net operating loss carryforwards of $422.5 million and $621.8 million, respectively, and federal and state research and development tax credit carryforwards of $107.8 million and $26.4 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $420.9 million may be carried forward indefinitely. The remaining net operating loss and research and development tax credit carryforward will begin to expire in 2025. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the CARES Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 13, “Income Taxes,” of the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our accounting for income taxes.

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

We never declared nor paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. In addition, the terms of the Sixth Street Financing Agreement precludes us from paying dividends, and any future debt or credit agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Concentration of ownership of our common stock among our executive officers and directors, entities associated with our executive officers and directors and our largest stockholders may allow these stockholders to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs.

As of February 28, 2025, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 16.4% of our outstanding common stock, including one of our largest stockholders, Morningside Venture Investments Ltd., which beneficially owned approximately 10.3% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Item 2. Properties.

Details of our principal properties as of December 31, 2024, are provided below:

Location	Function	Size	Property Interest
Waltham, MA, USA	Corporate Headquarters	77,818 sq. ft.	Leased
San Francisco, CA, USA	Office space	5,044 sq. ft.	Leased
Zug, Switzerland	Office space	938 sq. m.	Leased
Munich, Germany	Office space	1,363 sq. m.	Subleased
Watertown, MA, USA	Lab space	9,704 sq. ft.	Leased

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

On October 23, 2023, the Court appointed Ray Peleckas and Michigan Laborers’ Pension Fund together as Co-Lead Plaintiffs and assigned the action the caption In Apellis Pharmaceuticals, Inc. Securities Litigation, Case 1:23-cv-00834-MN. The Co-Lead Plaintiffs filed an amended complaint on February 8, 2024 (the “Amended Complaint”). The Amended Complaint is brought on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021 and July 28, 2023, inclusive, names the Company and Cedric Francois, our chief executive officer, as defendants, and makes similar allegations, asserts the same claims and seeks the same relief as the Complaint. On May 17, 2024, the United States District Court for the District of Delaware approved the motion to transfer to the United States District Court for the District of Massachusetts. The defendants moved to dismiss the Complaint on June 12, 2024, and the Court held oral argument on this motion for November 14, 2024. The Court has not yet ruled on this motion to dismiss.

On December 19, 2024, purported stockholder Patrick Campbell, and on December 30, 2024, purported stockholder Kenneth Olson filed putative stockholder derivative lawsuits in the United States District Court for the District of Massachusetts on behalf of the Company against the Company’s directors for breach of fiduciary duty, unjust enrichment, waste, and alleged violation of Section 14(a) of the Exchange Act related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The complaints seek monetary and punitive damages, and costs, including attorneys’ fees. On January 21, 2025, the cases were consolidated under the caption In re Apellis Pharmaceuticals, Inc. Derivative Litigation, No. 1:24-cv-13128-JEK. By the same order, the Court stayed the stockholder derivative litigation pending the Court’s ruling on the defendants’ motion to dismiss in the securities class action.

The Company’s businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including intellectual property infringement, employment or investor matters, and the Company expects that this will continue to be the case in the future.

For example, in August 2024, an individual filed a civil action against the Company in the United States District Court in the Northern District of Texas, alleging personal injury claims in connection with the use of SYFOVRE. We moved to dismiss this civil action in September 2024. The Court has not yet ruled on this motion to dismiss, as of the date of issuance of these consolidated financial statements.

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

Holders of Record

As of February 19, 2025, we had 2 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. In addition, the Sixth Street Financing Agreement contains restrictive covenants that prohibit us, subject to certain exceptions, from paying dividends on our common stock, and future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

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

The graph below compares the cumulative total stockholder return on our common stock between December 30, 2018 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on December 31, 2018 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Apellis Pharmaceuticals, Inc .
APLS- USQ
12/31/2018 to 12/31/2024
(Daily)
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/30/2018
12/30/2019
12/30/2020
12/30/2021
12/30/2022
12/30/2023
12/30/2024
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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. We believe that this approach has the potential to effectively control diseases with high unmet need and that are driven by excessive complement activation. We currently have two marketed drugs that target C3, the central protein in the complement cascade: SYFOVRE (pegcetacoplan injection), approved by the U.S. Food and Drug Administration, or FDA, in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA; and EMPAVELI (pegcetacoplan), approved by the FDA in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH.

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan, we intend to focus our commercialization efforts in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. For the year ended December 31, 2024, and 2023, we generated $611.9 million and $275.2 million in U.S. net product revenue from sales of SYFOVRE. We are also developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We plan to initiate a Phase 2 multi-dose trial in patients with GA in the second quarter of 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI, and our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the years ended December 31, 2024 and 2023, we generated $98.1 million and $91.0 million, respectively, in U.S. net product revenue from sales of EMPAVELI for PNH and received $18.4 million and $10.0 million, respectively, in royalties from our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, which has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. We have commercialization rights for systemic pegcetacoplan in the United States.

The next indications we are pursuing with EMPAVELI are C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or IC-MPGN, which together affect an estimated 5,000 people in the United States. We submitted a supplemental new drug application, or sNDA, to the FDA in early 2025, following the positive results from the Phase 3 VALIANT trial investigating systemic pegcetacoplan in adolescent and adult patients with naive and post-transplant recurrence C3G and IC-MPGN that we reported in August 2024. Importantly, the VALIANT study demonstrated positive effects on the three key markers of disease at six months: a 68% reduction in proteinuria in C3G and IC-MPGN patients compared to placebo (p < 0.0001), the primary endpoint. Results were consistent across all subgroups, including disease type, age, and transplant status. Additionally, pegcetacoplan-treated patients achieved stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a substantial proportion of patients achieved a reduction in C3c staining intensity (nominal p<0.0001). Data also demonstrated favorable safety and tolerability results, consistent with pegcetacoplan’s established profile. Additionally, in February 2025, Sobi received validation for its indication extension application for C3G and IC-MPGN from the European Medicines Agency, or EMA.

We plan to initiate two new Phase 3 clinical trials with EMPAVELI in the second half of 2025 for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and delayed graft function, or DGF. Both FSGS and DGF are both rare, severe nephrology conditions with no approved therapies and in which complement overactivation plays a significant role. Sobi is also leading the development of systemic pegcetacoplan for hematopoietic stem cell transplantation-associated thrombotic microangiopathy, or HSCT-TMA, in hematology under the collaboration.

Finally, we are developing new product candidates to further advance our pipeline. Through our collaboration with Beam Therapeutics, Inc., or Beam, we have commenced pre-clinical studies for a treatment targeting the neonatal Fc receptor, orFcRn, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing. We are also developing other programs with our proprietary in-house capabilities.

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $401.5 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock. Our non-dilutive financing activities, which include the Sixth Street Financing Agreement (as defined below), the repayment of our remaining obligations to SFJ and the partial unwinding of our capped call transactions, increased the amount of cash available to us through 2025 by approximately $270.0 million, with the potential for us to access additional short-term liquidity through a second draw of $100.0 million under the Credit Facility (as defined below).

We have incurred significant annual net operating losses in each year since our inception and expect to continue to incur net operating losses for at least this year. Our net losses were $197.9 million, $528.6 million, and $652.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $3.0 billion.

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

The conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2024.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of December 31, 2024.

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

The conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2024.

As of December 31, 2024 we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

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

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi collaboration agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. We retained the right to commercialize licensed products in the United States, and, subject to specified limitations, to develop licensed products worldwide for commercialization in the United States. Under the Sobi collaboration agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs. Since contract inception, we have recognized $65.0 million in contra-research and development expenses and waived the remaining $15.0 million in connection with the decision to discontinue the CAD program.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation, consulting and professional fees, marketing and advertising costs, medical affairs and regulatory costs associated with our commercial products, facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services. Marketing and advertising costs include marketing literature, promotional activities, conferences and seminars, branding and sponsorships.

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

Product Revenues

We recognize revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are the variable considerations with critical accounting estimates:

Returns: Consistent with industry practice, we offer SPs and SDs limited product return rights for shipment errors or expiring or defective products; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from SPs and SDs and have visibility into the inventory distribution channel, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at our estimate for product returns, we also consider historical product returns (to the extent available) and the underlying product demand.

GPO Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.

Credit Card Fees: SDs will sell downstream to customers who may pay for product via credit card. The Company will reimburse its SDs for the credit card fees incurred as a result of SDs accepting credit cards as a form of payment from the downstream customers. Credit card fees are recorded as an offset to revenue based on the average aggregate credit card rate as a percentage of SD sales at the time revenue from the sale is recognized.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, labor, overhead, and freight. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. Provisions for potentially obsolete or slow-moving inventory, are made based on the Company’s analysis of product dating, inventory levels, historical obsolescence and future sales forecasts. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

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

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and CMOs. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs and CMOs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time-period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting expense amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
(in thousands)	2024	2023	$	%
Revenue:
Product Revenue, net	$709,954	$366,281	$343,673	94%
Licensing and other revenue	71,413	30,310	41,103	136%
Total revenue:	781,367	396,591	384,776	97%
Operating expenses:
Cost of sales	117,723	58,510	59,213	101%
Research and development	327,570	354,387	(26,817)	(8%)
Selling, general and administrative	501,053	500,815	238	0%
Total operating expenses	946,346	913,712	32,634	4%
Net operating loss	(164,979)	(517,121)	352,142	(68%)
Loss on extinguishment of development liability	(1,949)	—	(1,949)	(100%)
Interest income	12,773	20,933	(8,160)	(39%)
Interest expense	(40,391)	(29,581)	(10,810)	37%
Other expense, net	(2,170)	(727)	(1,443)	198%
Net loss before taxes	(196,716)	(526,496)	329,780	(63%)
Income tax expense	1,162	2,132	(970)	(45%)
Net loss	$(197,878)	$(528,628)	$330,750	(63%)

Product Revenue, Net

Our product revenue, net is derived from sales of EMPAVELI and SYFOVRE sales in the United States. We recognized $710.0 million and $366.3 million of net product revenue as of December 31, 2024 and 2023, respectively. The net product revenue of $710.0 million for the year ended December 31, 2024, consists of $98.1 million in net product revenue from sales of EMPAVELI and $611.9 million in net product revenue from sales of SYFOVRE. The net product revenue of $366.3 million for the year ended December 31, 2023, consists of $91.0 million in net product revenue from sales of EMPAVELI and $275.2 million in net product revenue from sales of SYFOVRE.

Licensing and Other Revenue

Licensing and other revenue was $71.4 million and $30.3 million for the year ended December 31, 2024 and 2023, respectively. Licensing and other revenue of $71.4 million for the year ended December 31, 2024 consisted of $53.0 million in revenue from product supplied to Sobi, and $18.4 million in royalty revenue from Sobi. Licensing and other revenue of $30.3 million for the year ended December 31, 2023 consisted of $10.0 million in revenue from product supplied to Sobi, $15.3 million in royalty revenue from Sobi and $5.0 million from collaboration with Sobi.

Cost of Sales

Cost of sales was $117.7 million and $58.5 million for the year ended December 31, 2024 and 2023, respectively. The increase in cost of sales was primarily driven by a $6.1 million increase due to higher volume from commercial sales and product provided under our patient assistance programs, a $27.4 million increase due to higher volume of product supplied to Sobi, a $6.0 million increase in royalty expense, a $11.7 million increase in expenses incurred related to excess, obsolete or scrapped inventory, and $8.0 million incurred in connection with the termination of minimum purchase obligations.

In addition, prior to receiving FDA approval for EMPAVELI on May 14, 2021, the costs associated with the manufacture of EMPAVELI inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the years ended December 31, 2024 and 2023 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of sales as the remaining pre-FDA inventory is sold to customers. As of December 31, 2024 and 2023, respectively, the remaining pre-FDA approved inventory was $19.5 million and $26.3 million, which primarily consisted of raw materials.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2024 and 2023, together with the dollar increase or decrease and percentage change in those items:

(In thousands)	Year Ended December 31,		Change	Change
	2024	2023	$	%
Program-specific external costs:
PNH	$17,879	$19,504	$(1,625)	(8%)
C3G & IC-MPGN	34,507	36,160	(1,653)	(5%)
ALS	824	9,378	(8,554)	(91%)
CAD	21,037	7,115	13,922	196%
HSCT-TMA	2,612	2,842	(230)	(8%)
GA	59,134	52,078	7,056	14%
Other development and discovery programs	51,463	52,733	(1,270)	(2%)
Total program-specific costs	187,456	179,810	7,646	4%
Unallocated external costs
Non-program specific external costs	6,966	7,002	(36)	(1%)
Total unallocated external costs	6,966	7,002	(36)	(1%)
Unallocated internal costs
Compensation and related personnel costs	128,029	162,515	(34,486)	(21%)
Other expenses	5,119	5,060	59	1%
Total unallocated internal costs	133,148	167,575	(34,427)	(21%)
Total research and development costs	$327,570	$354,387	$(26,817)	(8%)

Research and development expenses decreased by $26.8 million to $327.6 million for the year ended December 31, 2024 from $354.4 million for the year ended December 31, 2023, a decrease of 8%. The decrease in research and development expenses was primarily attributable to a $34.5 million decrease in compensation and related personnel costs, which was partially offset by a $7.6 million increase in program specific external costs.

The increase in our program-specific external costs of $7.6 million was driven by an increase of $13.9 million as a result of a $15.0 million one-time expense related to the discontinuation of the CAD program and an increase of $7.1 million in GA costs related to development and pre-clinical programs. These increases were partially offset by a $1.7 million decrease related to C3G and IC-MPGN costs, a $1.6 million decrease in PNH, a $8.6 million decrease in ALS costs due to the discontinuation of the Phase 2 MERIDIAN study, and a $1.3 million decrease in other development and discovery program costs.

The decrease in compensation and related personnel costs of $34.5 million was driven by a $32.8 million decrease in salaries and benefits due to lower headcount compared to the prior year and a $1.7 million decrease in share-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million to $501.1 million for the year ended December 31, 2024, from $500.8 million for the year ended December 31, 2023. The increase was primarily attributable to an increase of $2.1 million in office expenses, an increase of $1.7 million in factoring fees, an increase of $1.2 million in travel expenses, and an increase of $1.5 million in insurance expenses, which were partially offset by a decrease of $4.6 million in professional and consulting fees and a decrease in personnel related costs of $1.7 million. The decrease in personnel related costs of $1.7 million consisted of a $0.7 million decrease in recruiting expenses and a $10.6 million decrease in salaries and benefits, partially offset by a $9.7 million increase in share-based compensation expense.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in full in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of December 31, 2024.

Interest Income

Interest income was $12.8 million for the year ended December 31, 2024, a decrease of $8.1 million, compared to $20.9 million for the year ended December 31, 2023. The decrease in interest income was primarily attributable to decreased investments and a decline in money market rates during the year ended December 31, 2024.

Interest Expense

Interest expense was $40.4 million for the year ended December 31, 2024, an increase of $10.8 million, compared to $29.6 million for the year ended December 31, 2023. The increase is primarily due to the interest incurred under the Credit Facility and was partially offset by a decrease in the balance of the development liability.

Other (Expense)/ Income, Net

Other expense was $2.2 million for the year ended December 31, 2024 as compared to other expense of $0.7 million for the year ended December 31, 2023. The increase was primarily due to foreign currency revaluation losses.

Income Tax Expense

Income tax expense was $1.2 million for the year ended December 31, 2024 as compared to $2.1 million for the year ended December 31, 2023. The decrease is primarily due to state taxes.

Comparison of the Years Ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, as amended by Amendment No. 1 thereto filed with the SEC on February 29, 2024 (the “2023 Form 10-K”), which discussion is incorporated herein by reference, and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $401.5 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of the capped call transactions in March 2024, as well as from the proceeds of our operations.

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

In August 2024, the Company entered into an agreement (the "Factoring Agreement") to sell certain accounts receivable to a third-party financial institution at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the year ended December 31, 2024.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million. For the period ended December 31, 2024 2,299,991 shares of common stocks were issued from the exercise of pre-funded warrants. As of December 31, 2024, pre-funded warrants to purchase 80,956 shares of our common stock were still outstanding.

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2024 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of December 31, 2024, the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023:

(in thousands)	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(87,866)	$(594,735)
Net cash used in investing activities	(403)	(674)
Net cash provided by financing activities	149,241	394,499
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(659)	135
Net increase (decrease) in cash, cash equivalents and restricted cash	$60,313	$(200,775)

Net Cash Used in Operating Activities

Net cash used in operating activities was $87.9 million for the year ended December 31, 2024 and consisted primarily of a net loss of $197.9 million adjusted for $128.4 million of non-cash items, including share-based compensation expense of $114.1 million, depreciation expense of $1.8 million, loss on extinguishment of development liability of $1.9 million and accretion of discount to the development liability of $8.9 million. Further, it included a net increase in operating assets and liabilities of $18.4 million, which was driven by an increases in accounts receivable of $58.5 million, an increase in inventory of $10.8 million, a decrease in prepaid assets of $20.4 million, a decrease in other current assets of $10.8 million, an increase in accounts payable of $1.1 million, and an increase in accrued expenses of $18.2 million. The change in accounts receivable was primarily driven by the derecognition of certain accounts receivable under our Factoring Agreement.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $0.4 million due primarily to purchases of fixed assets.

Net cash used in investing activities during the year ended December 31, 2023 was $0.7 million due primarily to purchases of fixed assets and partially offset by proceeds from the sale of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $149.2 million during the year ended December 31, 2024 and consisted primarily of net proceeds from the initial draw of the Credit Facility of $358.2 million, the settlement of capped call unwind transactions of $98.8 million, $14.3 million of proceeds from the exercise of stock options and $4.5 million of proceeds from the issuance of our common stock under the employee stock purchase plan, partially offset by repayment of $326.5 million for the development liability.

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

Together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE, we expect that our current cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2024:

	Payments Due by Period
(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Credit Facility (1)	$595,778	$42,102	$84,205	$84,320	$385,151
Convertible notes (2)	99,511	3,286	96,225	—	—
Non-cancellable purchase commitments (3)	56,489	54,089	1,400	1,000	—
Operating leases (4)	18,307	7,468	9,427	1,412	—
Total	$770,085	$106,945	$191,257	$86,732	$385,151

(1)
Amounts include interest on the credit facility outstanding as of December 31, 2024, applying contractual interest rate and assuming scheduled payments are paid as contractually required through maturity.
(2)
Amounts include interest on long-term debt obligations under the debt outstanding as of December 31, 2024, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity.
(3)
Amounts include our obligations under supply agreements with Bachem and NOF as of December 31, 2024 and obligations under supply agreements with other vendors.
(4)
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

We are a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights in the ophthalmic field of use. We are required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, we are obligated to pay a specified portion of income we receive from sublicensees.

In April 2023, we paid $2.3 million for the achievement of a regulatory milestone as a result of the FDA approval of SYFOVRE in February 2023. In 2023, we incurred $5.0 million as a result of the achievement of sales milestones for SYFOVRE of which we paid $2.0 million in October 2023 and the remaining $3.0 million in January 2024.

As of December 31, 2024 and 2023 respectively, we have incurred royalty expense of $19.8 million and $8.9 million on sales of SYFOVRE, which is included in cost of sales on the consolidated statements of operations and comprehensive loss.

In addition, we are a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in nonophthalmic fields of use, as defined therein. We are required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires us to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, we are obligated to pay a specified portion of income we receive from sublicensees.

In January 2021, we paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, we paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, we paid an additional $5.0 million to Penn as a sublicense fee upon the achievement of a development milestone under the Sobi collaboration. In January 2023, we paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. In January 2024, we paid $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, in January 2024, we paid $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

As of December 31, 2024, 2023 and 2022, we have incurred royalty expense of $6.4 million, $4.8 million and $2.7 million, respectively, on sales of EMPAVELI and Aspaveli, which is included in cost of sales on the consolidated statements of operations and comprehensive loss.

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

We have certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product. We have agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), we have agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. In September 2024, we terminated the minimum purchase obligation with NOF for 2025. Under these agreements, as of December 31, 2024 we are obligated to pay up to an aggregate of $45.7 million to these vendors. As a result of this termination, the Company incurred an expense of $6.4 million, which is included in cost of sales on the consolidated statements of operations and comprehensive loss. As the amount is not due until January 2026, it is included in other liabilities on the consolidated balance sheet as of December 31, 2024.

In addition, the Company has other non-cancelable purchase agreements as of December 31, 2024, under which it is obligated to pay up to an aggregate of $10.7 million to vendors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $411.3 million, consisting primarily of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	109
Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024:
Consolidated Balance Sheets as of December 31, 2024 and 2023	111
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	112
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2022 to December 31, 2024	113
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	114
Notes to Consolidated Financial Statements	116

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventory Valuation – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, inventory is valued at the lower of cost or net realizable value, which requires the Company to eliminate any intercompany profit in inventory. In addition, the Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess or obsolete inventories to their estimated realizable value. The determination of whether inventory costs will be realizable requires estimates by management. Provisions for slow-moving, excess or obsolete inventories are made based on the Company’s analysis of product dating, inventory levels, historical obsolescence and future sales forecasts.

We identified the valuation of inventory as a critical audit matter due the extent of effort required by the Company to eliminate intercompany profit in inventory and the significant estimates and assumptions used by management to determine excess and obsolescence write downs, including the determination of expected future sales. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation of inventory included the following, among others:

•
We performed procedures to evaluate the reasonableness and consistency of management’s methods used to eliminate intercompany profit, which included testing the accuracy and completeness of underlying data used in management’s calculation;
•
We independently recalculated the value of inventory to ensure the accuracy and completeness of intercompany profit eliminations;
•
We evaluated the Company’s estimate for excess and obsolete inventory by performing the following:
o
We evaluated the reasonableness of management’s methods, assumptions, and judgments used in developing their estimate, which included consideration of expected future sales, product dating and historical obsolescence experience, and information obtained from the supply chain personnel regarding inventory at risk for excess and obsolescence.
o
We tested the calculation of the excess and obsolete provision pursuant to the Company’s policy, on a sample basis, including the accuracy and completeness of the underlying data used in the Company’s calculation.
o
We performed a retrospective review by comparing management’s prior year estimates of product revenues with actual product revenues in the current year to identify any potential bias.
o
We held discussions with financial and operational management to determine whether any strategic, regulatory, or operational changes in the business were consistent with the projections of future demand that were utilized in estimating the provision recorded.
•
We tested the design and effectiveness of controls over inventory valuation, including those over the estimation of provisions for excess and obsolete inventory and controls over the completeness and accuracy of the intercompany profit elimination.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2025

We have served as the Company’s auditor since 2019.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$411,290	$351,185
Accounts receivable	264,926	206,442
Inventory	81,404	146,362
Prepaid assets	18,368	38,820
Restricted cash	1,322	1,114
Other current assets	11,644	22,408
Total current assets	788,954	766,331
Non-current assets:
Right-of-use assets	16,083	16,745
Property and equipment, net	2,952	4,345
Long-term inventory	75,713	—
Other assets	1,349	1,309
Total assets	$885,051	$788,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,572	$37,516
Accrued expenses	140,184	127,806
Current portion of development liability	—	75,830
Current portion of lease liabilities	6,753	6,441
Total current liabilities	185,509	247,593
Long-term liabilities:
Long-term development liability	—	239,817
Long-term credit facility	359,489	—
Convertible senior notes	93,341	93,033
Lease liabilities	10,201	11,454
Other liabilities	7,972	2,312
Total liabilities	656,512	594,209
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2024 and 2023; 124,495 and 119,556 shares issued and outstanding at December 31, 2024 and 2023, respectively	12	12
Additional paid-in capital	3,267,201	3,035,539
Accumulated other comprehensive loss	(3,308)	(3,542)
Accumulated deficit	(3,035,366)	(2,837,488)
Total stockholders’ equity	228,539	194,521
Total liabilities and stockholders’ equity	$885,051	$788,730

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Product revenue, net	$709,954	$366,281	$65,092
Licensing and other revenue	71,413	30,310	10,330
Total revenue:	781,367	396,591	75,422
Operating expenses:
Cost of sales	117,723	58,510	5,636
Research and development	327,570	354,387	387,236
Selling, general and administrative	501,053	500,815	277,163
Total operating expenses:	946,346	913,712	670,035
Net operating loss	(164,979)	(517,121)	(594,613)
Loss on conversion of debt	—	—	(32,890)
Loss on extinguishment of development liability	(1,949)	—	—
Interest income	12,773	20,933	8,914
Interest expense	(40,391)	(29,581)	(32,626)
Other expense, net	(2,170)	(727)	(288)
Net loss before taxes	(196,716)	(526,496)	(651,503)
Income tax expense	1,162	2,132	669
Net loss	$(197,878)	$(528,628)	$(652,172)
Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities	—	—	(1)
Unrealized (loss)/gain on pension plans	591	(2,618)	1,646
Foreign currency translation	(357)	(49)	(430)
Total other comprehensive income/(loss)	234	(2,667)	1,215
Comprehensive loss, net of tax	$(197,644)	$(531,295)	$(650,957)
Net loss per common share, basic and diluted	$(1.60)	$(4.45)	$(6.15)
Weighted-average number of common shares used in net loss per common share, basic and diluted	123,905	118,678	106,114

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2022	97,524	$10	$1,857,430	$(2,090)	$(1,656,688)	$198,662
Issuance of common stock in follow-on offering, net of offering costs	8,564	1	380,119	—	—	380,120
Issuance of shares in exchange of Convertible Notes, including issuance costs	3,073	—	129,636	—	—	129,636
Forfeiture of accrued interest in exchange of Convertible Notes		—	1,287	—	—	1,287
Issuance of common stock upon exercise of stock options	1,223	—	21,483	—	—	21,483
Vesting of restricted stock units, net of shares withheld for taxes	252	—	(5,682)	—	—	(5,682)
Share-based compensation expense	—	—	91,085	—	—	91,085
Issuance of common stock to employee stock purchase plan	136	—	4,238	—	—	4,238
Unrealized loss on available-for-sale investments	—	—	—	(1)	—	(1)
Unrealized gain on pension benefit plan	—	—	—	1,646	—	1,646
Net loss	—	—	—	—	(652,172)	(652,172)
Foreign currency translation	—	—	—	(430)	—	(430)
Balance at December 31, 2022	110,772	11	2,479,596	(875)	(2,308,860)	169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	3,858	—	71,274	—	—	71,274
Vesting of restricted stock units, net of shares withheld for taxes	806	—	(11,040)	—	—	(11,040)
Share-based compensation expense	—	—	105,945	—	—	105,945
Issuance of common stock to employee stock purchase plan	112	—	5,378	—	—	5,378
Unrealized loss on pension benefit plan	—	—	—	(2,618)	—	(2,618)
Net loss	—	—	—	—	(528,628)	(528,628)
Foreign currency translation	—	—	—	(49)	—	(49)
Balance at December 31, 2023	119,556	12	3,035,539	(3,542)	(2,837,488)	194,521
Exercise of pre-funded warrants	2,300	—	—	—	—	—
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	1,080	—	14,316	—	—	14,316
Vesting of restricted stock units, net of shares withheld for taxes	1,417	—	(57)	—	—	(57)
Share-based compensation expense	—	—	114,128	—	—	114,128
Issuance of common stock to employee stock purchase plan	142	—	4,512	—	—	4,512
Unrealized loss on pension benefit plan	—	—	—	591	—	591
Net loss	—	—	—	—	(197,878)	(197,878)
Foreign currency translation	—	—	—	(357)	—	(357)
Balance at December 31, 2024	124,495	$12	$3,267,201	$(3,308)	$(3,035,366)	$228,539

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(197,878)	$(528,628)	$(652,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	114,128	105,945	91,085
Loss on conversion of debt	—	—	32,890
Loss on extinguishment of development liability	1,949	—	—
Loss on disposal of fixed assets	—	120	—
Forfeiture of accrued interest in exchange of convertible notes	—	—	1,287
Depreciation expense	1,797	1,784	1,552
Amortization of discounts for credit facility	1,250	—	—
Amortization of discounts for convertible notes	309	297	459
Accretion of discount to development liability	8,936	25,996	26,917
Changes in operating assets and liabilities:
Accounts receivable	(58,484)	(198,715)	2,375
Inventory	(10,755)	(60,647)	(69,397)
Prepaid assets	20,420	(1,870)	(11,479)
Other current assets	10,793	14,243	32,936
Other assets	705	11,700	17,490
Right-of-use assets and lease liabilities	(277)	(80)	(65)
Accounts payable	1,089	170	18,689
Accrued expenses and other liabilities	18,152	34,950	(6,312)
Net cash used in operating activities	(87,866)	(594,735)	(513,745)
Investing Activities
Purchase of property and equipment	(403)	(773)	(1,524)
Proceeds from sale of fixed assets	—	99	—
Purchase of available-for-sale securities	—	—	(331,863)
Proceeds from maturity of available-for-sale securities	—	—	393,280
Net cash (used in) provided by investing activities	(403)	(674)	59,893
Financing Activities
Proceeds from credit facility	365,454	—	—
Payment of issuance cost for credit facility	(7,214)	—	—
Repayment of development liability	(326,533)	—	—
Proceeds from settlement of capped call	98,763	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	380,120
Proceeds from issuance of common stock, pre-funded warrant offering, net of issuance costs	—	384,387	—
Payments for development liability	—	(55,500)	(34,500)
Proceeds from exercise of stock options	14,316	71,274	21,483
Proceeds from issuance of common stock under employee share purchase plan	4,512	5,378	4,238
Payments of employee tax withholding related to equity-based compensation	(57)	(11,040)	(5,682)
Net cash provided by financing activities	149,241	394,499	365,659
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(659)	135	(488)
Net increase (decrease) in cash, cash equivalents and restricted cash	60,313	(200,775)	(88,681)
Cash, cash equivalents and restricted cash at beginning of period	352,299	553,074	641,755
Cash, cash equivalents and restricted cash at end of period	$412,612	$352,299	$553,074

See accompanying notes to consolidated financial statements

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Cont’d)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$411,290	$351,185	$551,801
Restricted cash	1,322	1,114	1,273
Total cash, cash equivalents, and restricted cash	$412,612	$352,299	$553,074
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,368	$3,286	$5,003
Cash paid for income taxes	$1,649	$—	$4,915
Proceeds from income tax refunds net of income taxes paid	$—	$1,759	$—
Convertible Notes exchanged for common stock	$—	$—	$98,086

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

The Company’s operations since inception have included organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”) and commercializing SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Follow-on Public Offerings

On February 22, 2023, the Company issued and sold 4,007,936 shares of common stock and, in lieu of common stock to investor who so chose, pre-funded warrants to purchase 2,380,956 shares of common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. The Company received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering costs of $0.3 million. For the period ended December 31, 2024, 2,299,991 shares of common stock were issued from the exercise of pre-funded warrants. As of December 31, 2024, the Company has pre-funded warrants to purchase 80,956 shares of our common stock outstanding.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. From inception to December 31, 2024, the Company has incurred cash outflows from operations, losses from operations, and had an accumulated deficit of $3.0 billion, primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities and expenses incurred in connection with product launches and commercialization costs.

The Company believes that its cash and cash equivalents of $411.3 million at December 31, 2024 combined with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements.

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

Revenue Recognition

The Company’s revenues consist of product sales of EMPAVELI and SYFOVRE and revenue derived from its collaboration arrangement with Sobi. See Note 11, License and Collaboration Agreements for further discussion related to the Sobi Collaboration and License Agreement.

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

Fees

Distribution Fees: Distribution fees include distribution service fees paid to SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC). These fees are directly related to the storage, handling and distribution of product to customers, and are therefore inseparable from the product. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Credit Card Fees: SDs will sell downstream to customers who may pay for product via credit card. The Company will reimburse its SDs for the credit card fees incurred as a result of SDs accepting credit cards as a form of payment from the downstream customers. Credit card fees are recorded as an offset to revenue based on the average aggregate credit card rate as a percentage of SD sales at the time revenue from the sale is recognized.

Patient Assistance

Copay: Other incentives include voluntary patient assistance programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

The Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program.

Rebates

Government Rebates: The Company’s products are subject to pricing limits under certain federal government programs. Qualifying entities (i.e., end-users) purchase products from the Company’s customers at their qualifying discounted price. The chargeback amount the Company incurs represents the difference between the Company’s contractual sales price to the customer, and the end-user’s applicable discounted purchase price under the government program.

Other Rebates: The Company contracts with certain payor organizations, primarily group purchasing organizations ("GPOs") and pharmacy benefit managers, for the payment of rebates with respect to utilization of the Company's products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Group purchasing organizations purchase from SDs at a discounted price. SDs charge back to the Company the difference between the price initially paid by SDs and the discounted price paid to SDs by the GPOs. The Company issues credit notes for the chargeback which are applied to future sales.

Returns

Consistent with industry practice, the Company offers SPs and SDs limited product return rights for shipment errors or expiring or defective products; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from SPs and SDs and has visibility into the inventory distribution channel, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at its estimate for product returns, the Company also considers historical product returns (to the extent available) and the underlying product demand.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The Company manages its operations as a single operating segment. See Note 17, Segment Information, for additional information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: accrued research and development expenses, reserves for variable consideration and reserves for excess or obsolete inventories.

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

The Company’s financial instruments, in addition to those presented in Note 8, Long-term Debt, and Note 10, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. Management believes that the carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash in banks and investment instruments having maturities of three months or less from their acquisition date.

Accounts Receivable

The Company’s accounts receivable primarily arise from product sales. They are generally stated at the invoiced amount and do not bear interest. The accounts receivable from product sales represents receivables due from the Company’s SPs or SDs. The Company has had no historical write offs of its accounts receivable as of December 31, 2024 and 2023, and its payment terms are generally 30-65 days for EMPAVELI and 60-150 days for SYFOVRE. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2024 and December 31, 2023, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

The Company has an agreement (the “Factoring Agreement”) to sell certain trade accounts receivable to a third-party financial institution at a discount to the invoiced amount. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The Company accounts for the transfer of trade accounts receivable under the Factoring Agreement as a sale in accordance with ASC 860, Transfers and Servicing, because effective control and risk associated with the transferred accounts receivable is passed to the third-party. Accordingly, the Company derecognizes the sold trade accounts receivable from the consolidated balance sheets. Cash proceeds related to the accounts receivable sold are included in cash from operating activities in the consolidated statements of cash flows. Any discounts or fees incurred in connection with the sales are recorded within “Selling, general and administrative expenses" in the consolidated statements of operations and comprehensive loss. Pursuant to the Factoring Agreement, the Company performs certain collection and administrative functions for the receivable sold. The fair value of these administrative services is not material and therefore, the Company has not recorded any servicing assets or liabilities associated with the Factoring Agreement. See Note 3, Product Revenues, Accounts Receivable, and Reserves for Product Sales, for additional information.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, labor, overhead and freight. The Company performs an assessment of the recoverability of inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. Provisions for potentially obsolete or slow-moving inventory, are made based on the Company’s analysis of product dating, inventory levels, historical obsolescence and future sales forecasts. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive loss.

Inventory not expected to be sold within the Company’s normal operating cycle is classified as long-term inventory on the consolidated balance sheet.

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

Foreign Currency

The functional currency of each of the Company’s subsidiaries is its local currency, except for the wholly owned subsidiaries Apellis Europe B.V. and Apellis International GmbH where the functional currency is the U.S. dollar. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the respective periods. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity.

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

Selling, General and Administrative

Costs incurred in connection with selling, general and administrative activities are expensed as incurred. Selling, general and administrative expenses consist primarily of employee-related expenses including salaries, bonuses, benefits and share-based compensation, consulting and professional fees, marketing and advertising costs, medical affairs and regulatory costs associated with our commercial products, facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services. Marketing and advertising costs include marketing literature, promotional activities, conferences and seminars, branding and sponsorships.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred advertising costs of $83.3 million, $86.5 million, and $56.5 million, respectively.

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

The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company did not have any significant uncertain tax positions

Share-Based Compensation

The Company’s stock-based compensation program allows for grants of stock options and restricted stock units.

The Company measures stock-based compensation cost at the grant date based on the fair value of the option and restricted stock units and recognizes the expense related to awards on a straight-line basis over the requisite service period of the option, which is typically the vesting period. Forfeitures are recognized as they occur.

The Company estimates the fair value of each option using the Black-Scholes option pricing model that considers the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The Company uses the simplified method described in the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on the Company's historical volatility over a period commensurate with the option's expected term. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with the option's expected term.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its cash equivalents. The Company maintains its cash and cash equivalents with highly-rated, federally-insured financial institutions. At times, such amounts may exceed federally-insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

Billings to large specialty pharmacies and specialty distributors account for the majority of the Company’s accounts receivables, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. See Note 3, Product Revenues, Accounts Receivable, and Reserves for Product Sales for additional information.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average shares outstanding during the period. The issuance of common stock in connection with the pre-funded warrants are included in weighted-average shares outstanding and therefore, are included in the calculation of basic net loss per common share. For purposes of the diluted net loss per share calculation, convertible notes, common stock options and restricted stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Recent Accounting Pronouncements issued not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard is an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.

Recently adopted accounting pronouncements

In November 2023, the FASB issued an amendment to the accounting guidance on segment reporting. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The Company adopted the accounting guidance on segment reporting during the year ended December 31, 2024. See Note 17 Segment Information in the accompanying notes to the consolidated financial statements for further detail.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company received FDA approval for the sale of EMPAVELI in the United States in May 2021 and approval for the sale of SYFOVRE in the United States in February 2023. The Company’s product revenues, net of sales discounts and allowances and reserves as of December 31, 2024, 2023 and 2022 totaled $710.0 million, $366.3 million and $65.1 million. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects net product revenue by major source for the following periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Products:
EMPAVELI	$98,091	$91,033	$65,092
SYFOVRE	611,863	275,248	—
Total product revenue, net	$709,954	$366,281	$65,092

The Company’s accounts receivable balance of $264.9 million as of December 31, 2024 and $206.4 million as of December 31, 2023 primarily consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from its collaboration with Sobi. The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $45.1 million and $16.6 million as of December 31, 2024 and 2023. respectively. These amounts are included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2024.

The following table summarizes activity in each of the product revenue allowance and reserve categories as of December 31, 2024 (in thousands):

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2022	$164	$1,936	$251	$2,351
Provision related to sales in the current year	17,690	26,661	4,698	49,050
Adjustments related to prior period sales	(112)	(1,223)	(2,481)	(3,817)
Credits and payments made	(12,068)	(18,476)	(415)	(30,960)
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625
Provision related to sales in the current year	46,506	89,094	3,936	139,536
Adjustments related to prior period sales	1,461	(19)	(96)	1,346
Credits and payments made	(42,052)	(66,440)	(3,870)	(112,362)
Ending balance at December 31, 2024	$11,589	$31,533	$2,023	$45,145

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Year Ended December 31,
	2024	2023	2022
Customer A	13%	24%	99%
Customer C	19%	16%	—
Customer D	59%	54%	1%

	Percent of Product Sales Receivable
	As of December 31,
	2024	2023
Customer A	3%	4%
Customer C	29%	22%
Customer D	55%	66%

Factoring of accounts receivable and associated fees for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31,	December 31,	December 31,
	2024	2023	2022
Accounts receivable sold	$142,698	$—	$—
Less: factoring fees	(1,700)	—	—
Net cash proceeds	$140,998	$—	$—

The accounts receivable sold that remained outstanding as of December 31, 2024 and 2023 was $86.1 million and zero, respectively.

4. Inventory

The Company’s inventory of EMPAVELI and SYFOVRE consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Raw materials	$54,385	$32,724
Semi-finished goods	92,872	82,924
Finished goods	9,860	30,714
Total inventories	$157,117	$146,362

The Company's long-term inventory balance consists of raw materials and semi-finished goods that are not expected to be sold within the Company's normal operating cycle.

Inventory amounts written down as a result of excess, obsolete, unmarketability or other reasons are charged to cost of sales. For the years ended December 31, 2024 and 2023, the Company recognized write-downs of $19.0 million and $6.4 million, respectively.

5. Prepaid and Other Current Assets

Prepaid assets and other current assets consisted of the following as of December 31, 2024, and 2023 (in thousands):

	December 31,
	2024	2023
Down payments for inventory	$1,080	$16,296
Prepaid research and development	7,780	13,931
Other prepaid assets	9,508	8,593
Total prepaid assets	$18,368	$38,820

	December 31,
	2024	2023
Royalties receivable	$4,525	$3,054
Receivable from collaboration agreement (1)	2,272	15,000
Deposits and other current assets	4,847	4,354
Total other current assets	$11,644	$22,408
(1)
In January 2024 the Company waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the cold agglutinin disease (“CAD”) program. As the reimbursement was related to development costs under the Sobi collaboration agreement, this amount was recorded to research and development expense in the consolidated statements of operations for the period ended December 31, 2024.

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

From December 15, 2021 to the final annual payment due in December 2027, the development liability was accreted from its initial carrying amount to the total payment amount using the effective interest rate method over the remaining life of the SFJ agreement. The difference between the carrying amount and the total payment amount is presented as a discount to the development liability. The accretion is recorded as interest expense in the consolidated statement of operations and comprehensive loss.

In May 2024, the Company paid its remaining obligations under the SFJ agreement in full with $326.5 million of proceeds from the Sixth Street Financing Agreement (as defined below) (see Note 8). Upon such payment, SFJ released its security interest in the Company’s assets at that time. The Company concluded that the development liability was extinguished as of the payoff date, and the difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability in the consolidated statement of operations and comprehensive loss for the period ended December 31, 2024.

The following table summarizes the development liability (in thousands):

	December 31,
	2024	2023	Effective Interest Rate
Development liability	$—	$366,000	7.91%
Less: Unamortized discount to development liability	—	(50,353)
Less: Current portion of development liability, net of discount	—	(75,830)
Total long term development liability	$—	$239,817

For the years ended December 31, 2024, 2023 and 2022 interest expense of $8.9 million, $26.0 million and $26.9 million, respectively was recorded for the accretion of the development liability.

7. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accrued research and development	$22,782	$28,318
Accrued royalties	7,147	10,197
Accrued payroll liabilities	40,888	51,781
Product revenue reserves	45,145	16,625
Commercial costs	20,610	8,715
Other	3,612	12,170
Total accrued expenses	$140,184	$127,806

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

The conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2024.

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

After September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of December 31, 2024.

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

In January 2021, July 2021 and July 2022, the Company entered into separate, privately negotiated exchange agreements to modify the conversion terms with certain holders of its 2019 Convertible Notes and 2020 Convertible Notes. Under the terms of these exchange agreements, in January 2021, July 2021 and July 2022, the holders exchanged approximately $126.1 million of 2019 Convertible Notes, $201.1 million of 2019 Convertible Notes, and $98.1 million of 2020 Convertible Notes, respectively, in aggregate principal amount held by them for an aggregate of 3,906,869 shares, 5,992,217 shares and 3,027,018 shares, respectively, of common stock issued by the Company. The Company accounted for the exchange as an induced conversion based on the short period of time the conversion offer was open and the substantive conversion feature offer, which resulted in the expensing of the fair value of the shares that were issued in excess of the original terms of the Convertible Notes.

As of December 31, 2024 and 2023, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

The outstanding balance of the Convertible Notes as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Principal	93,897	93,897
Less: debt discount and issuance costs, net	$(556)	$(864)
Net carrying amount	93,341	93,033

The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization of debt issuance costs	309	297	459
Contractual interest expense	3,286	3,286	5,248
Total interest expense	$3,595	$3,583	$5,707

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

As of December 31, 2024, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

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

The outstanding balance of the Credit Facility as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Principal	$375,000	$—
Less: debt discount and issuance costs	(15,511)	—
Net carrying amount	$359,489	$—

The following table sets forth total interest expense recognized related to the Credit Facility as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Amortization of debt issuance costs	$1,250	$—
Contractual interest expense	26,082	—
Total interest expense	$27,332	$—

9. Leases

The underlying assets of the Company’s leases primarily relate to office space leases, but also include some equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As of December 31, 2024 and 2023, all leases were classified as operating leases. Additional information related to the operating leases is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Right-of-use assets	$16,083	$16,745
Operating lease liabilities	$16,954	$17,895
Weighted average remaining term in years	2.73	2.83
Weighted average discount rate used to measure outstanding lease liabilities	6.20%	7.20%

For the years ended December 31, 2024, 2023, and 2022, the total lease cost for operating leases was approximately $10.2 million, $7.0 million, and $6.2 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Operating cash flows from operating leases	$9,263	$7,939	$7,375
Operating lease assets obtained in exchange for lease obligations	—	2,700	—

The maturity of the Company’s operating lease liabilities as of December 31, 2024 are as follows (in thousands):

2025	$7,468
2026	7,076
2027	2,351
2028	559
2029 and thereafter	853
Total future minimum lease payments	18,307
Less imputed interest	(1,353)
Total operating lease liabilities	$16,954

10. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments that are measured at fair value measurement on a recurring basis as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$276,868	$—	$—	$276,868
Total Financial Assets		$276,868	$—	$—	$276,868

		December 31, 2023
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$276,391	$—	$—	$276,391
Total Financial Assets		$276,391	$—	$—	$276,391

The Company's Convertible Notes and development liability are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of December 31, 2024 and 2023. The fair value of the Convertible Notes was $102.3 million as of December 31, 2024 and $140.8 million as of December 31, 2023. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2024 and 2023.

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

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement. The Sobi collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances. For the period ended December 31, 2024 and 2023, the Company recognized revenue of $53.0 million and $15.3 million, respectively, for the supply of Licensed Products to Sobi, which is included in License and other revenue on the consolidated statements of operations and comprehensive loss income.

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

Under the Sobi collaboration agreement, as of December 31, 2024, 2023 and 2022, the Company recognized $18.4 million, $10.0 million and $3.0 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States.

As of December 31, 2024, the Company did not recognize any contra-research and development expense in the consolidated statement of operations and comprehensive loss related to the $80.0 million reimbursement commitment from Sobi. Since contract inception, the Company has recognized $65.0 million in contra-research and development expenses and waived the remaining $15.0 million in connection with the decision to discontinue the CAD program.

As of December 31, 2023, the Company recorded $15.0 million in other current assets, which represented the receivable for contra-research and development expenses incurred but not yet reimbursed from Sobi. In January 2024, the Company waived the remaining reimbursement payment of $15.0 million in connection with the decision to discontinue the CAD program.

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

As of December 31, 2024 and 2023 respectively, the Company has incurred royalty expense of $19.8 million and $8.9 million on sales of SYFOVRE, which is included in cost of sales on the consolidated statements of operations and comprehensive loss income.

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

As of December 31, 2024, 2023 and 2022, the Company has incurred royalty expense of $6.4 million, $4.8 million and $2.7 million, respectively, on sales of EMPAVELI and Aspaveli, which is included in cost of sales on the consolidated statements of operations and comprehensive loss.

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

12. Employee Retirement Plans

The Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. In 2024, 2023 and 2022, the Company recorded $5.1 million, $5.7 million, and $4.3 million respectively, for employer contributions made to the 401(k) Plan.

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

As of December 31, 2024, the Swiss Plan was underfunded by $1.6 million as the fair value of the plan assets of $16.7 million was less than the projected benefit obligation of $18.3 million. The accumulated benefit obligation at December 31, 2024 was $0.6 million. The Company’s net periodic benefit cost for the year ended December 31, 2024 was $1.2 million. The contributions to the Swiss Plan for the year ended December 31, 2024 were not material.

As of December 31, 2023, the Swiss Plan was underfunded by $2.2 million as the fair value of the plan assets of $16.2 million was less than the projected benefit obligation of $18.4 million. The accumulated benefit obligation at December 31, 2023 was $2.6 million. The Company’s net periodic benefit cost for the year ended December 31, 2023 was $0.9 million. The contributions to the Swiss Plan for the year ended December 31, 2023 were not material.

13. Income Taxes

The components of loss from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(22,701)	$(48,495)	$(82,815)
Foreign	(174,015)	(478,001)	(568,688)
Total	$(196,716)	$(526,496)	$(651,503)

Provision for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State and Local	474	1,869	520
Foreign	688	263	149
Total current income tax expense	1,162	2,132	669
Deferred income tax expense:
U.S. Federal	—	—	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total tax expense	$1,162	$2,132	$669

A reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate is summarized as follows (in thousands):

	Year Ended December
	2024		2023		2022
	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes	Amount	Percentage of income before income taxes
Statutory U.S. federal income tax	$(41,310)	21.0%	$(110,564)	21.0%	$(136,816)	21.0%
Foreign tax rate differential	16,791	(8.5)	42,100	(8.0)	50,219	(7.7)
State income taxes, net of federal benefit	(18,218)	9.3	(13,438)	2.6	9,051	(1.4)
Change in valuation allowances	11,106	(5.6)	119,592	(23.2)	94,668	(14.5)
Tax credits	(22,100)	11.2	(11,566)	2.2	(19,966)	3.0
GILTI Inclusion Income	59,627	(30.3)	—	—	—	—
Share Based Compensation	(8,688)	4.4	(26,881)	5.1	—	—
Change in state apportionment	—	—	—	—	(35)	—
Loss on debt conversion	—	—	—	—	6,626	(1.0)
Permanent and other	3,954	(2.1)	2,889	(0.1)	(3,078)	0.5
Effective income tax provision	$1,162	(0.6)	$2,132	(0.4)	$669	(0.1)

The Company’s effective income tax rate for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased primarily as a result of operations in state jurisdictions.

The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Intangible assets	$177,244	$160,281
Research and development capitalization	21,474	32,163
Share-based compensation	38,494	31,712
Net operating loss carryforwards	312,672	329,135
Research and development credits	81,340	67,667
Orphan drug credits	48,015	34,023
Development derivative liability	—	75,190
Convertible debt	1,021	5,582
Fixed Assets	194	18
Lease liability	3,026	2,888
Accruals	7,668	9,998
Deferred Interest Expense	1,974	—
Inventory Reserves	31,476	6,317
UNICAP	1,806	1,086
Total deferred tax assets	726,404	756,060
Deferred tax liabilities:
Fixed assets	—	—
Right-of-use asset	(2,821)	(2,672)
Total deferred tax liabilities	(2,821)	(2,672)
Net deferred tax assets before allowance:	723,583	753,388
Less valuation allowance	(723,583)	(753,388)
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $723.6 million and $753.4 million has been established at December 31, 2024 and 2023, respectively. The decrease in the valuation allowance of $29.8 million was primarily driven by the utilization of federal and foreign net operating losses and pay-down of the development liability with SFJ.

The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and development (R&D) expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company on January 1, 2022 and resulted in the capitalization of R&D costs of approximately $42.4 million and $42.3 million for tax year ending December 31, 2024 and 2023, respectively. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

On December 31, 2024, the Company had approximately $422.5 million, $621.8 million and $1,515.7 million of federal, state and foreign net operating loss carryforward, respectively. On December 31, 2023, the Company had approximately $494.1 million, $524.0 million and $1,663.3 million of federal, state and foreign net operating loss carryforward, respectively. The Company also had federal and state research and development tax credit carryforwards $107.8 million and $26.4 million, respectively of as of December 31, 2024. Federal net operating loss carryforward in the amount of $420.9 million may be carried forward indefinitely. The remaining federal and state net operating loss, research and development tax credit carryforwards begin to expire in 2025. The Company’s foreign net operating loss carryforwards will begin to expire in 2027.

Under the provisions of the Internal Revenue Code (“IRC”), the net operating loss (“NOL”), and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company may have experienced such ownership changes in the past and may experience ownership changes in the future, as a result of shifts in its stock ownership, some of which are outside the Company’s control. Such ownership changes could limit the amount of tax attributes that can be utilized annually to offset future tax liability.

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months. There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties on December 31, 2024 or 2023.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2021 through 2023 remain open and subject to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

14. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. Under these agreements, as of December 31, 2024, the Company is obligated to pay up to an aggregate of $45.7 million to these vendors. As a result of this termination, the Company incurred an expense of $6.4 million, which is included in cost of sales on the consolidated statements of operations and comprehensive loss. As the amount is not due until January 2026, it is included in other liabilities on the consolidated balance sheet as of December 31, 2024.

In addition, the Company has other non-cancelable purchase agreements as of December 31, 2024, under which it is obligated to pay up to an aggregate of $10.7 million to vendors.

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

On October 23, 2023, the Court appointed Ray Peleckas and Michigan Laborers’ Pension Fund together as Co-Lead Plaintiffs and assigned the action the caption In Apellis Pharmaceuticals, Inc. Securities Litigation, Case 1:23-cv-00834-MN. The Co-Lead Plaintiffs filed an amended complaint on February 8, 2024 (the “Amended Complaint”). The Amended Complaint is brought on behalf of a class of all persons and entities who purchased or otherwise acquired Apellis common stock between January 28, 2021 and July 28, 2023, inclusive, names the Company and Cedric Francois, our chief executive officer, as defendants, and makes similar allegations, asserts the same claims and seeks the same relief as the Complaint. On May 17, 2024, the United States District Court for the District of Delaware approved the motion to transfer to the United States District Court for the District of Massachusetts. The defendants moved to dismiss the Complaint on June 12, 2024, and the Court held oral argument on this motion for November 14, 2024. The Court has not yet ruled on this motion to dismiss.

On December 19, 2024, purported stockholder Patrick Campbell, and on December 30, 2024, purported stockholder Kenneth Olson filed putative stockholder derivative lawsuits in the United States District Court for the District of Massachusetts on behalf of the Company against the Company’s directors for breach of fiduciary duty, unjust enrichment, waste, and alleged violation of Section 14(a) of the Exchange Act related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption. The complaints seek monetary and punitive damages, and costs, including attorneys’ fees. On January 21, 2025, the cases were consolidated under the caption In re Apellis Pharmaceuticals, Inc. Derivative Litigation, No. 1:24-cv-13128-JEK. By the same order, the Court stayed the stockholder derivative litigation pending the Court’s ruling on the defendants’ motion to dismiss in the securities class action.

The Company’s businesses may also be subject at any time to other commercial disputes, product liability claims, personal injury claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including intellectual property infringement, employment or investor matters, and the Company expects that this will continue to be the case in the future.

For example, in August 2024, an individual filed a civil action against the Company in the United States District Court in the Northern District of Texas, alleging personal injury claims in connection with the use of SYFOVRE. We moved to dismiss this civil action in September 2024. The Court has not yet ruled on this motion to dismiss, as of the date of issuance of these consolidated financial statements.

The outcome of the matters described above cannot be predicted with certainty and therefore any loss is neither probable nor reasonably estimable. However, the Company intends to vigorously defend against these matters.

15. Equity Incentive Plans

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

In October 2017, the Company’s Board of Directors adopted, and its stockholders approved, the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective on November 8, 2017. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2017 plan is the sum of (i) 1,359,587 shares of common stock, plus (ii) an additional number of shares of common stock equal to the sum of (a) the number of shares of common stock reserved for issuance under the 2010 equity incentive plan that remained available for future issuance immediately prior to the effectiveness of the 2017 Plan, which was 299,568 shares, and (b) the number of shares of common stock subject to outstanding awards under the 2010 equity incentive plan upon effectiveness of the 2017 plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right plus (iii) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of 4,219,409 shares of common stock, 4.0% of the number of shares of common stock outstanding on the first day of the fiscal year and an amount determined by the board of directors. On January 1, 2024, the shares available for future issuance under the 2017 plan were increased by 4,219,409 shares pursuant to the annual increase described above. As of December 31, 2024, there were 9,726,725 shares available for future grants under the 2017 Plan. In January 2025, the shares available for future issuance under the 2017 plan were increased by an additional 4,219,409 shares.

Additionally, since 2019, the Company has granted equity awards as equity inducement awards material to entry into employment with the Company to certain newly hired employees outside of the Company’s existing plans in accordance with Nasdaq listing rule 5635(c)(4). In February 2020, the Board of Directors adopted the 2020 Inducement Stock Incentive Plan (the “2020 Plan”), which permitted the Company to grant equity awards to newly hired employees in accordance with Nasdaq listing rule 5635(c)(4). The aggregate number of shares reserved for issuance under the 2020 Plan was initially 750,000 shares. The Board of Directors amended the 2020 Plan to add 200,000 shares on January 1, 2024, which increased the total number of shares reserved for issuance to 1,950,000 shares as of January 1, 2024. As of December 31, 2024, there were 528,595 shares available for future grants under the 2020 Plan. No additional shares have been reserved under the 2020 Plan in 2025.

In October 2017, the Company’s board of directors adopted, and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“ESPP”), which became effective upon the IPO and provides participating employees with the opportunity to purchase up to an aggregate of 468,823 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 937,646 shares of common stock, (ii) 1.0% of the number of shares of common stock outstanding on the first day of the fiscal year and (iii) an amount determined by the board of directors. The board of directors initiated the first offering under ESPP in October 2019. On December 31, 2024, 410,940 shares of common stock remained available for issuance pursuant to the ESPP. No additional shares were reserved to the ESPP in 2024 or 2025.

The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31,
	2024	2023	2022
Shares reserved under 2017 Equity Incentive Plan	20,062	16,989	14,271
Shares reserved under 2017 Employee Stock Purchase Plan	411	553	665
Shares reserved under 2020 Inducement Stock Incentive Plan	1,627	1,638	1,857
Total	22,100	19,180	16,793

Total share-based compensation expense related to the various plans during the years ended was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$41,267	$45,644	$42,052
Selling, general and administrative	72,861	60,301	49,033
Total share-based compensation expense	$114,128	$105,945	$91,085

Stock Options—Options granted to employees vest over 48 months in installments of (i) 25% at the one-year anniversary and (ii) in either 36 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date (as defined) subject to the employee’s continuous service with the Company.

Under the Executive Separation Benefits and Retention Plan and by resolutions adopted by the Compensation Committee in October 2019, the stock options granted to the Company’s executives and employees will become fully vested upon the occurrence of a change in control, as defined in the Executive Separation Benefits and Retention Plan, if such executive or senior employee is terminated without cause or resigns for good reason within 12 months after such change in control.

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)	Per Share	(in years)	(in thousands)
Outstanding, December 31, 2023	8,664	$30.65	6.01	$253,933
Granted	685	64.54
Exercised	(1,080)	13.26
Forfeited	(221)	49.19
Outstanding, December 31, 2024	8,048	$35.36
Options exercisable, December 31, 2024	6,713	$31.39	4.79	$48,477
Expected to vest, December 31, 2024	1,335	$55.36	8.25	$—

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the fair value of the common stock.

During the years ended December 31, 2024, 2023 and 2022, the Company granted stock options to purchase an aggregate of 0.7 million, 0.8 million and 1.3 million shares of its common stock, respectively with weighted average grant date fair values of $42.61, $34.26 and $23.62, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 were $46.0 million, $181.0 million, and $44.8 million, respectively, calculated as the difference between the exercise price of the options and the fair value of the common stock on the respective date of exercise.

As of December 31, 2024, unrecognized compensation expense related to unvested options, was $37.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

The assumptions used in the Black-Scholes model to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.94 - 4.36%	3.50 - 4.01%	1.15 - 3.37%
Dividend yield	0%	0%	0%
Volatility	71.91 - 77.01%	68.4 - 71.0%	68.3 - 70.4%
Expected terms (years)	3.81 - 6.08	3.81 - 6.08	3.81 - 6.08

Restricted Stock Units— The fair value of RSU’s is estimated based upon the closing market price of the Company’s common stock on the date of grant. RSUs generally vest annually over a four-year period.

The following table summarizes the Company’s RSU's activity:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2023	4,301	$47.48
Granted	1,570	62.77
Vested	(1,419)	46.19
Forfeited	(491)	54.10
Unvested Balance at December 31, 2024	3,961	53.19

The fair value of restricted stock units vested during the year ended December 31, 2024, 2023 and 2022, respectively, were $65.5 million, $42.2 million and $15.3 million

As of December 31, 2024, there was approximately $145.9 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 2.4 years.

Employee Stock Purchase Plan— Eligible employees who elect to participate in an offering under the ESPP may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2024, a total of 141,941 shares of common stock were issued under the ESPP at average per share price of $31.77. During the year ended December 31, 2024, the Company recorded cash received from the issuance of stock to the ESPP of $4.5 million and recorded $2.0 million of stock-based compensation expense related to the ESPP.

16. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(197,878)	$(528,628)	$(652,172)
Denominator:
Weighted-average number of common shares used in net loss per common share - basic and diluted	123,905	118,678	106,114
Net loss per common share -- basic and diluted	$(1.60)	$(4.45)	$(6.15)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the if-converted-method and treasury stock method, as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Convertible notes	2,379	2,379	2,379
Common stock options	8,048	8,664	12,295
Restricted stock units	3,962	4,301	3,572
Total	14,389	15,344	18,246

17. Segment Information

The Company operates as a single operating segment, which is the development and commercialization of treatments across a broad range of diseases driven by complement. The Company defines its segment on the basis in which internally reported financial information is regularly reviewed by CODM to analyze financial performance, make decisions, and allocate resources. The Company’s CODM reviews consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The following table presents information about reported segment revenue, segment loss, and significant segment expenses as provided to the CODM with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenue	$781,367	$396,591	$75,422
Less:
Internal research and development costs	91,881	121,931	116,525
Internal selling, general and administrative costs	162,874	176,778	99,750
External commercial costs	229,991	230,166	103,229
External research and development costs	194,422	186,812	228,659
External general and administrative costs	35,327	33,570	25,151
Other segment items (1)	121,842	59,238	38,814
Share-based compensation expense	114,128	105,945	91,085
Interest income	(12,773)	(20,933)	(8,914)
Interest expense	40,391	29,581	32,626
Income tax expense	1,162	2,132	669
Net loss	$(197,878)	$(528,629)	$(652,172)

(1)
Other segment items include cost of sales, loss on conversion of debt, and other expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2024, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2024 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.

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

February 28, 2025

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Cedric Francois President and Chief Executive Officer	Termination 11/05/2024	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Jeffrey R Eisele Chief Development Officer	Termination 12/06/2024	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
Jeffrey R Eisele Chief Development Officer	Adoption 12/13/2024	Rule 10b5-1 trading arrangement	Sale	Until 12/31/2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 244,636 shares
Karen L Lewis Chief People Officer	Termination 12/27/2024	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
(1)
This trading plan related to 563,194 shares of our common stock and had a scheduled expiration date of 09/03/2025.
(2)
This trading plan related to 207,256 shares of our common stock and had a scheduled expiration date of 02/28/2025.
(3)
This trading plan related to 101,422 shares of our common stock and had a scheduled expiration date of 03/31/2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Delinquent Section 16(a) Reports,” and is incorporated in this Annual Report on Form 10-K by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	109
Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024:
Consolidated Balance Sheets as of December 31, 2024 and 2023	111
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	112
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2022 to December 31, 2024	113
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	114
Notes to Consolidated Financial Statements	116

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38276	2/28/2022	4.4
4.5	Form of Pre-Funded Warrant	8-K	001-38276	2/24/2023	4.1
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the	S-1/A	333-220941	10/13/2017	10.8

	University of Pennsylvania, as assigned to the Registrant
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program	10-K	001-38276	2/28/2022	10.11
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Development Funding Agreement, dated as of February 28, 2019, by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	5/7/2019	10.1
10.19	Amendment, dated as of June 7, 2019, to the Development Funding Agreement, dated as of February 28, 2019 by and between the Registrant and SFJ Pharmaceuticals XI, L.P.	10-Q	001-38276	7/31/2019	10.1
10.20	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.21	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.22+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.23	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.24	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.26
10.25	Sales Agreement, dated as of November 1, 2023 by and between Apellis Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	001-38276	11/01/2023	1.1
10.26††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2022	10.1
10.27	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.28+	Offer Letter, dated as of December 25, 2022, by and between the Registrant and Baumal Caroline	10-K	001-38276	2/27/2024	10.28

10.30+	Offer Letter, dated as of November 16, 2018, by and between the Registrant and Adam Townsend	10-K	001-38276	2/28/2022	10.30
10.31	Form of Exchange Agreement	8-K	001-38276	7/8/2021	10.1
10.32	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan	10-K	001-38276	2/21/2023	10.33
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche, LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Dodd-Frank Compensation Recovery Policy	10-K	001-38276	2/27/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: February 28, 2025	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2025
Timothy E. Sullivan

/s/ Jim Chopas	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Jim Chopas

/s/ Gerald Chan	Director	February 28, 2025
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 28, 2025
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 28, 2025
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 28, 2025
Stephanie M. O’Brien

/s/ Paul Fonteyne	Director	February 28, 2025
Paul Fonteyne

/s/ Keli Walbert	Director	February 28, 2025
Keli Walbert