Form 10-Q
period 2025-03-31
Apellis Pharmaceuticals, Inc.
filed 2025-05-07
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 125,682,260 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us. The Apellis, EMPAVELI, SYFOVRE and Apellis

Assist names and logos are our trademarks, trade names and service marks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$358,393	$411,290
Accounts receivable, net	235,246	264,926
Inventory	82,468	81,404
Prepaid assets	37,104	18,368
Restricted cash	1,434	1,322
Other current assets	13,073	11,644
Total current assets	727,718	788,954
Non-current assets:
Right-of-use assets	15,251	16,083
Property and equipment, net	2,514	2,952
Long-term inventory	60,652	75,713
Other assets	1,150	1,349
Total assets	$807,285	$885,051
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,287	$38,572
Accrued expenses	116,146	140,184
Current portion of lease liabilities	6,944	6,753
Total current liabilities	178,377	185,509
Long-term liabilities:
Long-term credit facility	360,001	359,489
Convertible senior notes	93,421	93,341
Lease liabilities	9,186	10,201
Other liabilities	2,084	7,972
Total liabilities	643,069	656,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2025 and December 31, 2024; 125,661 shares issued and outstanding at March 31, 2025, and 124,495 shares issued and outstanding at December 31, 2024	12	12
Additional paid-in capital	3,294,849	3,267,201
Accumulated other comprehensive loss	(3,054)	(3,308)
Accumulated deficit	(3,127,591)	(3,035,366)
Total stockholders’ equity	164,216	228,539
Total liabilities and stockholders’ equity	$807,285	$885,051

See accompanying notes to unaudited condensed consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$149,900	$163,075
Licensing and other revenue	16,897	9,250
Total revenue:	166,797	172,325
Operating expenses:
Cost of sales	34,360	20,209
Research and development	86,420	84,701
Selling, general and administrative	129,345	129,505
Total operating expenses:	250,125	234,415
Net operating loss	(83,328)	(62,090)
Interest income	2,658	3,303
Interest expense	(11,049)	(6,967)
Other expense, net	(165)	(499)
Net loss before taxes	(91,884)	(66,253)
Income tax expense	341	170
Net loss	$(92,225)	$(66,423)
Other comprehensive gain:
Foreign currency translation	254	17
Total other comprehensive income	254	17
Comprehensive loss, net of tax	$(91,971)	$(66,406)
Net loss per common share, basic and diluted	$(0.74)	$(0.54)
Weighted-average number of common shares used in net loss per common share, basic and diluted	125,453	122,957

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2025	124,495	$12	$3,267,201	$(3,308)	$(3,035,366)	$228,539
Issuance of common stock upon exercise of stock options	15	—	281	—	—	281
Vesting of restricted stock units, net of shares withheld for taxes	1,151	—	(7)	—	—	(7)
Share-based compensation expense	—	—	27,374	—	—	27,374
Net loss	—	—	—	—	(92,225)	(92,225)
Foreign currency translation	—	—	—	254	—	254
Balance at March 31, 2025	125,661	$12	$3,294,849	$(3,054)	$(3,127,591)	$164,216

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2024	119,556	$12	$3,035,539	$(3,542)	$(2,837,488)	$194,521
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	714	—	9,477	—	—	9,477
Vesting of restricted stock units, net of shares withheld for taxes	997	—	(28)	—	—	(28)
Share-based compensation expense	—	—	30,349	—	—	30,349
Net loss	—	—	—	—	(66,423)	(66,423)
Foreign currency translation	—	—	—	17	—	17
Balance at March 31, 2024	121,267	$12	$3,174,100	$(3,525)	$(2,903,911)	$266,676

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(92,225)	$(66,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	27,374	30,349
Depreciation expense	446	444
Amortization of discounts for credit facility	512	—
Amortization of discounts for convertible notes	79	76
Accretion of discount to development liability	—	6,066
Changes in operating assets and liabilities:
Accounts receivable	29,680	(61,415)
Inventory	13,997	(14,921)
Prepaid assets	(18,726)	(4,338)
Other current assets	(1,307)	10,697
Other assets	198	98
Right-of-use assets and lease liabilities	7	(116)
Accounts payable	16,711	(10,730)
Accrued expenses	(30,156)	(26,330)
Deferred revenue	—	3,560
Net cash used in operating activities	(53,410)	(132,983)
Investing Activities
Purchase of property and equipment	(8)	(293)
Net cash used in investing activities	(8)	(293)
Financing Activities
Proceeds from settlement of capped call	—	98,763
Proceeds from exercise of stock options	281	9,477
Payments of employee tax withholding related to equity-based compensation	(7)	(28)
Net cash provided by financing activities	274	108,212
Effect of exchange rate changes on cash, cash equivalents and restricted cash	359	(209)
Net decrease in cash, cash equivalents and restricted cash	(52,785)	(25,273)
Cash, cash equivalents and restricted cash at beginning of period	412,612	352,299
Cash, cash equivalents and restricted cash at end of period	$359,827	$327,026
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$358,393	$325,923
Restricted cash	1,434	1,103
Total cash, cash equivalents, and restricted cash	$359,827	$327,026
Supplemental Disclosures
Cash paid for interest	$11,092	$1,643
Cash paid for income taxes	$141	$—
Proceeds from income tax refunds net of income taxes paid	$—	$257

See accompanying notes to unaudited condensed consolidated financial statements.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to March 31, 2025, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $3.1 billion, primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities and expenses incurred in connection with product launches and commercialization costs.

As of May 7, 2025, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $358.4 million as of March 31, 2025 combined with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2025 (the “2024 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: accrued research and development expenses, reserves for variable consideration, share-based compensation expense and reserves for excess or obsolete inventories.

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in our 2024 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2024 Form 10-K.

Recent Accounting Pronouncements issued not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and subsequent amendments with ASU 2025-01, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our disclosures.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company’s product revenues recorded in the United States, net of sales discounts, allowances and reserves, for the three months ended March 31, 2025 and 2024 were $149.9 million and $163.1 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Products:
EMPAVELI	$19,726	$25,610
SYFOVRE	130,174	137,465
Total Product revenue, net	$149,900	$163,075

The Company’s accounts receivable balance of $235.2 million as of March 31, 2025 and $264.9 million as of December 31, 2024, consisted of EMPAVELI and SYFOVRE product sales receivable and licensing and other revenue receivables from our collaboration with Sobi. The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $38.9 million and $45.1 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2025 and 2024 (in thousands):

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2024	$11,589	$31,533	$2,023	$45,145
Provision related to sales in the current year	10,277	24,139	976	35,392
Adjustments related to prior period sales	439	(13)	(382)	44
Credits and payments made	(13,084)	(28,467)	(126)	(41,677)
Ending balance at March 31, 2025	$9,221	$27,192	$2,491	$38,904

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625
Provision related to sales in the current year	9,575	13,125	1,355	24,055
Adjustments related to prior period sales	146	(19)	(96)	31
Credits and payments made	(9,724)	(9,906)	(1,859)	(21,489)
Ending balance at March 31, 2024	$5,671	$12,098	$1,453	$19,222

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended March 31,
	2025	2024
Customer A	11%	15%
Customer C	18%	19%
Customer D	58%	59%

	Percent of Product Sales Receivable
	As of March 31,
	2025	2024
Customer A	4%	3%
Customer C	31%	21%
Customer D	49%	67%

Factoring of accounts receivable and associated fees for the period ended March 31, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Accounts receivable sold	$99,735	$—
Less: factoring fees	(1,212)	—
Net cash proceeds	$98,523	$—

The accounts receivable sold that remained outstanding as of March 31, 2025 and December 31, 2024 was $99.7 million and $86.1 million, respectively.

4. Inventory

The Company’s inventory consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$49,894	$54,385
Semi-finished goods	83,709	92,872
Finished goods	9,517	9,860
Total inventory	$143,120	$157,117

The Company's long-term inventory balance consists of raw materials and semi-finished goods that are not expected to be sold within the Company's normal operating cycle.

Inventory amounts written down as a result of excess, obsolete, unmarketability or other reasons are charged to cost of sales. The Company's reserve for excess and obsolete inventory was $23.4 million and $19.0 million as of March 31, 2025 and December 31, 2024, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Down payments for inventory	$11,362	$1,080
Prepaid research and development	9,607	7,780
Other prepaid expenses	16,135	9,508
Total prepaid assets	$37,104	$18,368

	March 31,	December 31,
	2025	2024
Royalties receivable	$6,090	$4,525
Receivable from collaboration agreement	3,041	2,272
Deposits and other current assets	3,942	4,847
Total other current assets	$13,073	$11,644

6. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development	$30,000	$22,782
Accrued royalties	6,007	7,147
Accrued payroll liabilities	19,626	40,888
Product revenue reserves	38,904	45,145
Commercial costs	17,778	20,610
Other	3,831	3,612
Total	$116,146	$140,184

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

The 2019 Convertible Notes and the 2020 Convertible Notes are referred to together as the "Convertible Notes". The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with their terms.

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

After September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of March 31, 2025.

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

As of March 31, 2025, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

The outstanding balance of the Convertible Notes as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(476)	(556)
Net carrying amount	$93,421	$93,341

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of debt issuance costs	$79	$76
Contractual interest expense	822	822
Total interest expense	$901	$898

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

As of March 31, 2025, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

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

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to 3-month Secured Overnight Financing Rate ("SOFR") (subject to 1.00% floor), plus 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. The Company used $326.5 million of the proceeds from the initial draw of the Credit Facility to buy out its remaining obligations to SFJ Pharmaceuticals Group ("SFJ").

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company have the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject to a prepayment premium. Repayments may be made after the first year of the loan and are subject to a prepayment premium up to 3% depending on timing.

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

The outstanding balance of the Credit Facility as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Principal	$375,000	$375,000
Less: debt discount and issuance costs	(14,999)	(15,511)
Net carrying amount	$360,001	$359,489

The following table sets forth total interest expense recognized related to the Credit Facility during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of debt issuance costs	$512	$—
Contractual interest expense	9,449	—
Total interest expense	$9,961	$—

8. Fair Value Measurements

The Company believes that the carrying amounts of remaining financial assets and liabilities, which include prepaid expenses, other current assets, accounts payable, and accrued expenses, approximates their fair values due to their short-term nature.

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		March 31, 2025
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$175,126	$—	$—	$175,126
Total Financial Assets		$175,126	$—	$—	$175,126

		December 31, 2024
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$276,868	$—	$—	$276,868
Total Financial Assets		$276,868	$—	$—	$276,868

The Company’s Convertible Notes are financial instrument that are reported in the condensed consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of March 31, 2025 and December 31, 2024. The fair value of the Convertible Notes was $104.5 million as of March 31, 2025 and $102.3 million as of December 31, 2024. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

9. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded $0.3 million and $0.2 million of income tax expense, respectively, primarily pertaining to state taxes.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2025 and December 31, 2024.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax positions for the period ended March 31, 2025. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

10. License and Collaboration Agreements

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

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement between the parties. The Sobi collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances. For the three months ended March 31, 2025 and

2024, the Company recognized revenues of $10.8 million and $4.8 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the condensed consolidated statements of operations and comprehensive loss.

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

Under the Sobi collaboration agreement, for the three months ended March 31, 2025 and 2024, the Company recognized $6.1 million and $4.5 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States.

The Company did not recognize any contra-research and development expense for the three months ended March 31, 2025 and 2024. The Company doesn't expect to recognize the additional contra-research and development expense under this agreement.

University of Pennsylvania License Agreements

Patent License Agreement with Penn (Non-ophthalmic Fields of Use)

The Company is party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

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

For the three months ended March 31, 2025 and 2024, the Company has incurred royalty expense of $1.6 million and $1.6 million, respectively on sales of EMPAVELI and Aspaveli which is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

Amended and Restated Patent License Agreement with Penn (Ophthalmic Field of Use)

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

For the three months ended March 31, 2025 and 2024, the Company has incurred royalty expense of $4.2 million and $4.5 million, respectively on sales of SYFOVRE, which is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

11. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. Under these agreements, as of March 31, 2025, the Company is obligated to pay up to $86.8 million to these vendors. As a result of the termination of the minimum purchase obligation with NOF, the Company incurred an expense of $6.4 million, which was included in cost of sales on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. As this amount is due in January 2026, it is included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2025 and included in other liabilities on the condensed consolidated balance sheet as December 31, 2024.

In addition, the Company has other non-cancelable purchase agreements as of March 31, 2025, under which it is obligated to pay up to $12.2 million to vendors.

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

On October 2, 2023, the defendants moved to transfer the action to the United States District Court for the District of Massachusetts. On March 17, 2025, the Court granted the defendants' motion to dismiss the amended complaint with prejudice and without leave to amend. On April 16, 2025, the plaintiffs filed an appeal to the United States Court of Appeals for the First Circuit.

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

12. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	As of March 31,
	2025	2024
Numerator:
Net loss	$(92,225)	$(66,423)
Denominator:
Weighted-average number of common shares used in net loss per common share - basic and diluted	125,452,525	122,956,835
Net loss per common share - basic and diluted	$(0.74)	$(0.54)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	As of March 31,
	2025	2024
Convertible notes	2,379	2,379
Stock options to purchase common stock	7,923	8,576
Unvested restricted stock units	4,672	4,587
Shares expected to be purchased under employee stock purchase plan	120	75
Total	15,094	15,617

13. Segment Information

The Company operates as a single operating segment, which is the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. The Company defines its segment on the basis in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The CODM is the chief executive officer (“CEO”). The Company’s CODM reviews consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The following table presents information about reported segment revenue, segment loss, and significant segment expenses as provided to the CODM with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Revenue	$166,797	$172,325
Less:
Internal research and development costs	22,950	19,724
Internal selling, general and administrative costs	46,668	46,339
External commercial costs	56,993	58,672
External research and development costs	51,720	50,992
External general and administrative costs	10,060	8,129
Other segment items (1)	34,525	20,709
Share-based compensation expense	27,374	30,349
Interest income	(2,658)	(3,303)
Interest expense	11,049	6,967
Income tax expense	341	170
Net loss	$(92,225)	$(66,423)

(1) Other segment items include cost of sales, and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025, which we refer to as the 2024 Annual Report on Form 10-K

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. We believe this approach has the potential to effectively control diseases with high unmet need that are driven by excessive complement activation. We currently have two marketed drugs that target C3, the central protein in the complement cascade: SYFOVRE (pegcetacoplan injection), approved by the U.S. Food and Drug Administration, or FDA, in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA; and EMPAVELI (pegcetacoplan), approved by the FDA in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH.

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan, we intend to focus our commercialization efforts in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. We launched SYFOVRE in the United States in March 2023. For the three months ended March 31, 2025 and 2024, we generated $130.2 million and $137.5 million, respectively, in U.S. net product revenue from sales of SYFOVRE. We are also developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We plan to initiate a Phase 2 multi-dose trial in patients with GA in the second quarter of 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI, and our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the three months ended March 31, 2025 and 2024, we generated $19.7 million and $25.6 million, respectively, in U.S. net product revenue from sales of EMPAVELI for PNH and received $6.1 million and $4.5 million, respectively, in royalties from our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi. We have commercialization rights for systemic pegcetacoplan in the United States.

The next indications we are pursuing with EMPAVELI are C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or IC-MPGN, which together affect an estimated 5,000 people in the United States. We submitted a supplemental new drug application, or sNDA, to the FDA in early 2025, following the positive results from the Phase 3 VALIANT trial investigating systemic pegcetacoplan in adolescent and adult patients with naive and post-transplant recurrence C3G and IC-MPGN that we reported in August 2024. The VALIANT study demonstrated positive effects on the three key markers of disease at six months. Results from the VALIANT study showed a 68% reduction in proteinuria in C3G and IC-MPGN patients compared to placebo (p < 0.0001), the primary endpoint, pegcetacoplan-treated patients achieved stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a substantial proportion of patients achieved a reduction in C3c staining intensity (nominal p<0.0001). Data also demonstrated favorable safety and tolerability results, consistent with pegcetacoplan’s established profile. Results were consistent across all subgroups, including disease type, age, and transplant status. The FDA accepted and granted Priority Review designation of the EMPAVELI sNDA in April 2025 with a PDUFA date of July 28,

2025. Additionally, in February 2025, Sobi received validation for its indication extension application for C3G and IC-MPGN from the European Medicines Agency, or EMA.

We plan to initiate two registrational clinical trials with EMPAVELI in the second half of 2025 for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and delayed graft function, or DGF. FSGS and DGF are both rare, severe nephrology conditions with no approved therapies in which complement overactivation plays a significant role.

Finally, we are developing new product candidates to further advance our pipeline. Through our collaboration with Beam Therapeutics, Inc., or Beam, we have commenced pre-clinical studies for a treatment targeting the neonatal Fc receptor, or FcRn, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing. We are also developing other programs with our proprietary in-house capabilities.

To date, we have financed our operations primarily through $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $407.6 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock. Our non-dilutive financing activities, which include the Sixth Street Financing Agreement (as defined below), the repayment of our remaining obligations to SFJ and the partial unwinding of our capped call transactions, increased the amount of cash available to us through 2025 by approximately $270.0 million, with the potential for us to access additional short-term liquidity through a second draw of $100.0 million under the Credit Facility (as defined below).

We have incurred significant annual net operating losses in every year since our inception and we expect to continue to incur net operating losses for at least this year. Our net losses were $92.2 million and $66.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $3.1 billion.

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

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. We used the majority of the proceeds of the draw at closing to buy out our remaining obligations to SFJ, in the amount of approximately $326.5 million.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of March 31, 2025.

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

The conditional conversion feature of the Convertible Notes was not triggered as of March 31, 2025 and as of December 31, 2024.

As of March 31, 2025, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to product revenue, inventory and accrued research and development expenses, which we described in our 2024 Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our 2024 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2025 and 2024 (in thousands, except percentages)

	For the Three Months Ended March 31,		Change	Change
	2025	2024	$	%
Revenue:
Product revenue, net	$149,900	$163,075	$(13,175)	(8%)
Licensing and other revenue	16,897	9,250	7,647	83%
Total revenue:	166,797	172,325	(5,528)	(3%)
Operating expenses:
Cost of sales	34,360	20,209	14,151	70%
Research and development	86,420	84,701	1,719	2%
Selling, general and administrative	129,345	129,505	(160)	(—%)
Total operating expenses:	250,125	234,415	15,710	7%
Net operating loss	(83,328)	(62,090)	(21,238)	34%
Interest income	2,658	3,303	(645)	(20%)
Interest expense	(11,049)	(6,967)	(4,082)	59%
Other expense, net	(165)	(499)	334	(67%)
Net loss before taxes	(91,884)	(66,253)	(25,631)	39%
Income tax expense	341	170	171	101%
Net loss	$(92,225)	$(66,423)	$(25,802)	39%

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI and SYFOVRE sales in the United States. We recognized $149.9 million and $163.1 million of net product revenue for the three months ended March 31, 2025 and 2024, respectively. The net product revenue of $149.9 million for the three months ended March 31, 2025, consists of $19.7 million in net product revenue from sales of EMPAVELI and $130.2 million in net product revenue from sales of SYFOVRE. The net product revenue of $163.1 million for the three months ended March 31, 2024, consists of $25.6 million in net product revenue from sales of EMPAVELI and $137.5 million in net product revenue from sales of SYFOVRE. The decrease in net product revenue for SYFOVRE was primarily driven by increased rebates. The decrease in net product revenue for EMPAVELI was related to increased competitive pressure from the availability of oral products.

Licensing and Other Revenue

Licensing and other revenue of $16.9 million for the three months ended March 31, 2025 consisted of $10.8 million in revenue from product supplied to Sobi and $6.1 million in royalty revenue from Sobi. Licensing and other revenue of $9.3 million for the three months ended March 31, 2024 consisted of $4.8 million in revenue from product supplied to Sobi and $4.5 million in royalty revenue from Sobi.

Cost of Sales

Cost of sales was $34.4 million for the three months ended March 31, 2025 and $20.2 million for the three months ended March 31, 2024. The increase in cost of sales was primarily driven by an $8.1 million increase due to higher volumes of product supplied to Sobi and a $4.5 million increase in expenses incurred related to excess, obsolete or scrapped inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This did not materially impact cost of sales for the three months ended March 31, 2025 and 2024. This resulted in inventory being sold during the three months ended March 31, 2025 and 2024 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this may continue to impact the cost of sales as the remaining pre-FDA approval inventory is sold to customers. As of

March 31, 2025 and December 31, 2024, the remaining pre-FDA approved inventory was $19.2 million and $19.5 million, respectively, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	For the Three Months Ended March 31,		Change	Change
	2025	2024	$	%
Program-specific external costs:
PNH	$2,194	$4,397	$(2,203)	(50%)
IC-MPGN & C3G	7,611	9,230	(1,619)	(18%)
HSCT-TMA	744	564	180	32%
GA	15,673	9,975	5,698	57%
Other development and discovery programs (1)	23,067	26,516	(3,449)	(13%)
Total program-specific costs	49,289	50,682	(1,393)	(3%)
Unallocated external costs
Non-program specific external costs	2,431	312	2,119	679%
Total unallocated external costs	2,431	312	2,119	679%
Unallocated internal costs
Compensation and related personnel costs	33,459	32,546	913	3%
Other expenses	1,241	1,161	80	7%
Total unallocated internal costs	34,700	33,707	993	3%
Total research and development costs	$86,420	$84,701	$1,719	2%

(1) Includes discontinued clinical activities related to the ALS and CAD programs, amounting to $0.8 million and $16.6 million for the three months ended March 31, 2025 and 2024, respectively.

Research and development expenses increased by $1.7 million to $86.4 million for the three months ended March 31, 2025 from $84.7 million for the three months ended March 31, 2024, an increase of 2%. The increase in research and development expenses was primarily attributable to an increase of $2.1 million in non-program specific external costs, and an increase of $0.9 million in compensation and related personnel costs. The increases were partially offset by a $1.4 million decrease in program-specific external costs.

The decrease in our program-specific external costs of $1.4 million was driven by a $2.2 million decrease in PNH costs due to lower costs incurred relating to clinical activities, a $1.6 million decrease in IC-MPGN & C3G costs due to lower cost related to the VALIANT study, and a $3.4 million decrease in other development and discovery costs primarily due to our previously announced discontinued clinical activities related to our ALS and CAD programs which was partially offset by an increase in other discovery program costs of $12.3 million. These decreases were partially offset by an increase of $5.7 million in GA costs associated with the development of new product candidates to further advance our pipeline. The increase in compensation and related personnel costs was driven by an increase of $2.4 million in salaries and benefits, which was partially offset by a $1.5 million decrease in stock compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.2 million to $129.3 million for the three months ended March 31, 2025, from $129.5 million for the three months ended March 31, 2024. The decrease was primarily attributable to a decrease of $0.8 million in office expenses, a decrease of $0.3 million in travel expenses, a decrease of $0.7 million in professional and consulting fees and a decrease of $0.2 million in personnel related costs, which were partially offset by an increase of $1.2 million in factoring fees and an increase of $0.5 million in insurance expenses. The decrease in personnel related costs of $0.2 million consisted of a $1.6 million decrease in in share-based compensation expense partially offset by a $0.7 million increase recruiting expenses and a $0.7 million increase in salaries and benefits.

Interest Income

Interest income was $2.7 million for the three months ended March 31, 2025, a decrease of $0.6 million, compared to $3.3 million for the three months ended March 31, 2024. The decrease in interest income was primarily attributable to decreased investments and a decline in money market rates during the three months ended March 31, 2025.

Interest Expense

Interest expense was $11.0 million for the three months ended March 31, 2025 and $7.0 million for the three months ended March 31, 2024. The increase is primarily due to the interest incurred under the Credit Facility.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended March 31, 2025, an increase of $0.1 million, compared to $0.2 million for the three months ended March 31, 2024. The increase primarily relates to an increase in state taxes.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $407.6 million in payments and royalties from Sobi pursuant to our collaboration agreement, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of the capped call transactions in March 2024, as well as from the proceeds of our operations.

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

In August 2024, the Company entered into an agreement (the "Factoring Agreement") to sell certain accounts receivable to a third-party financial institution at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The accounts receivable sold that remained outstanding as of March 31, 2025 and December 31, 2024 was $99.7 million and $86.1 million, respectively.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the three months ended March 31, 2025.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million. As of March 31, 2025, pre-funded warrants to purchase 80,965 shares of our common stock were still outstanding.

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2024 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of March 31, 2025 the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(53,410)	$(132,983)
Net cash used in investing activities	(8)	(293)
Net cash provided by financing activities	274	108,212
Effect of exchange rate changes on cash, cash equivalents and restricted cash	359	(209)
Net decrease in cash, cash equivalents and restricted cash	$(52,785)	$(25,273)

Net Cash Used in Operating Activities

Net cash used in operating activities was $53.4 million for the three months ended March 31, 2025 and consisted primarily of a net loss of $92.2 million adjusted for $28.4 million of non-cash items, including share-based compensation expense of $27.4 million and depreciation expense of $0.4 million. Further, it included a net decrease in operating assets and liabilities of $10.4 million, which was driven by a decrease in accounts receivable of $29.7 million, a decrease in inventory of $14.0 million, an increase in prepaid assets of $18.8 million, an increase in other current assets of $1.3 million, an increase in accounts payable of $16.7 million, and a decrease in accrued expenses of $30.2 million. The change in accounts receivable was primarily driven by the derecognition of certain accounts receivable under our Factoring Agreement.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2025 and consisted primarily of proceeds from the exercise of stock options.

Net cash provided by financing activities was $108.2 million during the three months ended March 31, 2024 and consisted primarily of proceeds from the settlement of capped call unwind transactions of $98.8 million and $9.5 million of proceeds from the exercise of stock options.

Funding Requirements

We expect to continue to incur expenses to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH and SYFOVRE for GA. In addition, we expect to continue to incur expenses as we prioritize the ongoing development of systemic pegcetacoplan and focus our research initiatives on high potential opportunities.

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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2024 Annual Report on Form 10-K. See Note 11 Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for a discussion of obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $358.4 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and cash equivalents, and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2024 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Cedric Francois President and Chief Executive Officer	Adoption 3/10/2025	Rule 10b5-1 trading arrangement	Sale	Until 7/31/2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 358,090 shares
Tim Sullivan Chief Financial Officer and Treasurer	Adoption 3/03/2025	Rule 10b5-1 trading arrangement	Sale	Until 6/01/2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 150,229 shares
David Watson General Counsel	Adoption 3/03/2025	Rule 10b5-1 trading arrangement	Sale	Until 2/27/2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 49,716 shares

Item 6. Exhibits.

Exhibit Number	Description

10.1††*	Separation Agreement, dated February 21, 2025, by and between Adam Townsend and the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

†† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: May 7, 2025	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: May 7, 2025	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)