Form 10-Q
period 2025-06-30
Apellis Pharmaceuticals, Inc.
filed 2025-07-31
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 24, 2025, the registrant had 126,289,910 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to systemic pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, and C3 glomerulopathy (C3G) and primary immune complex membranoproliferative glomerulonephritis (IC-MPGN) in patients 12 years of age and older. References to Aspaveli refer to pegcetacoplan in the context of the commercially available product outside the United States for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months, in each case, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for which we received approval from the United States Food and Drug Administration in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$370,036	$411,290
Accounts receivable, net	214,131	264,926
Inventory	121,000	81,404
Prepaid assets	29,171	18,368
Restricted cash	1,430	1,322
Other current assets	19,842	11,644
Total current assets	755,610	788,954
Non-current assets:
Right-of-use assets	14,637	16,083
Property and equipment, net	2,117	2,952
Long-term inventory	48,128	75,713
Other assets	898	1,349
Total assets	$821,390	$885,051
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,241	$38,572
Accrued expenses	138,999	140,184
Current portion of lease liabilities	7,419	6,753
Total current liabilities	200,659	185,509
Long-term liabilities:
Long-term credit facility	360,535	359,489
Convertible senior notes	93,500	93,341
Lease liabilities	8,313	10,201
Other liabilities	2,078	7,972
Total liabilities	665,085	656,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at June 30, 2025 and December 31, 2024; 126,187 shares issued and outstanding at June 30, 2025, and 124,495 shares issued and outstanding at December 31, 2024	12	12
Additional paid-in capital	3,328,604	3,267,201
Accumulated other comprehensive loss	(2,569)	(3,308)
Accumulated deficit	(3,169,742)	(3,035,366)
Total stockholders’ equity	156,305	228,539
Total liabilities and stockholders’ equity	$821,390	$885,051

See accompanying notes to unaudited condensed consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$171,387	$179,136	$321,287	$342,211
Licensing and other revenue	7,107	20,549	24,004	29,798
Total revenue:	178,494	199,685	345,291	372,009
Operating expenses:
Cost of sales	13,626	23,100	47,986	43,309
Research and development	67,015	77,947	153,435	162,647
Selling, general and administrative	131,139	128,081	260,484	257,587
Total operating expenses:	211,780	229,128	461,905	463,543
Net operating loss	(33,286)	(29,443)	(116,614)	(91,534)
Loss on extinguishment of development liability	—	(1,949)	—	(1,949)
Interest income	2,607	3,184	5,265	6,488
Interest expense	(11,152)	(9,359)	(22,201)	(16,326)
Other income/(expense), net	146	24	(19)	(475)
Net loss before taxes	(41,685)	(37,543)	(133,569)	(103,796)
Income tax expense	466	114	807	284
Net loss	$(42,151)	$(37,657)	$(134,376)	$(104,080)
Other comprehensive gain:
Foreign currency translation	485	163	739	180
Total other comprehensive income	485	163	739	180
Comprehensive loss, net of tax	$(41,666)	$(37,494)	$(133,637)	$(103,900)
Net loss per common share, basic and diluted	$(0.33)	$(0.30)	$(1.07)	$(0.84)
Weighted-average number of common shares used in net loss per common share, basic and diluted	126,024	123,904	125,740	123,430

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2025	124,495	$12	$3,267,201	$(3,308)	$(3,035,366)	$228,539
Issuance of common stock upon exercise of stock options	15	—	281	—	—	281
Vesting of restricted stock units, net of shares withheld for taxes	1,151	—	(7)	—	—	(7)
Share-based compensation expense	—	—	27,374	—	—	27,374
Net loss	—	—	—	—	(92,225)	(92,225)
Foreign currency translation	—	—	—	254	—	254
Balance at March 31, 2025	125,661	$12	$3,294,849	$(3,054)	$(3,127,591)	$164,216
Issuance of common stock upon exercise of stock options	310	—	4,367	—	—	4,367
Vesting of restricted stock units, net of shares withheld for taxes	82	—	—	—	—	—
Share-based compensation expense	—	—	27,197	—	—	27,197
Issuance of common stock under employee stock purchase plan	134	—	2,191	—	—	2,191
Net loss	—	—	—	—	(42,151)	(42,151)
Foreign currency translation	—	—	—	485		485
Balance at June 30, 2025	126,187	$12	$3,328,604	$(2,569)	$(3,169,742)	$156,305

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Continued from previous page)

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2024	119,556	$12	$3,035,539	$(3,542)	$(2,837,488)	$194,521
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	714	—	9,477	—	—	9,477
Vesting of restricted stock units, net of shares withheld for taxes	997	—	(28)	—	—	(28)
Share-based compensation expense	—	—	30,349	—	—	30,349
Net loss	—	—	—	—	(66,423)	(66,423)
Foreign currency translation	—	—	—	17	—	17
Balance at March 31, 2024	121,267	$12	$3,174,100	$(3,525)	$(2,903,911)	$266,676
Issuance of common stock upon exercise of stock options	233	—	1,962	—	—	1,962
Vesting of restricted stock units, net of shares withheld for taxes	102	—	—	—	—	—
Share-based compensation expense	—	—	29,990	—	—	29,990
Issuance of common stock under employee stock purchase plan	85	—	3,193	—	—	3,193
Net loss	—	—	—	—	(37,657)	(37,657)
Foreign currency translation	—	—	—	163	—	163
Balance at June 30, 2024	121,687	$12	$3,209,245	$(3,362)	$(2,941,568)	$264,327

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(134,376)	$(104,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	54,571	60,339
Loss on extinguishment of development liability	—	1,949
Depreciation expense	892	893
Amortization of discounts for credit facility	1,046	161
Amortization of discounts for convertible notes	159	153
Accretion of discount to development liability	—	8,936
Changes in operating assets and liabilities:
Accounts receivable	50,798	(97,990)
Inventory	(12,011)	(29,431)
Prepaid assets	(10,773)	9,832
Other current assets	(8,145)	10,039
Other assets	259	(306)
Right-of-use assets and lease liabilities	222	(171)
Accounts payable	15,666	759
Accrued expenses	(7,273)	(4,308)
Deferred revenue	—	1,903
Net cash used in operating activities	(48,965)	(141,322)
Investing Activities
Purchase of property and equipment	(57)	(383)
Net cash used in investing activities	(57)	(383)
Financing Activities
Proceeds from credit facility	—	365,454
Payment of issuance cost for credit facility	—	(1,589)
Repayment of development liability	—	(326,533)
Proceeds from settlement of capped call	—	98,763
Proceeds from exercise of stock options	4,648	11,439
Proceeds from issuance of common stock under employee stock purchase plan	2,191	3,193
Payments of employee tax withholding related to equity-based compensation	(7)	(28)
Net cash provided by financing activities	6,832	150,699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,044	133
Net (decrease)/ increase in cash, cash equivalents and restricted cash	(41,146)	9,127
Cash, cash equivalents and restricted cash at beginning of period	412,612	352,299
Cash, cash equivalents and restricted cash at end of period	$371,466	$361,426
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$370,036	$360,087
Restricted cash	1,430	1,339
Total cash, cash equivalents, and restricted cash	$371,466	$361,426
Supplemental Disclosures
Cash paid for interest	$11,092	$6,949
Cash paid for income taxes	$807	$—
Proceeds from income tax refunds net of income taxes paid	$—	$119

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

The Company’s operations since inception have included organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), C3 glomerulopathy (“C3G”) and primary immune complex membranoproliferative glomerulonephritis (“IC-MPGN”), and commercializing SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to June 30, 2025, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $3.2 billion primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities and expenses incurred in connection with product launches and commercialization costs.

As of July 31, 2025, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $370.0 million as of June 30, 2025 and recent proceeds received from the Sobi Royalty Buy-Down Agreement of $275.0 million (further described in Note 14), combined with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE, will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

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

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company’s product revenues recorded in the United States, net of sales discounts, allowances and reserves, for the three months ended June 30, 2025 and 2024 were $171.4 million and $179.1 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The Company’s product revenues recorded in the United States, net of sales discounts, allowances and reserves, for the six months ended June 30, 2025 and 2024 were $321.3 million and $342.2 million, respectively. The Company’s product revenues consist of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Products:
EMPAVELI	$20,762	$24,512	$40,488	$50,122
SYFOVRE	150,625	154,624	280,799	292,089
Total Product revenue, net	$171,387	$179,136	$321,287	$342,211

The Company’s accounts receivable balance of $214.1 million as of June 30, 2025 and $264.9 million as of December 31, 2024, consisted of EMPAVELI and SYFOVRE product sales receivable. The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $44.5 million and $45.1 million as of June 30, 2025 and December 31, 2024, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and six months ended June 30, 2025 (in thousands):

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2024	$11,589	$31,533	$2,023	$45,145
Provision related to sales in the current period	10,277	24,139	976	35,392
Adjustments related to prior period sales	439	(13)	(382)	44
Credits and payments made	(13,084)	(28,467)	(126)	(41,677)
Ending balance at March 31, 2025	$9,221	$27,192	$2,491	$38,904
Provision related to sales in the current period	12,138	30,823	1,083	44,044
Adjustments related to prior period sales	(66)	185	852	971
Credits and payments made	(10,833)	(27,623)	(941)	(39,397)
Ending balance at June 30, 2025	$10,460	$30,577	$3,485	$44,522

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and six months ended June 30, 2024 (in thousands):

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625
Provision related to sales in the current period	9,575	13,125	1,355	24,055
Adjustments related to prior period sales	146	(19)	(96)	31
Credits and payments made	(9,724)	(9,906)	(1,859)	(21,489)
Ending balance at March 31, 2024	$5,671	$12,098	$1,453	$19,222
Provision related to sales in the current period	10,025	17,777	1,039	28,841
Adjustments related to prior period sales	(131)	354	(983)	(760)
Credits and payments made	(9,635)	(14,640)	(326)	(24,601)
Ending balance at June 30, 2024	$5,930	$15,589	$1,183	$22,702

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	11%	13%	11%	14%
Customer C	17%	19%	18%	19%
Customer D	62%	58%	60%	58%

	Percent of Product Sales Receivable
	As of June 30,
	2025	2024
Customer A	3%	2%
Customer C	28%	20%
Customer D	54%	67%

Factoring of accounts receivable and associated fees for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Accounts receivable sold	$99,712	$—	$199,448	$—
Less: factoring fees	(1,222)	—	(2,433)	—
Net cash proceeds	$98,490	$—	$197,015	$—

Accounts receivable sold that remained outstanding as of June 30, 2025 and December 31, 2024 totaled $99.7 million and $86.1 million, respectively.

4. Inventory

The Company’s inventory consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$56,431	$54,385
Semi-finished goods	101,181	92,872
Finished goods	11,516	9,860
Total inventory	$169,128	$157,117

The Company's long-term inventory balance consists of raw materials as of June 30, 2025, and raw materials and semi-finished goods as of December 31, 2024, that are not expected to be sold within the Company's normal operating cycle.

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company's reserve for excess and obsolete inventory was $20.4 million and $19.0 million as of June 30, 2025 and December 31, 2024, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Down payments for inventory	$237	$1,080
Prepaid research and development	15,465	7,780
Other prepaid expenses	13,469	9,508
Total prepaid assets	$29,171	$18,368

	June 30,	December 31,
	2025	2024
Royalties receivable	$5,922	$4,525
Receivable from collaboration agreement	9,174	2,272
Deposits and other current assets	4,746	4,847
Total other current assets	$19,842	$11,644

6. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development	$30,434	$22,782
Accrued royalties	6,774	7,147
Accrued payroll liabilities	26,469	40,888
Accrued goods received not invoiced	5,271	638
Product revenue reserves	44,522	45,145
Commercial costs	19,981	20,610
Other	5,548	2,974
Total accrued expenses	$138,999	$140,184

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

After September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of June 30, 2025.

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

The conditional conversion feature of the Convertible Notes was not triggered as of June 30, 2025 and as of December 31, 2024.

As of June 30, 2025, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

The outstanding balance of the Convertible Notes as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(397)	(556)
Net carrying amount	$93,500	$93,341

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$80	$77	$159	$153
Contractual interest expense	822	822	1,643	1,643
Total interest expense	$902	$899	$1,802	$1,796

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

As of June 30, 2025, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

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

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company has the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject to a prepayment premium. Repayments may be made after the first year of the loan and are subject to a prepayment premium up to 3% depending on timing.

On July 1, 2025, the lenders under the Sixth Street Financing Agreement with Sixth Street and the guarantors and lenders party thereto, have consented to the Royalty Agreement as further described in Note 14, and, in connection with that consent, the Company has agreed to extend by one year from the closing date of the Royalty Agreement, the periods in which certain prepayment premiums would be owing upon any applicable prepayments of the indebtedness under the Credit Facility provided for under the Sixth Street Financing Agreement.

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

The outstanding balance of the Credit Facility as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Principal	$375,000	$375,000
Less: debt discount and issuance costs	(14,465)	(15,511)
Net carrying amount	$360,535	$359,489

The following table sets forth total interest expense recognized related to the Credit Facility during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$534	$161	$1,046	$161
Contractual interest expense	9,526	5,306	18,975	5,306
Total interest expense	$10,060	$5,467	$20,021	$5,467

8. Fair Value Measurements

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and not remeasured on a recurring basis (in thousands):

		June 30, 2025
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$175,646	$—	$—	$175,646
Total Financial Assets		$175,646	$—	$—	$175,646

		December 31, 2024
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$276,868	$—	$—	$276,868
Total Financial Assets		$276,868	$—	$—	$276,868

The Company’s Convertible Notes are financial instruments that are reported in the condensed consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of June 30, 2025 and December 31, 2024. The fair value of the Convertible Notes was $93.7 million as of June 30, 2025 and $102.3 million as of December 31, 2024. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The Company believes that the carrying amounts of remaining financial assets and liabilities, which include other current assets, accounts payable, and accrued expenses, approximates their fair values due to their short-term nature.

9. Income Taxes

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2025 and December 31, 2024.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax positions for the period ended June 30, 2025. Our policy is to review and update unrecognized tax positions as facts and circumstances change.

On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

The Company recorded $0.5 million and $0.8 million of income tax expense for the three and six months ended June 30, 2025, and $0.1 million and $0.3 million of income tax expense for the three and six months ended June 30, 2024, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s state and foreign tax jurisdictions.

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

Under the Sobi collaboration agreement, the Company and Sobi agreed to collaborate to develop Licensed Products for certain indications, including PNH, C3G, IC-MPGN and HSCT-TMA (collectively the “Initial Indications”), and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights. In July 2025, the Company and Sobi have decided to discontinue development of systemic pegcetacoplan for Transplant-associated Thrombotic Microangiopathy (TA-TMA) (inclusive of HSCT-TMA) following completion of the Phase 2 study and a strategic assessment of the TA-TMA market landscape.

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

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement between the parties. The Sobi collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances. For the three and six months ended June 30, 2025 the Company recognized revenues of $1.2 million and $12.0 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2024 the Company recognized revenues of $16.1 million and $20.9 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the condensed consolidated statements of operations and comprehensive loss.

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

Under the Sobi collaboration agreement, for the three and six months ended June 30, 2025, the Company recognized $5.9 million and $12.0 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States. For the three and six months ended June 30, 2024, the Company recognized $4.4 million and $8.9 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States.

The Company did not recognize any contra-research and development expense for the three and six months ended June 30, 2025 and 2024. The Company doesn't expect to recognize the additional contra-research and development expense under this agreement.

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

In January 2021, the Company paid $25.0 million for a sublicense fee owed to Penn related to the Sobi collaboration agreement and another licensing transaction. In August 2021, the Company paid $1.0 million to Penn upon the achievement of a development milestone, net of a credit for the annual license maintenance payment. In June 2022, the Company paid an additional $5.0 million to Penn for a sublicense fee related to the Sobi collaboration agreement. In January 2023, the Company paid $1.0 million to Penn upon the achievement of a sales milestone for EMPAVELI in 2022. In January 2024, the Company paid $0.5 million for a sublicense fee owed to Penn related to Sobi obtaining regulatory approval in Japan. Additionally, in January 2024, the Company paid $1.5 million as a result of the achievement of a sales milestone for EMPAVELI and Aspaveli.

For the three and six months ended June 30, 2025, the Company incurred royalty expense of $1.7 million and $3.3 million, respectively, on sales of EMPAVELI and Aspaveli which is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, the Company incurred royalty expense of $1.6 million and $3.1 million, respectively, on sales of EMPAVELI and Aspaveli which is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

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

For the three and six months ended June 30, 2025, the Company incurred royalty expense of $4.9 million and $9.2 million, respectively, on sales of SYFOVRE, which is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, the Company incurred royalty expense of $5.0 million and $9.5 million, respectively, on sales of SYFOVRE, which is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

11. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. Under these agreements, as of June 30, 2025, the Company is obligated to pay up to $91.8 million to these vendors. As a result of the termination of the minimum purchase obligation with NOF, the Company incurred an expense of $6.4 million, which was included in cost of sales on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. As this amount is due in January 2026, it is included in accounts payable on the condensed consolidated balance sheet as of June 30, 2025 and included in other liabilities on the condensed consolidated balance sheet as December 31, 2024.

In addition, the Company has other non-cancelable purchase agreements as of June 30, 2025, under which it is obligated to pay up to $11.2 million to vendors.

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

The Company’s businesses may also be subject at any time to commercial disputes, product liability claims, personal injury claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including intellectual property infringement, employment or investor matters, and the Company expects that this will continue to be the case in the future.

12. Net Loss per Common Share

The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(42,151)	$(37,657)	$(134,376)	$(104,080)
Denominator:
Weighted-average number of common shares used in net loss per common share - basic and diluted	126,024	123,904	125,740	123,430
Net loss per common share - basic and diluted	$(0.33)	$(0.30)	$(1.07)	$(0.84)

Shares outstanding presented below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	As of June 30,
	2025	2024
Convertible notes	2,379	2,379
Stock options to purchase common stock	9,338	8,299
Unvested restricted stock units	4,876	4,381
Shares expected to be purchased under employee stock purchase plan	112	67
Total	16,705	15,126

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

The following table presents information about reported segment revenue, segment loss, and significant segment expenses as provided to the CODM with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$178,494	$199,685	$345,291	$372,009
Less:
Internal research and development costs	21,692	21,143	44,642	40,867
Internal selling, general and administrative costs	43,527	43,788	90,194	90,128
External commercial costs	60,081	59,207	117,074	117,879
External research and development costs	33,871	43,163	85,590	94,154
External general and administrative costs	11,787	8,738	21,846	16,867
Other segment items (1)	13,479	25,024	48,007	45,733
Share-based compensation expense	27,197	29,990	54,571	60,339
Interest income	(2,607)	(3,184)	(5,265)	(6,488)
Interest expense	11,152	9,359	22,201	16,326
Income tax expense	466	114	807	284
Net loss	$(42,151)	$(37,657)	$(134,376)	$(104,080)

(1) Other segment items include cost of sales and other expenses.

14. Subsequent Events

On July 1, 2025 (the “Closing Date”), Apellis Pharmaceuticals, Inc. and its subsidiaries Apellis International GmbH and APL DEL Holdings, LLC (collectively, the “Company”) entered into a Royalty Buy-Down Agreement (the “Royalty Agreement”) with Sobi.

Under the Royalty Agreement, Sobi agreed to pay the Company an upfront payment of $275.0 million within five business days after the Closing Date, and up to an aggregate of $25.0 million upon the European Medicines Agency ("EMA") approval of Aspaveli for C3G and IC-MPGN (collectively, the "purchase price"), and the Company agreed to reduce Sobi’s royalty payment obligations under the Sobi collaboration agreement (see Note 10), by 90%, effective as of the Closing Date. This royalty reduction is subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the purchase price. If a cap is met, Sobi’s royalty payment obligations under the Collaboration Agreement will revert to 100%.

The lenders under the Sixth Street Financing Agreement with Sixth Street Lending Partners and the guarantors and lenders party thereto, have consented to the Royalty Agreement, and, in connection with that consent, the Company has agreed to extend by one year from the Closing Date, the periods in which certain prepayment premiums would be owing upon any applicable prepayments of the indebtedness under the Credit Facility provided for under the Sixth Street Financing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025, which we refer to as the 2024 Annual Report on Form 10-K.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. We believe this approach has the potential to effectively control diseases with high unmet need that are driven by excessive complement activation. We currently have two marketed drugs that target C3, the central protein in the complement cascade: SYFOVRE (pegcetacoplan injection), approved by the U.S. Food and Drug Administration, or FDA, in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA; and EMPAVELI (pegcetacoplan), approved by the FDA in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH and in July 2025 for the treatment of C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or IC-MPGN.

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan, we intend to focus our commercialization efforts in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. We launched SYFOVRE in the United States in March 2023. For the three months ended June 30, 2025, and 2024 we generated $150.6 million and $154.6 million, respectively, in U.S. net product revenue from sales of SYFOVRE. For the six months ended June 30, 2025 and 2024 we generated 280.8 million and $292.1 million, respectively, in U.S. net product revenue from sales of SYFOVRE. We are also developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We initiated a Phase 2 multi-dose trial in patients with GA in June 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI. For the three months ended June 30, 2025 and 2024 we generated $20.8 million and $24.5 million, respectively, in U.S. net product revenue from sales of EMPAVELI for PNH. For the six months ended June 30, 2025 and 2024 we generated $40.5 million and $50.1 million, respectively, in U.S. net product revenue from sales of EMPAVELI for PNH. Following the FDA’s approval of EMPAVELI for the treatment of C3G and IC-MPGN on July 28, 2025, we intend to commercialize EMPAVELI for C3G and IC-MPGN, two nephrological conditions, which together, affect an estimated 5,000 people in the United States. This approval was based on data from the VALIANT study, which demonstrated positive effects on the three key markers of disease at six months, including a 68% reduction in proteinuria in C3G and IC-MPGN patients compared to placebo (p < 0.0001), the primary endpoint; stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a reduction in C3c staining intensity (nominal p<0.0001) in a substantial proportion of patients. Data also demonstrated favorable safety and tolerability results, consistent with pegcetacoplan’s established profile. Results were consistent across all subgroups, including disease type, age, and transplant status.

Our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the three months ended June 30, 2025 and 2024, we received $5.9 million and $4.4 million, respectively, in royalties from our collaboration partner, Sobi, which has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the six months ended June 30, 2025 and 2024, we received $12.0 million and $8.9 million, respectively, in royalties from Sobi. On July 1, 2025, we entered into a Royalty Buy-Down Agreement (the "Royalty

Agreement") with Sobi under which Sobi paid us an upfront payment of $275.0 million, and agreed to pay up to an aggregate of $25.0 million upon the European Medicines Agency ("EMA") approval of Aspaveli for C3G and IC-MPGN (collectively, the "purchase price"), and we agreed to reduce Sobi’s royalty payment obligations under the Collaboration Agreement by 90%, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the purchase price. If a cap is met, Sobi’s royalty payment obligations under the Collaboration Agreement will revert to 100%.

We plan to initiate two pivotal clinical trials with EMPAVELI in the second half of 2025 for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and delayed graft function, or DGF. FSGS and DGF are both rare, severe nephrology conditions with no approved therapies in which complement overactivation plays a significant role.

Finally, we are developing new product candidates to further advance our pipeline. Through our collaboration with Beam Therapeutics, Inc., or Beam, we have commenced preclinical studies for a treatment targeting the neonatal Fc receptor, or FcRn, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing. We are also developing other programs outside of gene editing leveraging our proprietary in-house capabilities.

To date, we have financed our operations primarily through $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $413.5 million in payments and royalties from Sobi pursuant to our collaboration agreement, $275.0 million from the royalty monetization, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

We have incurred significant annual net operating losses in every year since our inception, and excluding the Sobi Royalty Agreement, we expect to continue to incur net operating losses for at least this year. Our net losses were $42.2 million and $37.7 million for the three months ended June 30, 2025 and 2024, respectively, and $134.4 million and $104.1 million for six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $3.2 billion.

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

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

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

On July 1, 2025, the lenders under the Sixth Street Financing Agreement with Sixth Street and the guarantors and lenders party thereto, have consented to the Royalty Agreement with Sobi, and, in connection with that consent, we agreed to extend by one year from the closing date of the Royalty Agreement, the periods in which certain prepayment premiums would be owing upon any applicable prepayments of the indebtedness under the Credit Facility provided for under the Sixth Street Financing Agreement.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of June 30, 2025.

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

The conditional conversion feature of the Convertible Notes was not triggered as of June 30, 2025 and as of December 31, 2024.

As of June 30, 2025, we held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

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

The European Commission approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe, which we received in April 2022. Up until June 30, 2025, we were also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. On July 1, 2025, we and certain of our subsidiaries entered into the Royalty Agreement, in which we agreed to reduce Sobi’s royalty payment obligations under the Collaboration Agreement by 90%, effective as of July 1, 2025, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x the amounts paid by Sobi to us under the Royalty Agreement. If a cap is met, Sobi’s royalty payment obligations under the Collaboration Agreement will revert to 100%. We remain responsible for our license fee obligations (including royalty obligations) to the University of Pennsylvania.

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

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of EMPAVELI and SYFOVRE, product supplied to Sobi, and royalties owed to our licensor for such sales and certain period costs.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program-by-program basis from inception.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of costs associated with the commercialization of approved products and general and administrative costs to support operations, including salaries, bonuses, benefits and share-based compensation. Selling expenses include product marketing, sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include corporate support functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and associated external costs to support those functions. Other significant costs include commercialization costs associated with medical affairs, drug safety and pharmacovigilance, quality and regulatory, costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services. Marketing and advertising costs include marketing literature, promotional activities, conferences and seminars, branding and sponsorships.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024 (in thousands, except percentages)

	For the Three Months Ended June 30,		Change	Change
	2025	2024	$	%
Revenue:
Product revenue, net	$171,387	$179,136	$(7,749)	(4%)
Licensing and other revenue	7,107	20,549	(13,442)	(65%)
Total revenue:	178,494	199,685	(21,191)	(11%)
Operating expenses:
Cost of sales	13,626	23,100	(9,474)	(41%)
Research and development	67,015	77,947	(10,932)	(14%)
Selling, general and administrative	131,139	128,081	3,058	2%
Total operating expenses:	211,780	229,128	(17,348)	(8%)
Net operating loss	(33,286)	(29,443)	(3,843)	13%
Loss on extinguishment of development liability	—	(1,949)	1,949	(100%)
Interest income	2,607	3,184	(577)	(18%)
Interest expense	(11,152)	(9,359)	(1,793)	19%
Other income, net	146	24	122	508%
Net loss before taxes	(41,685)	(37,543)	(4,142)	11%
Income tax expense	466	114	352	309%
Net loss	$(42,151)	$(37,657)	$(4,494)	12%

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI and SYFOVRE sales in the United States. We recognized $171.4 million and $179.1 million of net product revenue for the three months ended June 30, 2025 and 2024, respectively. The net product revenue of $171.4 million for the three months ended June 30, 2025, consists of $20.8 million in net product revenue from sales of EMPAVELI and $150.6 million in net product revenue from sales of SYFOVRE. The net product revenue of $179.1 million for the three months ended June 30, 2024, consists of $24.5 million in net product revenue from sales of EMPAVELI and $154.6 million in net product revenue from sales of SYFOVRE. The decrease in net product revenue for SYFOVRE was primarily driven by increased rebates, partially offset by an increase in volume. The decrease in net product revenue for EMPAVELI was related to increased competitive pressure from the availability of oral products.

Licensing and Other Revenue

Licensing and other revenue of $7.1 million for the three months ended June 30, 2025 consisted of $1.2 million in revenue from product supplied to Sobi and $5.9 million in royalty revenue from Sobi. Licensing and other revenue of $20.5 million for the three months ended June 30, 2024 consisted of $16.1 million in revenue from product supplied to Sobi and $4.4 million in royalty revenue from Sobi. The decrease in licensing and other revenue was primarily driven by a $14.9 million decrease in product supplied to Sobi, which was partially offset by an increase in royalty revenue of $1.5 million.

Cost of Sales

Cost of sales was $13.6 million for the three months ended June 30, 2025 and $23.1 million for the three months ended June 30, 2024. The decrease in cost of sales was primarily driven by a $10.2 million decrease due to lower volumes of product supplied to Sobi and a $3.3 million decrease in expenses incurred related to excess, obsolete or scrapped inventory. The decreases were partially offset by a $2.0 million increase due to higher volume from commercial sales and product provided under our patient assistance programs and a $1.8 million increase due to costs incurred in connection with cancellable purchase commitments.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the three months ended June 30, 2025 and 2024 for which a portion of the costs had previously been expensed prior to FDA approval. This did not materially impact cost of sales for the three months ended June 30, 2025 and 2024. We expect this may continue to impact the cost of sales and research and development expense as we continue to sell to customers or use the remaining pre-FDA approved inventory in preclinical or clinical studies. As of June 30, 2025 and December 31, 2024, the remaining pre-FDA approved inventory was $18.9 million and $19.5 million, respectively, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

(In thousands)	For the Three Months Ended June 30,		Change	Change
	2025	2024	$	%
Program-specific external costs:
PNH	$854	$5,431	$(4,577)	(84%)
IC-MPGN & C3G	6,003	9,487	(3,484)	(37%)
HSCT-TMA	494	471	23	5%
GA	13,875	11,216	2,659	24%
Other development and discovery programs (1)	12,039	14,777	(2,738)	(19%)
Total program-specific costs	33,265	41,382	(8,117)	(20%)
Unallocated external costs
Non-program specific external costs	606	1,781	(1,175)	(66%)
Total unallocated external costs	606	1,781	(1,175)	(66%)
Unallocated internal costs
Compensation and related personnel costs	31,796	33,287	(1,491)	(4%)
Other expenses	1,348	1,497	(149)	(10%)
Total unallocated internal costs	33,144	34,784	(1,640)	(5%)
Total research and development costs	$67,015	$77,947	$(10,932)	(14%)

(1) Includes discontinued clinical activities related to the ALS and CAD programs, amounting to $0.2 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively.

Research and development expenses decreased by $10.9 million to $67.0 million for the three months ended June 30, 2025 from $77.9 million for the three months ended June 30, 2024, a decrease of 14%. The decrease in research and development expenses was primarily attributable to an $8.1 million decrease in program specific external costs, a $1.2 million decrease in non-program specific external costs, a $1.5 million decrease in compensation and related personnel costs and a $0.1 million decrease in other expenses.

The decrease in our program-specific external costs of $8.1 million was driven by a $4.6 million decrease in PNH costs due to lower costs incurred relating to clinical activities, a $3.5 million decrease in IC-MPGN & C3G costs due to lower costs related to the VALIANT study, and a $2.7 million decrease in other development and discovery costs primarily due to our previously announced discontinuation of the ALS and CAD programs. These decreases were partially offset by an increase of $2.7 million in GA costs associated with the product lifecycle development.

The decrease in compensation and related personnel costs was driven by a decrease of $1.8 million in share-based compensation expense, which was partially offset by an increase of $0.3 million in salaries and benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.1 million to $131.1 million for the three months ended June 30, 2025, from $128.1 million for the three months ended June 30, 2024, an increase of 2%. The increase was primarily attributable to an increase of $0.6 million in office expenses, an increase of $0.5 million in travel expenses, an increase of $1.6 million in professional and consulting fees, an increase of $1.2 million in factoring fees and an increase of $0.4 million in insurance expenses, which were partially offset by a decrease of $1.5 million in personnel costs. The decrease in personnel related costs of $1.5 million consisted of a $1.1 million decrease in share-based compensation expense and a $0.4 million decrease in salaries and benefits.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of June 30, 2024.

Interest Income

Interest income was $2.6 million for the three months ended June 30, 2025, a decrease of $0.6 million compared to $3.2 million for the three months ended June 30, 2024. The decrease in interest income was primarily attributable to decreased investments during the three months ended June 30, 2025.

Interest Expense

Interest expense was $11.2 million for the three months ended June 30, 2025, an increase of $1.8 million, compared to $9.4 million for the three months ended June 30, 2024. The increase is primarily due to the interest incurred under the Credit Facility, partially offset by the extinguishment of the development liability in May 2024.

Income Tax Expense

Income tax expense was $0.5 million for the three months ended June 30, 2025, an increase of $0.4 million, compared to $0.1 million for the three months ended June 30, 2024. The increase primarily pertained to an increase in state taxes.

Six Months Ended June 30, 2025 and 2024 (in thousands, except percentages)

	For the Six Months Ended June 30,		Change	Change
	2025	2024	$	%
Revenue:
Product revenue, net	$321,287	$342,211	$(20,924)	(6%)
Licensing and other revenue	24,004	29,798	(5,794)	(19%)
Total revenue:	345,291	372,009	(26,718)	(7%)
Operating expenses:
Cost of sales	47,986	43,309	4,677	11%
Research and development	153,435	162,647	(9,212)	(6%)
Selling, general and administrative	260,484	257,587	2,897	1%
Total operating expenses:	461,905	463,543	(1,638)	—%)
Net operating loss	(116,614)	(91,534)	(25,080)	27%
Loss on extinguishment of development liability	—	(1,949)	1,949	(100%)
Interest income	5,265	6,488	(1,223)	(19%)
Interest expense	(22,201)	(16,326)	(5,875)	36%
Other expense, net	(19)	(475)	456	(96%)
Net loss before taxes	(133,569)	(103,796)	(29,773)	29%
Income tax expense	807	284	523	184%
Net loss	$(134,376)	$(104,080)	$(30,296)	29%

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI and SYFOVRE sales in the United States. We recognized $321.3 million and $342.2 million of net product revenue for the six months ended June 30, 2025 and 2024, respectively. The net product revenue of $321.3 million for the six months ended June 30, 2025, consisted of $40.5 million in net product revenue from sales of EMPAVELI and $280.8 million in net product revenue from sales of SYFOVRE. The net product revenue of $342.2 million for the six months ended June 30, 2024, consisted of $50.1 million in net product revenue from sales of EMPAVELI and $292.1 million in net product revenue from sales of SYFOVRE. The decrease in net product revenue for SYFOVRE was primarily driven by increased rebates, partially offset by an increase in volume. The decrease in net product revenue for EMPAVELI was related to increased competitive pressure from the availability of oral products.

Licensing and Other Revenue

Licensing and other revenue of $24.0 million during the six months ended June 30, 2025 consisted of $12.0 million in revenue for product supplied to Sobi and $12.0 million in royalty revenue from Sobi. Licensing and other revenue of $29.8 million during the six months ended June 30, 2024 consisted of $20.9 million in revenue for product supplied to Sobi and $8.9 million in royalty revenue from Sobi. The decrease in licensing and other revenue was primarily driven by an $8.9 million decrease due to the timing of Sobi purchases of product, partially offset by a $3.1 million increase in royalty revenue as a result of increased Sobi sales.

Cost of Sales

Cost of sales was $48.0 million for the six months ended June 30, 2025 and $43.3 million for the six months ended June 30, 2024. The increase in cost of sales was primarily driven by an increase of $3.0 million due to higher volumes from commercial sales and product provided under our patient assistance programs, a $2.7 million increase in expenses incurred in connection with cancellable purchase commitments and a $1.2 million increase in expenses incurred related to excess, obsolete or scrapped inventory. The increases were partially offset by a decrease of $2.2 million due to lower volume of product supplied to Sobi.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the six months ended June 30, 2025 and 2024 for which a portion of the costs had previously been expensed prior to FDA approval. This did not materially impact cost of sales for the six months ended June 30, 2025 and 2024. We expect this may continue to impact the cost of sales and research and development expense as we continue to sell to customers or use the remaining pre-FDA approved inventory in preclinical or clinical studies. As of June 30, 2025 and December 31, 2024, the remaining pre-FDA approved inventory was $18.9 million and $19.5 million, respectively, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	For the Six Months Ended June 30,		Change	Change
	2025	2024	$	%
Program-specific external costs:
PNH	$3,047	$9,828	$(6,781)	(69%)
IC-MPGN & C3G	13,614	18,717	(5,103)	(27%)
HSCT-TMA	1,237	1,035	202	20%
GA	29,548	21,191	8,357	39%
Other development and discovery programs (1)	35,107	41,295	(6,188)	(15%)
Total program-specific costs	82,553	92,066	(9,513)	(10%)
Unallocated external costs
Non-program specific external costs	3,037	2,092	945	45%
Total unallocated external costs	3,037	2,092	945	45%
Unallocated internal costs
Compensation and related personnel costs	65,255	65,834	(579)	(1%)
Other expenses	2,590	2,655	(65)	(2%)
Total unallocated internal costs	67,845	68,489	(644)	(1%)
Total research and development costs	$153,435	$162,647	$(9,212)	(6%)

(1) Includes discontinued clinical activities related to the ALS and CAD programs, amounting to $1.0 million and $18.3 million for the six months ended June 30, 2025 and 2024, respectively.

Research and development expenses decreased by $9.2 million to $153.4 million for the six months ended June 30, 2025 from $162.6 million for the six months ended June 30, 2024, a decrease of 6%. The decrease in research and development expenses was primarily attributable to a $9.5 million decrease in program specific external costs and a $0.6 million decrease in compensation and related personnel costs. The decreases were partially offset by a $0.9 million increase in non-program specific external costs.

The decrease in our program-specific external costs of $9.5 million was driven by a $6.8 million decrease in PNH costs due to lower costs incurred relating to clinical activities, a $5.1 million decrease in IC-MPGN & C3G costs due to lower costs related to the VALIANT study, and a $6.2 million decrease in other development and discovery costs primarily due to our previously announced discontinuation of the ALS and CAD programs, which was partially offset by an increase in other discovery program costs of $11.1 million. These decreases were partially offset by an increase of $8.4 million in GA costs associated with the product lifecycle development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.9 million to $260.5 million for the six months ended June 30, 2025, from $257.6 million for the six months ended June 30, 2024, an increase of 1%. The increase was primarily attributable to an increase of $0.8 million in professional and consulting fees, an increase of $0.2 million in travel expenses, an increase of $1.0 million in insurance expenses and an increase of $2.4 million in factoring fees, which were partially offset by a decrease of $1.3 million in personnel related costs and a decrease of $0.2 million in office costs. The decrease in personnel related costs of $1.3 million consisted of $2.4 million decrease related to share-based compensation expense associated with the grant of stock options and restricted stock units to employees, partially offset by an increase of $0.8 million in recruiting expenses and an increase of $0.3 million in salaries and benefits.

Loss on extinguishment of development liability

We paid our remaining obligations under the SFJ agreement in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of June 30, 2024.

Interest Income

Interest income was $5.3 million for the six months ended June 30, 2025, a decrease of $1.2 million compared to $6.5 million for the six months ended June 30, 2024. The decrease in interest income was primarily attributable to decreased investments during the six months ended June 30, 2025.

Interest Expense

Interest expense was $22.2 million for the six months ended June 30, 2025, an increase of $5.9 million compared to $16.3 million for the six months ended June 30, 2024. The increase is primarily due to the interest incurred under the Credit Facility, partially offset by the extinguishment of the development liability in May 2024.

Income Tax Expense

Income tax expense was $0.8 million for the six months ended June 30, 2025, an increase of $0.5 million, compared to $0.3 million for the six months ended June 30, 2024. The increase primarily pertained to an increase in state taxes.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $413.5 million in payments and royalties from Sobi pursuant to our collaboration agreement, $275.0 million from the royalty monetization, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of the capped call transactions in March 2024, as well as from the proceeds of our operations.

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

In August 2024, the Company entered into an agreement (the "Factoring Agreement") to sell certain accounts receivable to a third-party financial institution at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The accounts receivable sold that remained outstanding as of June 30, 2025 and December 31, 2024 was $99.7 million and $86.1 million, respectively.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the six months ended June 30, 2025.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million. As of June 30, 2025, pre-funded warrants to purchase 80,965 shares of our common stock were still outstanding.

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2024 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of June 30, 2025, the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(48,965)	$(141,322)
Net cash used in investing activities	(57)	(383)
Net cash provided by financing activities	6,832	150,699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,044	133
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(41,146)	$9,127

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.0 million for the six months ended June 30, 2025 and consisted primarily of a net loss of $134.4 million adjusted for $56.7 million of non-cash items, including share-based compensation expense of $54.6 million, depreciation expense of $0.9 million and amortization of discounts for credit facility of $1.0 million. Further, it included a net decrease in operating assets and liabilities of $28.7 million, which was driven by a decrease in accounts receivable of $50.8 million, an increase in inventory of $12.0 million, an increase in prepaid assets of $10.8 million, an increase in other current assets of $8.1 million, an increase in accounts payable of $15.7 million, and a decrease in accrued expenses of $7.3 million. The change in accounts receivable was primarily driven by the derecognition of certain accounts receivable under our Factoring Agreement.

Net cash used in operating activities was $141.3 million for six months ended June 30, 2024 and consisted primarily of a net loss of $104.1 million adjusted for $72.4 million of non-cash items, including share-based compensation expense of $60.3 million, depreciation expense of $0.9 million, loss on extinguishment of development liability of $1.9 million and accretion of discount to the development liability of $8.9 million. Further, it included a net increase in operating assets and liabilities of $109.7 million, which was driven by an increases in accounts receivable of $98.0 million, an increase in inventory of $29.4 million, a decrease in prepaid assets of $9.8 million, a decrease in other current assets of $10.0 million, an increase in accounts payable of $0.8 million, a decrease in accrued expenses of $4.3 million, and an increase in deferred revenue of $1.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.8 million during the six months ended June 30, 2025 and consisted primarily of proceeds from the exercise of stock options and proceeds from the employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2025, we had cash and cash equivalents of $370.0 million, inclusive of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and cash equivalents, and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Tim Sullivan Chief Financial Officer and Treasurer	Adoption 6/09/2025	Rule 10b5-1 trading arrangement	Sale	Until 9/30/2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 122,729 shares

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: July 31, 2025	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: July 31, 2025	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)