Form 10-Q
period 2025-09-30
Apellis Pharmaceuticals, Inc.
filed 2025-10-30
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, the registrant had 126,525,218 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$479,171	$411,290
Accounts receivable, net	345,538	264,926
Inventory	122,819	81,404
Prepaid assets	31,560	18,368
Restricted cash	1,430	1,322
Other current assets	10,158	11,644
Total current assets	990,676	788,954
Non-current assets:
Right-of-use assets	19,720	16,083
Property and equipment, net	1,927	2,952
Long-term inventory	40,909	75,713
Other assets	5,491	1,349
Total assets	$1,058,723	$885,051
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,602	$38,572
Accrued expenses	140,322	140,184
Convertible senior notes	93,581	—
Current portion of lease liabilities	7,022	6,753
Total current liabilities	279,527	185,509
Long-term liabilities:
Long-term credit facility	361,091	359,489
Convertible senior notes	—	93,341
Lease liabilities	13,680	10,201
Other liabilities	3,257	7,972
Total liabilities	657,555	656,512
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2025 and December 31, 2024; 126,500 shares issued and outstanding at September 30, 2025, and 124,495 shares issued and outstanding at December 31, 2024	12	12
Additional paid-in capital	3,357,583	3,267,201
Accumulated other comprehensive loss	(2,400)	(3,308)
Accumulated deficit	(2,954,027)	(3,035,366)
Total stockholders’ equity	401,168	228,539
Total liabilities and stockholders’ equity	$1,058,723	$885,051

See accompanying notes to unaudited condensed consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$177,755	$176,571	$499,042	$518,782
Licensing and other revenue	280,823	20,259	304,827	50,057
Total revenue:	458,578	196,830	803,869	568,839
Operating expenses:
Cost of sales	24,531	33,557	72,517	76,867
Research and development	68,186	88,569	221,621	251,216
Selling, general and administrative	142,678	121,984	403,162	379,571
Total operating expenses:	235,395	244,110	697,300	707,654
Net operating income/(loss)	223,183	(47,280)	106,569	(138,815)
Loss on extinguishment of development liability	—	—	—	(1,949)
Interest income	4,376	2,889	9,641	9,377
Interest expense	(11,279)	(12,532)	(33,480)	(28,857)
Other income/(expense), net	37	70	18	(405)
Net income/(loss) before taxes	216,317	(56,853)	82,748	(160,649)
Income tax expense	602	592	1,409	876
Net income/(loss)	$215,715	$(57,445)	$81,339	$(161,525)
Other comprehensive income/(loss):
Unrealized gain on pension benefits	137	—	137	—
Foreign currency translation	32	222	771	402
Total other comprehensive income	169	222	908	402
Comprehensive income/(loss), net of tax	$215,884	$(57,223)	$82,247	$(161,123)

Net income/(loss) per share
Basic earnings per share	$1.71	$(0.46)	$0.65	$(1.31)
Diluted earnings per share	$1.67	$(0.46)	$0.65	$(1.31)
Weighted-average shares used in calculating:
Basic earnings per share	126,424	124,234	125,971	123,698
Diluted earnings per share	130,067	124,234	129,653	123,698

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2025	124,495	$12	$3,267,201	$(3,308)	$(3,035,366)	$228,539
Issuance of common stock upon exercise of stock options	15	—	281	—	—	281
Vesting of restricted stock units, net of shares withheld for taxes	1,151	—	(7)	—	—	(7)
Share-based compensation expense	—	—	27,374	—	—	27,374
Net loss	—	—	—	—	(92,225)	(92,225)
Foreign currency translation	—	—	—	254	—	254
Balance at March 31, 2025	125,661	$12	$3,294,849	$(3,054)	$(3,127,591)	$164,216
Issuance of common stock upon exercise of stock options	310	—	4,367	—	—	4,367
Vesting of restricted stock units, net of shares withheld for taxes	82	—	—	—	—	—
Share-based compensation expense	—	—	27,197	—	—	27,197
Issuance of common stock under employee stock purchase plan	134	—	2,191	—	—	2,191
Net loss	—	—	—	—	(42,151)	(42,151)
Foreign currency translation	—	—	—	485		485
Balance at June 30, 2025	126,187	$12	$3,328,604	$(2,569)	$(3,169,742)	$156,305
Issuance of common stock upon exercise of stock options	103	—	797	—	—	797
Vesting of restricted stock units, net of shares withheld for taxes	210	—	(4)	—	—	(4)
Share-based compensation expense	—	—	28,186	—	—	28,186
Unrealized gain on pension benefits	—	—	—	137	—	137
Net income	—	—	—	—	215,715	215,715
Foreign currency translation	—	—	—	32	—	32
Balance at September 30, 2025	126,500	$12	$3,357,583	$(2,400)	$(2,954,027)	$401,168

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

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income/(loss)	$81,339	$(161,525)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation expense	82,757	87,814
Loss on extinguishment of development liability	—	1,949
Depreciation expense	1,231	1,350
Amortization of discounts for credit facility	1,602	742
Amortization of discounts for convertible notes	239	230
Accretion of discount to development liability	—	8,936
Changes in operating assets and liabilities:
Accounts receivable	(80,605)	(72,569)
Inventory	(6,609)	(20,776)
Prepaid assets	(13,157)	15,022
Other current assets	1,642	10,651
Other assets	(4,181)	(81)
Right-of-use assets and lease liabilities	109	(7)
Accounts payable	28	(399)
Accrued expenses	(198)	12,072
Other current liabilities	—	1,903
Other liabilities	(4,694)	7,462
Net cash provided by/(used in) operating activities	59,503	(107,226)
Investing Activities
Purchase of property and equipment	(205)	(383)
Net cash used in investing activities	(205)	(383)
Financing Activities
Proceeds from credit facility	—	365,454
Payment of issuance cost for credit facility	—	(1,589)
Repayment of development liability	—	(326,533)
Proceeds from settlement of capped call	—	98,763
Proceeds from exercise of stock options	5,445	13,995
Proceeds from issuance of common stock under employee stock purchase plan	2,191	3,193
Payments of employee tax withholding related to equity-based compensation	(11)	(42)
Net cash provided by financing activities	7,625	153,241
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,066	306
Net increase in cash, cash equivalents and restricted cash	67,989	45,938
Cash, cash equivalents and restricted cash at beginning of period	412,612	352,299
Cash, cash equivalents and restricted cash at end of period	$480,601	$398,237
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$479,171	$396,864
Restricted cash	1,430	1,373
Total cash, cash equivalents, and restricted cash	$480,601	$398,237
Supplemental Disclosures
Cash paid for interest	$31,888	$19,446
Cash paid for income taxes	$847	$600
Lease assets obtained in exchange for operating lease liabilities	$6,457	$—
Issuance costs for credit facility incurred but not yet paid	$—	$5,625

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to September 30, 2025, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $3.0 billion, primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities and expenses incurred in connection with product launches and commercialization costs.

As of October 30, 2025, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $479.2 million as of September 30, 2025, combined with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE, will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements issued not yet adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Improvements to Capitalization of Software Development Costs, which updates the accounting guidance for internal-use software costs and removes references to prescriptive project stages. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of the new guidance on the condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new guidance on the condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and subsequent amendments with ASU 2025-01, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard is an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this guidance will have on its disclosures.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The table reflects product revenue by major source for the following periods (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
	Therapeutic Area	Key Indications	2025	2024	2025	2024
Products:
EMPAVELI	Rare Disease	PNH, C3G (1), IC-MPGN (1)	$26,827	$24,611	$67,315	$74,733
SYFOVRE	Ophthalmology	GA	150,928	151,960	431,727	444,049
Total Product revenue, net			$177,755	$176,571	$499,042	$518,782

(1) The FDA approved EMPAVELI for the treatment of C3G and IC-MPGN on July 28, 2025.

The Company’s accounts receivable balance of $345.5 million as of September 30, 2025 and $264.9 million as of December 31, 2024, consisted of EMPAVELI and SYFOVRE product sales receivable. The Company does not have a reserve related to expected credit losses against its accounts receivable balance and expects to collect its accounts receivable in the ordinary course of business.

The Company’s product sales reserves totaled $47.4 million and $45.1 million as of September 30, 2025 and December 31, 2024, respectively. These amounts are included in accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and nine months ended September 30, 2025 (in thousands):

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2024	$11,589	$31,533	$2,023	$45,145
Provision related to sales in the current period	10,277	24,139	976	35,392
Adjustments related to prior period sales	439	(13)	(382)	44
Credits and payments made	(13,084)	(28,467)	(126)	(41,677)
Ending balance at March 31, 2025	$9,221	$27,192	$2,491	$38,904
Provision related to sales in the current period	12,138	30,823	1,083	44,044
Adjustments related to prior period sales	(66)	185	852	971
Credits and payments made	(10,833)	(27,623)	(941)	(39,397)
Ending balance at June 30, 2025	$10,460	$30,577	$3,485	$44,522
Provision related to sales in the current period	12,695	38,426	1,152	52,273
Adjustments related to prior period sales	366	(12)	(211)	143
Credits and payments made	(12,436)	(34,730)	(2,324)	(49,490)
Ending balance at September 30, 2025	$11,085	$34,261	$2,102	$47,448

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three and nine months ended September 30, 2024 (in thousands):

	Fees and patient assistance	Government and other rebates	Returns	Total
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625
Provision related to sales in the current period	9,575	13,125	1,355	24,055
Adjustments related to prior period sales	146	(19)	(96)	31
Credits and payments made	(9,724)	(9,906)	(1,859)	(21,489)
Ending balance at March 31, 2024	$5,671	$12,098	$1,453	$19,222
Provision related to sales in the current period	10,025	17,777	1,039	28,841
Adjustments related to prior period sales	(131)	354	(983)	(760)
Credits and payments made	(9,635)	(14,640)	(326)	(24,601)
Ending balance at June 30, 2024	$5,930	$15,589	$1,183	$22,702
Provision related to sales in the current period	11,455	25,364	1,380	38,199
Adjustments related to prior period sales	2,332	420	—	2,752
Credits and payments made	(12,078)	(17,695)	(979)	(30,752)
Ending balance at September 30, 2024	$7,639	$23,678	$1,584	$32,901

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	13%	12%	12%	13%
Customer C	21%	17%	19%	18%
Customer D	58%	61%	59%	59%

	Percent of Product Sales Receivable
	As of September 30,
	2025	2024
Customer A	4%	3%
Customer C	21%	24%
Customer D	67%	61%

Factoring of accounts receivable and associated fees for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accounts receivable sold	$—	$56,590	$199,448	$56,590
Less: factoring fees	—	(672)	(2,433)	(672)
Net cash proceeds	$—	$55,918	$197,015	$55,918

Accounts receivable sold that remained outstanding as of September 30, 2025 and December 31, 2024 totaled zero and $86.1 million, respectively.

4. Inventory

The Company’s inventory consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$52,183	$54,385
Semi-finished goods	107,463	92,872
Finished goods	4,082	9,860
Total inventory	$163,728	$157,117

The Company's long-term inventory balance consists of raw materials as of September 30, 2025, and raw materials and semi-finished goods as of December 31, 2024, that are not expected to be sold within the Company's normal operating cycle.

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company's reserve for excess and obsolete inventory was $19.6 million and $19.0 million as of September 30, 2025 and December 31, 2024, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Down payments for inventory	$970	$1,080
Prepaid research and development	20,156	7,780
Other prepaid expenses	10,434	9,508
Total prepaid assets	$31,560	$18,368

	September 30,	December 31,
	2025	2024
Royalties receivable	$6,534	$4,525
Receivable from collaboration agreement	2,563	2,272
Deposits and other current assets	1,061	4,847
Total other current assets	$10,158	$11,644

6. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development	$17,525	$22,782
Accrued royalties	7,059	7,147
Accrued payroll liabilities	32,542	40,888
Accrued goods received not invoiced	3,498	638
Product revenue reserves	47,448	45,145
Commercial costs	27,588	20,610
Other	4,662	2,974
Total accrued expenses	$140,322	$140,184

7. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of convertible notes (the “2019 Convertible Notes”) with an aggregate principal amount of $220.0 million issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee.

The net proceeds from the sale of the 2019 Convertible Notes were approximately $212.9 million after deducting the initial purchasers’ discounts and commissions of $6.6 million and offering expenses of $0.5 million paid by the Company. The Company used $28.4 million of the net proceeds from the sale of the 2019 Convertible Notes to pay the cost of the capped call transactions in September 2019, described below.

On May 12, 2020, the Company issued convertible notes (the “2020 Convertible Notes”) with an aggregate principal amount of $300.0 million. The net proceeds from the sale of the 2020 Convertible Notes were approximately $322.9 million after deducting the purchasers’ discounts and commission of $5.7 million and offering expenses of $0.3 million. The Company used $43.1 million of the net proceeds from the sale of the 2020 Convertible Notes to pay the cost of the additional capped call transactions in May 2020, described below.

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

After September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of September 30, 2025.

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

The conditional conversion feature of the Convertible Notes was not triggered as of September 30, 2025 and as of December 31, 2024.

As of September 30, 2025, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

As the Convertible Notes mature on September 15, 2026, the Company classified these as current as of September 30, 2025 and non-current as of December 31, 2024 on the Company’s unaudited condensed consolidated balance sheets.

The outstanding balance of the Convertible Notes as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(316)	(556)
Net carrying amount	$93,581	$93,341

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$81	$78	$239	$230
Contractual interest expense	822	822	2,465	2,465
Total interest expense	$903	$900	$2,704	$2,695

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

As of September 30, 2025, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Financing Agreement and Credit Facility

On May 13, 2024, the Company and certain of its subsidiaries entered into a financing agreement (the “Sixth Street Financing Agreement”) with the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders.

The Sixth Street Financing Agreement provides for a senior secured term loan facility of up to $475.0 million (the “Credit Facility”), consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at the Company’s option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that the Company’s trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw by September 30, 2025. The Company did not draw down the additional $100.0 million and the option expired September 30, 2025.

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

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company has the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject to a prepayment premium. Repayments may be made after the first year of the loan (one year from May 13, 2024) and are subject to a prepayment premium up to 3% depending on timing.

On July 1, 2025, the Lenders and Sixth Street consented to the Royalty Agreement as further described in Note 10 (the “Consent”). In connection with the Consent, the Company agreed to extend by one year from the effective date of the Consent the periods in which certain prepayment premiums would be owed under the Sixth Street Financing Agreement. This effectively extended the period the prepayment premium would be owed from one year after the date of the initial draw, or May 13, 2024, to one year after the effective date of the Consent, or July 1, 2025.

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

The outstanding balance of the Credit Facility as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Principal	$375,000	$375,000
Less: debt discount and issuance costs	(13,909)	(15,511)
Net carrying amount	$361,091	$359,489

The following table sets forth total interest expense recognized related to the Credit Facility during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$556	$581	$1,602	$742
Contractual interest expense	9,627	10,854	28,602	16,160
Total interest expense	$10,183	$11,435	$30,204	$16,902

8. Fair Value Measurements

The following table presents the fair value of financial instruments recorded originally at amortized cost or fair value and are not remeasured on a recurring basis (in thousands):

		September 30, 2025
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$215,630	$—	$—	$215,630
Total Financial Assets		$215,630	$—	$—	$215,630

		December 31, 2024
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$276,868	$—	$—	$276,868
Total Financial Assets		$276,868	$—	$—	$276,868

The Company’s Convertible Notes are financial instruments that are reported in the condensed consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of September 30, 2025 and December 31, 2024. The fair value of the Convertible Notes was $94.0 million as of September 30, 2025 and $102.3 million as of December 31, 2024. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2025 and December 31, 2024.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax positions for the period ended September 30, 2025. The Company's policy is to review and update unrecognized tax positions as facts and circumstances change.

On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The new legislation did not have a material impact on the Company's tax provision during the quarter.

The Company recorded $0.6 million and $1.4 million of income tax expense for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $0.9 million of income tax expense for the three and nine months ended September 30, 2024, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s state and foreign tax jurisdictions where net operating loss carryforwards were either limited or not available.

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

Under the Sobi collaboration agreement, the Company and Sobi agreed to collaborate to develop Licensed Products for certain indications, including PNH, C3G, IC-MPGN and HSCT-TMA (collectively the “Initial Indications”), and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights. In July 2025, the Company and Sobi decided to discontinue development of systemic pegcetacoplan for Transplant-associated Thrombotic Microangiopathy (TA-TMA) (inclusive of HSCT-TMA), following completion of the Phase 2 study and a strategic assessment of the TA-TMA market landscape.

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

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement between the parties. The Sobi collaboration agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances. For the three and nine months ended September 30, 2025 the Company recognized revenues of $5.2 million and $17.2 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the condensed consolidated statements of operations and comprehensive income/(loss). For the three and nine months ended September 30, 2024 the Company recognized revenues of $15.3 million and $36.2 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the condensed consolidated statements of operations and comprehensive income/(loss).

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

Under the Royalty Agreement, Sobi paid the Company an upfront payment of $275.0 million and agreed to pay up to an aggregate of $25.0 million upon the European Medicines Agency ("EMA") approval of Aspaveli for C3G and IC-MPGN (collectively, the "purchase price"), and the Company agreed to reduce Sobi’s royalty payment obligations under the Sobi collaboration agreement by 90%, effective July 1, 2025. The royalty reduction is subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the purchase price.

The royalty reduction subject to the cap is calculated as an amount equal to (A) the royalty payments that would have been payable by Sobi under the Sobi collaboration agreement with respect to aggregate net sales of Aspaveli in the Sobi Territory during the period beginning on July 1, 2025 and ending on the hard cap achievement date if the 90% reduction not been applied, minus (B) the royalty payments that are payable to the Company with the 90% reduction in effect. At any time on or after October 1, 2030, the Company may elect to pay Sobi a one-time payment amount, which shall be counted in determining if a cap is met. If a cap is met, Sobi’s royalty payment obligations under the Sobi collaboration agreement will revert to 100%.

The Company has evaluated the terms of the Royalty Agreement and concluded, in accordance with ASC 606 Revenue from Contracts with Customers, the Royalty Agreement is a modification to, and should be accounted for as if it were part of, the existing Sobi collaboration agreement. Therefore, the effect of the modification on the transaction price, being the addition of the $275.0 million upfront payment, was recognized as an adjustment to revenue on the date of the modification. This amount is reflected in licensing and other revenue on the condensed consolidated statement of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2025. The royalty revenues from the sales of Aspaveli will continue to be recorded as licensing and other revenue on the condensed consolidated statement of operations and comprehensive income/(loss) as the sales are made by Sobi outside of the United States.

Under the Sobi collaboration agreement, for the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $12.6 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States. For the three and nine months ended September 30, 2024, the Company recognized $5.0 million and $13.9 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States.

The Company did not recognize any contra-research and development expense for the three and nine months ended September 30, 2025 and 2024. The Company doesn't expect to recognize the additional contra-research and development expense under this agreement.

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

For the three and nine months ended September 30, 2025, the Company incurred royalty expense of $2.0 million and $5.3 million,

respectively, on sales of EMPAVELI and Aspaveli which is included in cost of sales on the condensed consolidated statements of operations and comprehensive income/(loss).

For the three and nine months ended September 30, 2024, the Company incurred royalty expense of $1.8 million and $5.0 million, respectively, on sales of EMPAVELI and Aspaveli which is included in cost of sales on the condensed consolidated statements of operations and comprehensive income/(loss).

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

For the three and nine months ended September 30, 2025, the Company incurred royalty expense of $4.9 million and $14.1 million, respectively, on sales of SYFOVRE, which is included in cost of sales on the condensed consolidated statements of operations and comprehensive income/(loss).

For the three and nine months ended September 30, 2024, the Company incurred royalty expense of $4.9 million and $14.4 million, respectively, on sales of SYFOVRE, which is included in cost of sales on the condensed consolidated statements of operations and comprehensive income/(loss).

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

As part of the Beam collaboration agreement, the Company agreed to pay a $50.0 million up-front, non-refundable payment to Beam, which the Company paid in July 2021. The Company paid an additional $25.0 million on the first anniversary of the Beam collaboration agreement in June 2022. The Company and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The Beam collaboration agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

Further, in August 2025, the Company opted in and entered into a license agreement with Beam to collaborate on the neonatal Fc receptor ("FcRn") in the liver, which triggered an upfront milestone payment of $3.8 million, paid in September 2025. Under this agreement, the Company may pay Beam up to $168.8 million in regulatory and development milestones, up to $215.0 million in sales-based milestones, and may owe low single-digit royalties on annual net sales within the licensed territory.

11. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. Under these agreements, as of September 30, 2025, the Company is obligated to pay up to $94.7 million to these vendors over the next two years. As a result of the termination of the minimum purchase obligation with NOF, the Company incurred an expense of $6.4 million, which was included in cost of sales on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. As this amount is due in January 2026, it is included in accounts payable on the condensed consolidated balance sheet as of September 30, 2025 and included in other liabilities on the condensed consolidated balance sheet as December 31, 2024.

In addition, the Company has other non-cancelable purchase agreements as of September 30, 2025, under which it is obligated to pay up to $11.5 million to vendors over the next five years.

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

In March 2025, the United States District Court for the District Court of Massachusetts dismissed, without prejudice and without leave to amend, a putative class action complaint that was filed in August 2023 against the Company and certain current and former executive officers of the Company, which alleged, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption, and sought, among other relief, compensatory damages and equitable relief in favor of the alleged class against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. In April 2025, the plaintiffs filed an appeal to the United States Court of Appeals for the First Circuit, where the case currently awaits further decision.

In December 2024, purported stockholders filed putative stockholder derivative lawsuits in the United States District Court for the District of Massachusetts on behalf of the Company against the Company’s directors for breach of fiduciary duty, unjust enrichment, waste, and alleged violation of Section 14(a) of the Exchange Act related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption, and sought monetary and punitive damages, and costs, including attorneys’ fees. These cases were consolidated under the caption In re Apellis Pharmaceuticals, Inc. Derivative Litigation, No. 1:24-cv-13128-JEK in January 2025 and are stayed pending the outcome of the appeal in the United States Court of Appeals for the First Circuit of the dismissal of the securities class action.

The Company’s businesses may also be subject at any time to commercial disputes, product liability claims, personal injury claims, third-party subpoenas or various other lawsuits arising in the ordinary course of business, including intellectual property infringement, employment or investor matters, and the Company expects that this will continue to be the case in the future.

12. Net Income/(Loss) per Common Share

Basic net income/(loss) per share is calculated by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income/(loss) per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted net income/(loss) per share calculation, stock options, restricted stock units (“RSUs”), shares potentially issuable in connection with the Company’s employee stock purchase plan ("ESPP") and convertible notes are considered potentially dilutive securities and included to the extent that their addition is not antidilutive.

The following table presents the calculation of basic and diluted net income/(loss) per common share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income/(loss) per share
Numerator:
Net income/(loss)	$215,715	$(57,445)	$81,339	$(161,525)
Denominator:
Weighted-average number of common shares used in net income/(loss) per common share - basic	126,424	124,234	125,971	123,698
Net income/(loss) per common share - basic	$1.71	$(0.46)	$0.65	$(1.31)

Diluted net income/(loss) per share
Numerator:
Net income/(loss)	$215,715	$(57,445)	$81,339	$(161,525)
Adjustment - Interest expense on Convertible Notes	903	—	2,704	—
Adjusted net income/(loss)	$216,618	$(57,445)	$84,043	$(161,525)
Denominator:
Weighted-average number of common shares used in net income/(loss) per common share - basic	126,424	124,234	125,971	123,698
Convertible notes	2,379	—	2,379	—
Stock options to purchase common stock	899	—	994	—
Unvested restricted stock units	350	—	287	—
Shares expected to be purchased under employee stock purchase plan	15	—	22	—
Weighted-average number of common shares used in net income/(loss) per common share - diluted	130,067	124,234	129,653	123,698
Net income/(loss) per common share - diluted	$1.67	$(0.46)	$0.65	$(1.31)

The following table presents securities excluded from the calculation of diluted net income/(loss) per share due to their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible notes	—	2,379	—	2,379
Stock options to purchase common stock	7,230	8,063	6,284	8,063
Unvested restricted stock units	3,942	4,017	4,328	4,017
Total	11,172	14,459	10,612	14,459

13. Segment Information

The Company operates as a single operating segment, which is the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. The Company defines its segment on the basis in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The CODM is the chief executive officer (“CEO”). The Company’s CODM reviews consolidated net income/(loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The following table presents information about reported segment revenue, segment income/(loss), and significant segment expenses as provided to the CODM with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$458,578	$196,830	$803,869	$568,839
Less:
Internal research and development costs	19,225	20,217	63,867	61,084
Internal selling, general and administrative costs	44,938	42,814	135,133	132,942
External commercial costs	59,690	55,392	176,764	173,271
External research and development costs	36,982	56,499	122,573	150,653
External general and administrative costs	21,842	8,154	43,689	25,022
Other segment items (1)	24,495	33,489	72,499	79,222
Share-based compensation expense	28,186	27,475	82,757	87,814
Interest income	(4,376)	(2,889)	(9,641)	(9,377)
Interest expense	11,279	12,532	33,480	28,857
Income tax expense	602	592	1,409	876
Net income/(loss)	$215,715	$(57,445)	$81,339	$(161,525)

(1) Other segment items include cost of sales and other expenses.

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

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan, we intend to focus our commercialization efforts in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. We launched SYFOVRE in the United States in March 2023. For the three months ended September 30, 2025 and 2024, we generated $150.9 million and $152.0 million, respectively, in U.S. net product revenue from sales of SYFOVRE. For the nine months ended September 30, 2025 and 2024, we generated $431.7 million and $444.0 million, respectively, in U.S. net product revenue from sales of SYFOVRE. We are also developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We initiated a Phase 2 multi-dose trial with this therapy in patients with GA in June 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI. For the three months ended September 30, 2025 and 2024, we generated $26.8 million and $24.6 million, respectively, in U.S. net product revenue from sales of EMPAVELI. For the nine months ended September 30, 2025 and 2024, we generated $67.3 million and $74.7 million, respectively, in U.S. net product revenue from sales of EMPAVELI. In July 2025, the FDA approved EMPAVELI for the treatment of C3G and IC-MPGN, two nephrological conditions, which together affect an estimated 5,000 people in the United States. This approval was based on data from the VALIANT study, which demonstrated positive effects on the three key markers of disease at six months, including a 68% reduction in proteinuria in C3G and IC-MPGN patients compared to placebo (p < 0.0001), the primary endpoint; stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a reduction in C3c staining intensity (nominal p<0.0001) in a substantial proportion of patients. Data also demonstrated favorable safety and tolerability results, consistent with pegcetacoplan’s established profile. Results were consistent across all subgroups, including disease type, age, and transplant status.

Our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the three months ended September 30, 2025 and 2024, we received $5.2 million and $5.0 million, respectively, in royalties from our collaboration partner, Sobi, which has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the nine months ended September 30, 2025 and 2024, we received $12.6 million and $13.9 million, respectively, in royalties from Sobi. On July 1, 2025, we entered into a Royalty Buy-Down Agreement (the "Royalty Agreement") with Sobi under which Sobi paid us an upfront payment of $275.0 million, and agreed to pay up to an aggregate of $25.0 million upon the European Medicines Agency ("EMA") approval of Aspaveli for C3G and IC-MPGN (collectively, the "purchase price"), and we agreed to reduce Sobi’s royalty payment obligations under the Collaboration Agreement by 90%, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the purchase price. If a cap is met, Sobi’s royalty payment obligations under the Collaboration Agreement will revert to 100%.

We expect to initiate two pivotal clinical trials with EMPAVELI by year-end 2025, one for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and one for delayed graft function, or DGF. FSGS and DGF are both rare, severe nephrology conditions with no approved therapies in which complement overactivation plays a significant role.

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

To date, we have financed our operations primarily through $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $414.1 million in payments and royalties from Sobi pursuant to our collaboration agreement, $275.0 million from the royalty monetization, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes (further discussed below) for shares of our common stock.

Excluding the net income generated from the Sobi Royalty Agreement for the three and nine months ended September 30, 2025, we have incurred significant net operating losses since inception, and expect to incur net operating losses in the current year. Our net income was $215.7 million and $81.3 million for the three and nine months ended September 30, 2025, compared to net losses of $57.4 million and $161.5 million for the three and nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $3.0 billion.

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

The Sixth Street Financing Agreement provides for a senior secured term loan facility of up to $475.0 million, or the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw. The Company did not draw down the additional $100.0 million and the option expired September 30, 2025.

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

On July 1, 2025, the lenders and Sixth Street Financing consented to the Royalty Agreement with Sobi (the "Consent"), and, in connection with that consent, we agreed to extend by one year from the effective date of the Consent the periods in which certain prepayment premiums would be owed under the Sixth Street Financing Agreement. This effectively extended the period the prepayment premium would be owed from one year after the date of the initial draw, or May 13, 2024, to one year after the effective date of the Consent, or July 1, 2025.

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

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of September 30, 2025.

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

The conditional conversion feature of the Convertible Notes was not triggered as of September 30, 2025 and as of December 31, 2024.

As of September 30, 2025, we held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of costs associated with the commercialization of approved products and general and administrative costs to support operations, including salaries, bonuses, benefits and share-based compensation. Selling expenses include product marketing, sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include corporate support functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and associated external costs to support those functions. Other significant costs include costs associated with medical affairs, drug safety and pharmacovigilance, quality and regulatory, costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services. Marketing and advertising costs include marketing literature, promotional activities, conferences and seminars, branding and sponsorships.

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

Results of Operations

Three Months Ended September 30, 2025 and 2024 (in thousands, except percentages)

	For the Three Months Ended September 30,		Change	Change
	2025	2024	$	%
Revenue:
Product revenue, net	$177,755	$176,571	$1,184	1%
Licensing and other revenue	280,823	20,259	260,564	1286%
Total revenue:	458,578	196,830	261,748	133%
Operating expenses:
Cost of sales	24,531	33,557	(9,026)	(27%)
Research and development	68,186	88,569	(20,383)	(23%)
Selling, general and administrative	142,678	121,984	20,694	17%
Total operating expenses:	235,395	244,110	(8,715)	(4%)
Net operating income/(loss)	223,183	(47,280)	270,463	(572%)
Interest income	4,376	2,889	1,487	51%
Interest expense	(11,279)	(12,532)	1,253	(10%)
Other income, net	37	70	(33)	(47%)
Net income/(loss) before taxes	216,317	(56,853)	273,170	(480%)
Income tax expense	602	592	10	2%
Net income/(loss)	$215,715	$(57,445)	$273,160	(476%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI and SYFOVRE sales in the United States. We recognized $177.8 million and $176.6 million of net product revenue for the three months ended September 30, 2025 and 2024, respectively. The net product revenue of $177.8 million for the three months ended September 30, 2025 consists of $26.8 million in net product revenue from sales of EMPAVELI and $150.9 million in net product revenue from sales of SYFOVRE. The net product revenue of $176.6 million for the three months ended September 30, 2024 consists of $24.6 million in net product revenue from sales of EMPAVELI and $152.0 million in net product revenue from sales of SYFOVRE. The decrease in net product revenue for SYFOVRE was primarily driven by increased rebates, partially offset by an increase in volume. The increase in net product revenue for EMPAVELI was primarily driven by an increase in volume.

Licensing and Other Revenue

Licensing and other revenue of $280.8 million for the three months ended September 30, 2025 consisted of $5.2 million in revenue from product supplied to Sobi, $0.6 million in royalty revenue from Sobi and $275.0 million from the Sobi Royalty Agreement. Licensing and other revenue of $20.3 million for the three months ended September 30, 2024 consisted of $15.3 million in revenue from product supplied to Sobi and $5.0 million in royalty revenue from Sobi. The increase in licensing and other revenue was primarily driven by a $275.0 million increase due to the upfront payment from Sobi under the Royalty Agreement, which was partially offset by a $10.1 million decrease in product supplied to Sobi and a decrease in royalty revenue of $4.3 million.

Cost of Sales

Cost of sales was $24.5 million for the three months ended September 30, 2025 and $33.6 million for the three months ended September 30, 2024. The decrease in cost of sales was primarily driven by a $5.9 million decrease due to lower volumes of product supplied to Sobi, a $0.8 million decrease in expenses incurred related to excess, obsolete or scrapped inventory, and a $6.1 million decrease due to costs incurred in connection with cancellable purchase commitments. The decreases were partially offset by a $3.5 million increase due to higher volume from commercial sales and product provided under our patient assistance programs.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the three months ended September 30, 2025 and 2024 for which a portion of the costs had previously been expensed prior to FDA approval. This did not materially impact cost of sales for the three months ended September 30, 2025 and 2024. We expect this may continue to impact the cost of sales and research and development expense as we continue to sell to customers or use the remaining pre-FDA approved inventory in preclinical or clinical studies. As of September 30, 2025 and December 31, 2024, the remaining pre-FDA approved inventory was $18.1 million and $19.5 million, respectively, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

(In thousands)	For the Three Months Ended September 30,		Change	Change
	2025	2024	$	%
Program-specific external costs:
PNH	$4,081	$3,584	$497	14%
C3G & IC-MPGN	3,471	7,715	(4,244)	(55%)
HSCT-TMA	513	989	(476)	(48%)
GA	15,242	14,610	632	4%
Other development and discovery programs (1)	13,114	18,726	(5,612)	(30%)
Total program-specific costs	36,421	45,624	(9,203)	(20%)
Unallocated external costs
Non-program specific external costs	562	10,875	(10,313)	(95%)
Total unallocated external costs	562	10,875	(10,313)	(95%)
Unallocated internal costs
Compensation and related personnel costs	29,803	30,886	(1,083)	(4%)
Other expenses	1,400	1,184	216	18%
Total unallocated internal costs	31,203	32,070	(867)	(3%)
Total research and development costs	$68,186	$88,569	$(20,383)	(23%)

(1) Includes discontinued clinical activities related to the ALS and CAD programs, amounting to $1.9 million for the three months ended September 30, 2024.

Research and development expenses decreased by $20.4 million to $68.2 million for the three months ended September 30, 2025 from $88.6 million for the three months ended September 30, 2024, a decrease of 23%. The decrease in research and development expenses was primarily attributable to a $9.2 million decrease in program specific external costs, a $10.3 million decrease in non-program specific external costs and a $1.1 million decrease in compensation and related personnel costs, which was partially offset by an increase of $0.2 million in other expenses.

The decrease in our program-specific external costs of $9.2 million was driven by a $4.2 million decrease in C3G & IC-MPGN costs due to lower costs related to the VALIANT study, and a $5.6 million decrease in other development and discovery costs primarily due to a decrease of $1.7 million in our previously announced discontinuation of the CAD program and a decrease of $3.7 million other development and discovery costs. These decreases were partially offset by an increase of $0.6 million in GA costs associated with the product lifecycle development and an increase of $0.5 million in PNH costs due to higher activity related to post trial access programs.

The decrease in compensation and related personnel costs was driven by a decrease of $0.4 million in salaries and benefits and a decrease of $0.7 million in share-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.7 million to $142.7 million for the three months ended September 30, 2025, from $122.0 million for the three months ended September 30, 2024, an increase of 17%. The increase was primarily attributable to an increase of $2.9 million in general commercial activities, an increase of $2.2 million in personnel costs and a $16.3 million increase in general and administrative expenses, including office expenses, travel expenses, insurance expenses, professional and consulting fees, and other general and administrative expenses which was partially offset by a decrease of $0.7 million in factoring fees. The increase in personnel related costs of $2.2 million consisted of a $1.1 million increase in salaries and benefits and an increase of $1.1 million in share-based compensation expense.

Interest Income

Interest income was $4.4 million for the three months ended September 30, 2025, an increase of $1.5 million compared to $2.9 million for the three months ended September 30, 2024. The increase in interest income was primarily attributable to increased investments during the three months ended September 30, 2025.

Interest Expense

Interest expense was $11.3 million for the three months ended September 30, 2025, a decrease of $1.3 million, compared to $12.5 million for the three months ended September 30, 2024. The decrease is primarily due to a decrease in interest incurred under the Credit Facility.

Nine Months Ended September 30, 2025 and 2024 (in thousands, except percentages)

	For the Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
Revenue:
Product revenue, net	$499,042	$518,782	$(19,740)	(4%)
Licensing and other revenue	304,827	50,057	254,770	509%
Total revenue:	803,869	568,839	235,030	41%
Operating expenses:
Cost of sales	72,517	76,867	(4,350)	(6%)
Research and development	221,621	251,216	(29,595)	(12%)
Selling, general and administrative	403,162	379,571	23,591	6%
Total operating expenses:	697,300	707,654	(10,354)	(1%)
Net operating income/(loss)	106,569	(138,815)	245,384	(177%)
Loss on extinguishment of development liability	—	(1,949)	1,949	(100%)
Interest income	9,641	9,377	264	3%
Interest expense	(33,480)	(28,857)	(4,623)	16%
Other expense, net	18	(405)	423	(104%)
Net income/(loss) before taxes	82,748	(160,649)	243,397	(152%)
Income tax expense	1,409	876	533	61%
Net income/(loss)	$81,339	$(161,525)	$242,864	(150%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI and SYFOVRE sales in the United States. We recognized $499.0 million and $518.8 million of net product revenue for the nine months ended September 30, 2025 and 2024, respectively. The net product revenue of $499.0 million for the nine months ended September 30, 2025, consisted of $67.3 million in net product revenue from sales of EMPAVELI and $431.7 million in net product revenue from sales of SYFOVRE. The net product revenue of $518.8 million for the nine months ended September 30, 2024, consisted of $74.7 million in net product revenue from sales of EMPAVELI and $444.0 million in net product revenue from sales of SYFOVRE. The decrease in net product revenue for SYFOVRE was primarily driven by increased rebates, partially offset by an increase in volume. The decrease in net product revenue for EMPAVELI was primarily driven by increased competitive pressure from the availability of oral products.

Licensing and Other Revenue

Licensing and other revenue of $304.8 million during the nine months ended September 30, 2025 consisted of $17.2 million in revenue for product supplied to Sobi and $12.6 million in royalty revenue from Sobi and $275.0 million from the Sobi Royalty Agreement. Licensing and other revenue of $50.1 million during the nine months ended September 30, 2024 consisted of $36.2 million in revenue for product supplied to Sobi and $13.9 million in royalty revenue from Sobi. The increase in licensing and other revenue was primarily driven by an increase of $275.0 million due to the upfront payment from Sobi under the Royalty Agreement, which was partially offset by a decrease in product supplied to Sobi of $19.0 million and a decrease in royalty revenue of $1.3 million.

Cost of Sales

Cost of sales was $72.5 million for the nine months ended September 30, 2025 and $76.9 million for the nine months ended September 30, 2024. The decrease in cost of sales was primarily driven by an $8.1 million decrease due to lower volume of product supplied to Sobi and a decrease of $3.4 million due to costs incurred in connection with cancellable purchase commitments. The decreases were partially offset by an increase of $6.7 million due to higher volumes from commercial sales and product provided under our patient assistance programs and an increase of $0.3 million in expenses incurred related to excess, obsolete or scrapped inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the nine months ended September 30, 2025 and 2024 for which a portion of the costs had previously been expensed prior to FDA approval. This did not materially impact cost of sales for the nine months ended September 30, 2025 and 2024. We expect this may continue to impact the cost of sales and research and development expense as we continue to sell to customers or use the remaining pre-FDA approved inventory in preclinical or clinical studies. As of September 30, 2025 and December 31, 2024, the remaining pre-FDA approved inventory was $18.1 million and $19.5 million, respectively, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	For the Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
Program-specific external costs:
PNH	$7,128	$13,412	$(6,284)	(47%)
C3G & IC-MPGN	17,084	26,431	(9,347)	(35%)
HSCT-TMA	1,750	2,024	(274)	(14%)
GA	44,790	35,801	8,989	25%
Other development and discovery programs (1)	48,221	60,020	(11,799)	(20%)
Total program-specific costs	118,973	137,688	(18,715)	(14%)
Unallocated external costs
Non-program specific external costs	3,599	12,967	(9,368)	(72%)
Total unallocated external costs	3,599	12,967	(9,368)	(72%)
Unallocated internal costs
Compensation and related personnel costs	95,058	96,720	(1,662)	(2%)
Other expenses	3,991	3,841	150	4%
Total unallocated internal costs	99,049	100,561	(1,512)	(2%)
Total research and development costs	$221,621	$251,216	$(29,595)	(12%)

(1) Includes discontinued clinical activities related to the ALS and CAD programs, amounting to $1.1 million and $20.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Research and development expenses decreased by $29.6 million to $221.6 million for the nine months ended September 30, 2025 from $251.2 million for the nine months ended September 30, 2024, a decrease of 12%. The decrease in research and development expenses was primarily attributable to an $18.7 million decrease in program-specific external costs, a $9.3 million decrease in non-program specific external costs and a decrease of $1.6 million in compensation and related personnel costs.

The decrease in our program-specific external costs of $18.7 million was driven by a $6.2 million decrease in PNH costs due to lower costs incurred relating to clinical activities, a $9.3 million decrease in C3G & IC-MPGN costs due to lower costs related to the VALIANT study, and a $11.8 million decrease in other development and discovery costs primarily due to a decrease of $19.1 million in previously announced discontinuation of the ALS and CAD programs, which were partially offset by an increase of $7.3 million in other development and discovery costs primarily attributable to our efforts on the Beam FcRn collaboration. These decreases were partially offset by an increase of $9.0 million in GA costs associated with the product lifecycle development.

The decrease in compensation and related personnel costs was driven by a decrease of $4.6 million in share-based compensation expense, which was partially offset by $3.0 million in salaries and benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $23.6 million to $403.2 million for the nine months ended September 30, 2025, from $379.6 million for the nine months ended September 30, 2024, an increase of 6%. The increase was primarily attributable to an increase of $5.7 million in professional and consulting fees, an increase of $0.6 million in personnel cost, an increase of $1.8 million in factoring fees and a $15.5 million increase in general and administrative expenses, including office expenses, travel expenses, insurance expenses, and other general and administrative expenses. The increase in personnel related costs of $0.6 million consisted of a $1.4 million increase in salaries and benefits, an increase of $0.7 million in recruitment expenses, and partially offset by a $1.5 million decrease in share-based compensation expense.

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

Interest Income

Interest income was $9.6 million for the nine months ended September 30, 2025, an increase of $0.3 million compared to $9.4 million for the nine months ended September 30, 2024. The increase in interest income was primarily attributable to increased investments during the nine months ended September 30, 2025.

Interest Expense

Interest expense was $33.5 million for the nine months ended September 30, 2025, an increase of $4.6 million compared to $28.9 million for the nine months ended September 30, 2024. The increase is primarily due to the interest incurred under the Credit Facility given the Credit Facility commenced May 2024.

Income Tax Expense

Income tax expense was $1.4 million for the nine months ended September 30, 2025, an increase of $0.5 million, compared to $0.9 million for the nine months ended September 30, 2024. The increase primarily pertained to an increase in state taxes.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through approximately $2.6 billion in net proceeds from public and private offerings of our common stock and convertible securities, $414.1 million in payments and royalties from Sobi pursuant to our collaboration agreement, $275.0 million from the royalty monetization, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of the capped call transactions in March 2024, as well as from the proceeds of our operations.

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

In August 2024, the Company entered into an agreement (the "Factoring Agreement") to sell certain accounts receivable to a third-party financial institution at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The accounts receivable sold that remained outstanding as of September 30, 2025 and December 31, 2024 was zero and $86.1 million, respectively.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the nine months ended September 30, 2025.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million. As of September 30, 2025, pre-funded warrants to purchase 80,965 shares of our common stock were still outstanding.

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2024 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of September 30, 2025, the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by/(used in) operating activities	$59,503	$(107,226)
Net cash used in investing activities	(205)	(383)
Net cash provided by financing activities	7,625	153,241
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,066	306
Net increase in cash, cash equivalents and restricted cash	$67,989	$45,938

Net Cash Provided by/(Used in) Operating Activities

Net cash provided by operating activities was $59.5 million for the nine months ended September 30, 2025 and consisted primarily of a net income of $81.3 million, adjusted for $85.8 million of non-cash items, including share-based compensation expense of $82.8 million, depreciation expense of $1.2 million and amortization of discounts for credit facility of $1.6 million. Further, it included a net increase in operating assets and liabilities of $107.7 million, which was driven by an increase in accounts receivable of $80.6 million, an increase in inventory of $6.6 million, an increase in prepaid assets of $13.2 million, a decrease in other current assets of $1.6 million, an increase in other assets of $4.2 million, a decrease in accrued expenses of $0.2 million, and a decrease of $4.7 million in other liabilities. The change in accounts receivable was primarily driven by a reduction in the derecognition of certain accounts receivable under our Factoring Agreement.

Net cash used in operating activities was $107.2 million for nine months ended September 30, 2024 and consisted primarily of a net loss of $161.5 million, adjusted for $101.0 million of non-cash items, including share-based compensation expense of $87.8 million, depreciation expense of $1.4 million, a loss on the extinguishment of development liability of $1.9 million and accretion of discount to the development liability of $8.9 million. Further, it included a net increase in operating assets and liabilities of $46.7 million, which was driven by an increase in accounts receivable of $72.6 million, an increase in inventory of $20.8 million, a decrease in prepaid assets of $15.2 million, a decrease in other current assets of $10.7 million, a decrease in accounts payable of $0.4 million, an increase in accrued expenses of $12.1 million, an increase in other liabilities of $7.5 million, and an increase in deferred revenue of $1.9 million. The increase in accounts receivable was reduced by the transfer of $56.6 million of accounts receivable during the nine months ended September 30, 2024 to CITIBANK N.A. (“Citi”) under the factoring agreement entered into on August 5, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.6 million during the nine months ended September 30, 2025 and consisted primarily of proceeds from the exercise of stock options and proceeds from the employee stock purchase plan.

Net cash provided by financing activities was $153.2 million during the nine months ended September 30, 2024 and consisted primarily of net proceeds from the initial draw of the Credit Facility of $363.9 million, the settlement of capped call unwind transactions of $98.8 million, $14.0 million of proceeds from the exercise of stock options and $3.2 million proceeds from the issuance of our common stock under the employee stock purchase plan partially offset by repayment of $326.5 million for the development liability.

Funding Requirements

We expect to continue to incur expenses to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH, C3G and IC-MPGN and SYFOVRE for GA. In addition, we expect to continue to incur expenses as we prioritize the ongoing development of systemic pegcetacoplan and focus our research initiatives on high potential opportunities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2025, we had cash and cash equivalents of $479.2 million, inclusive of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and cash equivalents, and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Cedric G Francois President and Chief Executive Officer	Termination 8/14/2025	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Caroline Baumal Chief Medical Officer	Adoption 8/19/2025	Rule 10b5-1 trading arrangement	Sale	Until 2/27/2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 14,698 shares
James Chopas Vice President, Corporate Controller and Chief Accounting Officer	Adoption 9/15/2025	Rule 10b5-1 trading arrangement	Sale	Until 1/29/2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 25,947 shares

(1) This trading plan related to 358,090 shares of our common stock and had a scheduled expiration date of 7/31/2025.

Item 6. Exhibits.

Exhibit Number	Description

10.1††*	Royalty Buy-Down Agreement dated July 1, 2025, by and between Swedish Orphan Biovitrum AB and the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

†† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: October 30, 2025	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: October 30, 2025	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)