Form 10-K
period 2025-12-31
Apellis Pharmaceuticals, Inc.
filed 2026-02-24
CIK 1492422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Stock Market on such date, was $1.8 billion.

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of February 17, 2026 was 127,829,909.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our plans with respect to our ongoing and planned clinical trials for our product candidates, and preclinical studies, whether conducted by us or our current or any future collaborators, including the timing of initiation, dosing of patients, enrollment and completion of these trials and expectations regarding the anticipated results from these clinical trials or preclinical studies;
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
•
the impact of general economic conditions, including inflation and the imposition of new or revised tariffs or other trade restrictions; and
•
the impact of new government laws and regulations (including tax).

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

In addition, unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “EMPAVELI (pegcetacoplan)” and “EMPAVELI” refer to systemic pegcetacoplan in the context of the commercially available product in the United States for the treatment of adults with paroxysmal nocturnal hemoglobinuria, or PNH, C3 glomerulopathy, or C3G and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, in patients 12 years of age and older. References to Aspaveli refer to pegcetacoplan in the context of the commercially available product in certain jurisdictions outside the United States for the treatment of adults with PNH who are anemic after treatment with a C5 inhibitor for at least three months, in each case, as more fully described herein. Unless otherwise stated or the context indicates otherwise, all references in this Annual Report on Form 10-K to “SYFOVRE (pegcetacoplan injection)” and “SYFOVRE” refer to intravitreal pegcetacoplan in the context of the commercially available product for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA, and the Therapeutic Goods Administration in Australia in January 2025 for the every-other-month treatment of adult patients with GA with an intact fovea and when central vision is threatened by GA lesion growth. Unless otherwise stated or the context indicates otherwise, all references herein to “pegcetacoplan” refer to pegcetacoplan in the context of the product candidates for which we are exploring further applications and indications, as more fully described herein. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. Our principal risks include the following:

•
We have incurred significant losses since inception, and we may never achieve or maintain profitability. Our net income was $22.4 million for the year ended December 31, 2025, and our net losses were $197.9 million and $528.6 million for the years ended December 31, 2024 and 2023, respectively. We have obtained marketing approval for EMPAVELI for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, and SYFOVRE for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA, in the United States and Australia.
•
Our prospects depend upon the commercial success of SYFOVRE and EMPAVELI. If we are unable to successfully commercialize SYFOVRE and EMPAVELI for their approved indications or develop and obtain marketing approval for or successfully commercialize pegcetacoplan for other indications, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed. SYFOVRE is currently only approved in the United States and Australia. We cannot be certain that we will be able to obtain regulatory approval for, and successfully commercialize, SYFOVRE in additional jurisdictions.
•
We or others may later discover that EMPAVELI or SYFOVRE is less effective than previously believed or causes safety issues that were not previously identified, which could compromise our ability, or that of our collaborators, to market the product or to obtain approval of the product for other indications.
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
•
Patients with PNH, C3G or primary IC-MPGN who were previously untreated may not start treatment with EMPAVELI or patients who are being treated for these diseases with other treatments may not switch to treatment with EMPAVELI. Patients with GA may not be diagnosed or seek treatment with SYFOVRE, may elect to be treated with a competitor treatment, or may fail to comply with the treatment regimen over the progression of the disease.
•
Current and future legislation may increase the difficulty and cost for us and our collaborators to obtain reimbursement of and commercialize our product candidates and affect the prices we, or they, may obtain.
•
If we are not able to maintain our agreements with wholesale distributors, specialty pharmacy providers, third-party payors, pharmacy benefit managers and group purchasing organizations, or maintain our products on formularies, the market opportunity and revenue for our products may be adversely affected.
•
EMPAVELI, SYFOVRE, or any other products that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do. In GA, we face competition from avacincaptad pegol. In PNH, we face competition from eculizumab, ravulizumab and iptacopan. We also face competition in C3G from iptacopan.
•
We have incurred debt under our financing agreement with Sixth Street Lending Partners. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and support our growth strategies.
•
The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaborators such as Swedish Orphan Biovitrum AB (Publ), or Sobi, from obtaining marketing approvals for systemic pegcetacoplan in indications other than PNH, C3G and primary IC-MPGN, intravitreal pegcetacoplan for indications other than GA or in jurisdictions other than the United States and Australia, or any other product candidate that we develop in any jurisdiction. As a result, we cannot predict when or if, and in which jurisdictions, we, or our collaborators, will obtain marketing approval for systemic pegcetacoplan in other indications, for intravitreal pegcetacoplan for GA in jurisdictions other than the United States and Australia or for any other product candidate that we develop in any jurisdiction.
•
If we or our collaborators experience any of a number of possible unforeseen events in connection with conducting clinical trials of our product candidates, or experience delays or difficulties in the enrollment of patients in such clinical trials, the potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

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

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. We believe this approach has the potential to effectively control diseases with high unmet need that are driven by excessive complement activation. We currently have two marketed drugs that target C3, the central protein in the complement cascade: SYFOVRE (pegcetacoplan injection), approved by the U.S. Food and Drug Administration, or FDA, in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA; and EMPAVELI (pegcetacoplan), approved by the FDA in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, and approved by the FDA in July 2025 for the treatment of C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN.

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for SYFOVRE, we intend to focus our commercialization efforts for SYFOVRE in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. We launched SYFOVRE in the United States in March 2023. For the years ended December 31, 2025 and 2024, we generated $586.9 million and $611.9 million, respectively, in U.S. net product revenue from sales of SYFOVRE. We are developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We initiated a Phase 2 multi-dose clinical trial of this combination in patients with GA in June 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI, and our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan. For the years ended December 31, 2025 and 2024, we generated $102.4 million and $98.1 million, respectively, in U.S. net product revenue from sales of EMPAVELI and received $13.2 million and $18.4 million, respectively, in royalties from Sobi.

We initiated two pivotal clinical trials with EMPAVELI in the fourth quarter of 2025, one for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and one for delayed graft function, or DGF. FSGS and DGF are both rare, severe nephrology conditions in which complement overactivation plays a significant role.

On July 1, 2025, we entered into a Royalty Buy-Down Agreement, or the Royalty Agreement, with Sobi under which Sobi paid us an upfront payment of $275.0 million, and agreed to pay up to an aggregate of $25.0 million upon the European Medicines Agency, or EMA, approval of Aspaveli for C3G and primary IC-MPGN, and we agreed to reduce Sobi’s royalty payment obligations under our Collaboration and License Agreement with Sobi, or the Sobi Collaboration Agreement, by 90%, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the amounts paid by Sobi to us under the Royalty Agreement. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%.

In January 2026, Sobi received EMA approval of Aspaveli for C3G and primary IC-MPGN. Sobi paid us our $25.0 million milestone in February 2026 under the Royalty Agreement.

Finally, we are developing new product candidates to further advance our pipeline. Through our collaboration with Beam Therapeutics, Inc., or Beam, we have commenced preclinical studies for APL-9099, a treatment targeting the neonatal Fc receptor, or FcRn, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing. We are also developing other programs with our proprietary in-house capabilities and under our Beam collaboration.

Our Strategy

We aim to become a leading biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet need through the inhibition of the complement system.

We have designed pegcetacoplan to target complement proteins centrally in the complement system at the level of C3 and its fragment C3b. We believe that this approach can result in broad inhibition of the complement pathways and has the potential to effectively control complement-dependent diseases. We believe that pegcetacoplan has the potential to be a best-in-class treatment and may address the limitations of existing treatment options or provide a treatment option where there is none.

We are leveraging our expertise in complement immunology to develop new pipeline candidates that may affect different components or pathways within the complement system, whether as independent treatments or as a supplement to the effects of pegcetacoplan.

To achieve our goals, we are pursuing the following strategies in 2026, with a continued focus on compassion and commitment to patients:

•
Transform the treatment of GA with SYFOVRE;
•
Maximize EMPAVELI’s impact in rare diseases; and
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

Geographic Atrophy

GA is a type of age-related macular degeneration, or AMD. According to the Brightfocus Foundation, over ten million people in the United States have some form of AMD. AMD is a disorder of the central portion of the retina in the eye, known as the macula, which is responsible for central vision and color perception. AMD affects vision in one or both eyes and results in progressive and chronic degeneration of the macula, often resulting in irreversible vision loss. AMD is a disease of aging, typically occurring after the age of 50. In the early stage of the disease, yellow deposits, or drusen, appear under the retina. Over time, the disease can progress to an intermediate stage where drusen deposits grow larger and other changes reflective of disease progression appear and then to an advanced stage associated with progressive and often severe vision loss which may be characterized as either GA or wet AMD. GA is characterized by a degenerative process resulting in the progressive loss of retinal cells, which over the course of several years results in blindness. Based on published studies, we estimate that at least five million people worldwide, including approximately 1.5 million people in the United States, are living with GA.

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

Our U.S. field sales team has been engaging with eyecare professionals, or ECPs, focusing specifically on retina specialists and treating ophthalmologists. Field teams are focused on SYFOVRE brand messaging, highlighting key advantages such as increasing effects over time, its strong clinical profile, and dosing flexibility. We also have a thought leader liaison team, which is focused on building advocacy with key opinion leaders in the retina space, and a strategic account team, which identifies and develops working relationships with key decision makers within targeted private equity groups and large accounts. Our marketing efforts are designed to reach ECPs through digital and print media. We seek to reach patients through direct-to-consumer disease state education and branded SYFOVRE messaging encouraging them to see their eye doctor if they have symptoms or a previous diagnosis. Additionally, our efforts have focused on increasing awareness of GA and SYFOVRE with general ophthalmologists and optometrists to ensure GA patients are able to connect with a retina specialist or ophthalmologist who can treat them. We launched a practice finder tool to help physicians and patients identify practices near them that have recently treated GA.

Our market access team has been engaging with primary and secondary payors representing a significant percentage of GA patients. We have also established a robust distribution network by partnering with key specialty distributors and specialty pharmacies to maximize product access by retina specialists. Finally, we have a field reimbursement team to educate practices and address access issues to fully support the reimbursement journey for SYFOVRE.

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

Our medical affairs team is engaging with ECPs through our presence at medical meetings and other in-person engagements. Throughout 2025, we participated in key scientific meetings, including the American Academy of Ophthalmology, Retina Society, FLORETINA, and Macula Society.

Clinical Development

Our registrational Phase 3 DERBY and OAKS trials evaluated the efficacy and safety of SYFOVRE in patients with GA secondary to AMD. The DERBY and OAKS trials were initiated in September 2018, and we presented reported 24-month results in August 2022. Prior to DERBY and OAKS, we completed the Phase 2 FILLY trial in August 2017. We conducted two post-marketing studies: GALE and GARLAND.

Post-Marketing Studies

We conducted a 36-month, open-label extension study (GALE) to evaluate the long-term safety and efficacy of SYFOVRE in patients with GA secondary to AMD. The objectives of the study were to evaluate the long-term incidence and severity of ocular and systemic treatment emergent adverse events as well as change in the total area of GA lesions as measured by fundus autofluorescence. Approximately 800 patients enrolled into the GALE extension study.

In February 2026, we presented data from GALE following five years of continuous treatment with SYFOVRE. Results showed that SYFOVRE continued to demonstrate increasing treatment effects over time. In November 2025, we announced five-year data from a post hoc analysis of the GALE extension study, which demonstrated that SYFOVRE delayed the progression of GA by approximately one-and-a-half years in patients with nonsubfoveal GA when compared to sham/projected sham.

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

SYFOVRE and APL-3007

In January 2025, we shared data from a Phase 1 trial of APL-3007, our siRNA, in healthy volunteers showing greater than 90% knockdown of C3 as measured by the remaining levels of protein in the blood. Based on the results of this study, we are developing a next generation treatment for GA by combining SYFOVRE plus APL-3007, which we believe may comprehensively block complement activity in the retina and the choroid. We believe that with less C3 present in the eye following administration with APL-3007, there may be a greater degree of efficacy contribution from SYFOVRE. We initiated a Phase 2 multi-dose trial of the combination in patients with GA in June 2025 to evaluate the safety, biologic activity and pharmacodynamics of multiple doses of APL-3007 in combination with SYFOVRE.

Product Development

We developed a single package for SYFOVRE, or co-pack, that contained SYFOVRE vials packaged with the necessary ancillaries for its administration. The co-pack standardizes administration of SYFOVRE and provides physicians with a more convenient way to store and handle the drug and ancillaries. The co-pack also streamlines both distribution operations and receipt by customers. We made the supply of the co-pack available in the fourth quarter of 2025.

We are also developing a single dose, sterilized prefilled syringe for SYFOVRE, which we believe will provide physicians with a new way to administer SYFOVRE that requires fewer steps compared to the current administration. We plan to submit for regulatory approval in the first half of 2026.

Rare Diseases

EMPAVELI in PNH

EMPAVELI received orphan drug designation from the FDA for the treatment of PNH in April 2014 and we launched EMPAVELI in the United States for patients with PNH following its approval by the FDA in May 2021. We believe that EMPAVELI elevates the standard of care for patients with PNH.

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

Our market access team is engaging with primary and secondary payors representing a significant percentage of PNH patients. Our discussions with primary and secondary payors have yielded positive feedback on the clinical profile of pegcetacoplan and resulted in EMPAVELI being added to several positive formulary positions. We implemented a limited distribution specialty pharmacy model, which we believe provided patients with a consistent, positive experience at the time of treatment initiation and long-term assistance to the extent needed.

We also have ApellisAssist, a patient-focused program specifically designed to assist patients with onboarding, product training and ongoing support with pegcetacoplan treatment, and we have built a care educator team to connect directly with PNH patients and their caregivers to provide education and training on the use of pegcetacoplan.

Our medical affairs team is engaging with physicians through our presence at medical meetings and other in-person engagements. In December 2025, we participated in the American Hematology Society, or ASH, annual meeting.

Development in PNH

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

EMPAVELI in Nephrology

We launched EMPAVELI in the United States for patients with C3G and primary IC-MPGN, following approval by the FDA in July 2025. C3G and primary IC-MPGN are rare, debilitating kidney diseases that affect an estimated 5,000 people in the United States. Symptoms of these diseases include blood in the urine, dark foamy urine due to the presence of protein, swelling, and high blood pressure. Approximately 50% of people living with C3G and primary IC-MPGN ultimately suffer kidney failure within five to 10 years of diagnosis. Although primary IC-MPGN is considered a distinct disease from C3G, the underlying cause and progression of the two diseases are similar and include overactivation of the complement cascade, with excessive accumulation of C3 breakdown products in the kidney causing inflammation and damage to the organ. Since pegcetacoplan is designed to prevent C3 activation, we believe it has the potential to prevent further deposition of C3 activation products in the glomeruli, which may protect the kidney from further injury.

We initiated two pivotal studies with EMPAVELI in focal segmental glomerulosclerosis, or FSGS, and delayed graft function, or DGF, in the fourth quarter of 2025. Complement plays a significant role in both diseases, and there are currently no FDA-approved therapies. FSGS is a rare kidney disease that causes scarring in the glomeruli and, similar to C3G and primary IC-MPGN, results in end stage kidney disease within 5-10 years for approximately half of patients. There are an estimated 13,000 primary FSGS patients in the United States. DGF is a complication in kidney transplantation where the transplanted kidney fails to function and typically requires dialysis within the first week of transplant. This negatively affects the long-term survival of the kidney and overall patient outcomes. In 2023, there were an estimated 21,000 transplants in the U.S. using deceased donor kidneys, of which DGF occurred in 30-35% of them.

EMPAVELI in FSGS

Study APL2-FSG-319 is a sequential Phase 2/3 study that evaluates the efficacy and safety of twice-weekly subcutaneous (SC) infusions of pegcetacoplan in patients diagnosed with FSGS. The initial phase 2 portion is a single-arm, open-label study in adults diagnosed with FSGS. The phase 3 portion of the study is a randomized, placebo-controlled, double-blinded, multicenter study in patients diagnosed with FSGS. An independent data monitoring committee will review efficacy and safety data collected from adults in phase 2 prior to initiation of phase 3 of this study. Both the phase 2 portion and phase 3 portion consist of an up to 8-week screening period, 104-week treatment period, and 8- week follow-up period. The primary objective of both phases of the study is to assess the efficacy of pegcetacoplan in participants with FSGS on the basis of a reduction of proteinuria.

EMPAVELI in DGF

Study APL2-DGF-318 a randomized, double-blind, placebo-controlled, study conducted in participants with end-stage kidney disease who are receiving a deceased donor kidney transplantation from deceased donors who are considered to be at high risk for

DGF. An initial open-label sentinel portion of the study will be conducted in approximately 6 participants prior to the start of enrollment in the randomized controlled portion of the study. Both the sentinel portion and randomized controlled portion of the study will consist of an up to 16-week screening period, 90-day treatment period, and 40-week follow-up period. The primary objective of the study is assess the efficacy of pegcetacoplan compared with that of placebo in participants at high risk of DGF following donor kidney allograft transplant surgery; the primary endpoint is time to freedom from dialysis to Day 90.

Regulatory Matters and Clinical Development

EMPAVELI received orphan drug designation from the FDA for the treatment of C3G in December 2018.

In August 2024, we announced positive results from our VALIANT study, a randomized, placebo-controlled, double-blinded, multi-center Phase 3 trial in 124 patients who are 12 years of age and older with naive and post-transplant recurrence C3G or primary IC-MPGN. The VALIANT study demonstrated positive effects on the three key markers of disease at Week 26: a 68% reduction in proteinuria in pegcetacoplan-treated patients compared to placebo (p<0.0001), the primary endpoint. Results were consistent across all subgroups, including disease type, age, and transplant status. Additionally, pegcetacoplan-treated patients achieved stabilization of kidney function (nominal p=0.03), as measured by estimated glomerular filtration rate, and a substantial proportion of patients achieved a reduction in C3c staining intensity (nominal p<0.0001). Pegcetacoplan also demonstrated favorable safety and tolerability results, consistent with its established profile.

In October 2023, we announced positive results from our NOBLE trial, a randomized, placebo-controlled Phase 2 trial in post-transplant recurrence of C3G and primary IC-MPGN. Specifically, at 12 weeks, 80% of patients showed a reduction in C3c staining by one or more orders of magnitude of intensity from baseline, the primary endpoint, and 40% of patients showed zero staining intensity, indicating that C3c deposits were cleared. Patients also showed improvements across key clinical measures, including a mean reduction in proteinuria, and stabilized kidney function. There were no discontinuations due to treatment-emergent adverse events.

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

We initiated two pivotal studies with EMPAVELI in FSGS and DGF in the fourth quarter of 2025. Complement plays a significant role in both diseases, and there are currently no FDA-approved therapies. FSGS is a rare kidney disease that causes scarring in the glomeruli and, similar to C3G and primary IC-MPGN, results in end stage kidney disease within 5-10 years for approximately half of patients. There are an estimated 13,000 primary FSGS patients in the United States. DGF is a complication in kidney transplantation where the transplanted kidney fails to function and typically requires dialysis within the first week of transplant. This negatively affects the long-term survival of the kidney and overall patient outcomes. In 2023, there were an estimated 21,000 transplants in the U.S. using deceased donor kidneys, of which DGF occurred in 30-35% of them.

Collaboration and License Agreement and Royalty Agreement with Sobi

On October 27, 2020, we and our subsidiaries, Apellis International GmbH (f/k/a Apellis Switzerland GmbH) and APL DEL Holdings, LLC, entered into the Sobi Collaboration Agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, which we collectively refer to as the Licensed Products.

Under the Sobi Collaboration Agreement, we granted Sobi an exclusive (subject to certain rights we retain), sublicensable license of certain patent rights and know-how to develop and commercialize Licensed Products in all countries outside of the United States.

We retain the right to commercialize Licensed Products in the United States and, subject to specified limitations, to develop Licensed Products worldwide for commercialization in the United States.

Under the Sobi Collaboration Agreement, we and Sobi agreed to collaborate to develop Licensed Products for certain indications, including PNH, C3G, primary IC-MPGN and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of us in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products, the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights. In July 2025, we and Sobi decided to discontinue development of systemic pegcetacoplan for Transplant-associated Thrombotic Microangiopathy (TA-TMA) (inclusive of HSCT-TMA), following completion of the Phase 2 study and a strategic assessment of the TA-TMA market landscape. We and Sobi are not collaborating on other development activities for the Licensed Products for additional indications. As of December 31, 2025 and 2024, the Company recognized $10.6 million and $9.9 million, respectively, of contra‑research and development expense related to reimbursements from Sobi for certain agreed upon development activities.

We agreed to supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement negotiated by the parties. The Sobi Collaboration Agreement grants Sobi the right to perform or have performed drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture or have manufactured drug substance under certain circumstances.

Through June 30, 2025, we were entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. On July 1, 2025, we and certain of our subsidiaries entered into the Royalty Agreement, under which we agreed to reduce Sobi’s royalty payment obligations under the Sobi Collaboration Agreement by 90%, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the amounts paid by Sobi to us under the Royalty Agreement. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%. We remain responsible for our license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania, or Penn, as a licensor of Apellis.

We received $13.2 million and $18.4 million in royalties from Sobi during the year ended December 31, 2025 and 2024, respectively.

Unless earlier terminated, the Sobi Collaboration Agreement will expire upon the expiration of the last royalty term for the last Licensed Product outside of the United States. The Sobi Collaboration Agreement may be terminated in its entirety by Sobi upon 90 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the agreement in its entirety in the event of the other party’s uncured material breach. In addition, we may, subject to specified cure periods, terminate the agreement in any of China, Japan, Brazil, or Canada if Sobi materially breaches its obligation to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize a Licensed Product for PNH in such country. Either party may also terminate the agreement under specified circumstances relating to the other party’s insolvency. We may terminate the Sobi Collaboration Agreement in the event Sobi or its specified affiliates or sublicensees challenges the validity, scope or enforceability of the licensed patent rights under specified circumstances.

Research Collaboration with Beam

In June 2021, we entered into an exclusive five-year research collaboration, or the Beam Collaboration Agreement, with Beam focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. We and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the Beam Collaboration Agreement, we are responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain, or the Target List, and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the Beam Collaboration Agreement, Beam is prohibited from developing on its own or with a third-party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. We will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with us with respect to any one program licensed under the Beam Collaboration Agreement and upon such election any license agreement in place at that time, would be terminated.

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

In August 2025, we opted in and entered into a license agreement with Beam, or the Beam License Agreement, to collaborate on the FcRn in the liver, which triggered an upfront milestone payment of $3.8 million, paid in September 2025. Under the Beam License Agreement, we may pay Beam up to $168.8 million in regulatory and development milestones, up to $215.0 million in sales-based milestones, and may owe low single-digit royalties on annual net sales within the licensed territory.

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

As of December 31, 2025, we own a total of 31 U.S. patents and 29 pending U.S. patent applications, including original filings, continuations, and divisional applications, as well as numerous foreign counterparts of many of these patents and patent applications.

Pegcetacoplan is an analog of the cyclic peptide compstatin, based on technologies that we have developed internally or have exclusively licensed from Penn.

Our patents and patent applications include families of United States and foreign patent and patent applications relating, for example, to the composition of matter of certain compstatin analogs with a prolonged in vivo half-life, including pegcetacoplan, and/or to methods of treatment and dosing regimens for treating particular complement-dependent diseases. Patents in these families would expire in 2032 or 2033. We have submitted applications for patent term extension for certain of these patents. Our patent applications also include families relating in part to particular doses and dosing regimens for intravitreally or subcutaneously administered pegcetacoplan that are granted or pending in the United States and a number of other jurisdictions. Patents in these families would expire between 2036 and 2038. Seven of our U.S. patents are listed for EMPAVELI in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Our filings also include certain U.S. and foreign patents and patent applications relating to methods of treating eye disorders associated with complement activation. These patent rights include issued U.S. patents with claims to methods of treating AMD by administration of compstatin analogs and a granted European patent with claims to a class of compstatin analogs for use in treatment of macular degeneration. These patents have terms that extend into 2026. Eight of our U.S. patents are listed for SYFOVRE in the FDA’s Orange Book. We also own a patent family relating in part to use of C3 inhibitors, including pegcetacoplan, to facilitate gene therapy with AAV vectors. Patents in this family would have terms extending into 2040. In addition, we own patent families relating to use of pegcetacoplan for the treatment of PNH or for the treatment of GA that have terms extending into 2041 through 2043.

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

Our royalty obligation with respect to each licensed product in a country extends until the later of the expiration of the last-to-expire patent licensed from Penn covering the licensed product in the country or the expiration of a specified number of years after the first commercial sale of the licensed product in the country. As of December 31, 2025 and 2024, respectively, we have incurred royalty expense of $7.3 million and $6.4 million on sales of EMPAVELI and Aspaveli.

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

From January 2021 through December 2025, we have made sublicense payments totaling $30.5 million and development and sales milestone payments totaling $3.5 million to Penn.

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

From 2023 through December 2025, we paid $7.3 million related to regulatory and sales milestones for SYFOVRE to Penn.

For the years ended December 31, 2025 and 2024, we have incurred royalty expense of $19.1 million and $19.8 million, respectively, as a result of sales of SYFOVRE.

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

GA. In August 2023, Astellas Pharma US Inc. received FDA approval for avacincaptad pegol, a C5 inhibitor, for the treatment of GA. We are aware of other companies that are actively developing product candidates for the treatment of GA, including the following product candidates that are in clinical development: vonaprument (formerly known as ANX007), an intravitreal C1q inhibitor being developed by Annexon Biosciences, Inc. in Phase 3 clinical trials; pozelimab, a subcutaneous C5 antibody developed by Regeneron Pharmaceuticals Inc. in combination with cemdisiran, an RNAi therapeutic targeting C5 developed by Alnylam Pharmaceuticals, Inc., and cemdisiran monotherapy in Phase 3 clinical trials; JNJ1887 , an intravitreal gene therapy targeting CD59 being developed by Johnson & Johnson Innovative Medicine in Phase 2 clinical trials; AVD104, an intravitreal glycan-coated nanoparticle targeting macrophage and complement factor H, being developed by Aviceda Therapeutics, Inc., which plans to initiate in Phase 3 clinical trials; BI 771716, an intravitreal C3 antibody fragment being developed by Boehringer Ingelheim Pharmaceuticals, Inc., or Boehringer Ingelheim, in Phase 2 clinical trials; SAR 446597, an intravitreal dual-complement targeting gene therapy being developed by Sanofi S.A. in Phase 2 clinical trials; and other product candidates that do not target the complement system that are either in Phase 3 or in Phase 2 clinical trials, including but not limited to therapies being developed by Stealth BioTherapeutics, Inc., Belite Bio, Inc., Lineage Cell Therapeutics, Inc. (in collaboration with Roche Holding AG, or Roche/Genentech, Inc.), Boehringer Ingelheim, ONL Therapeutics, Inc., ADARx Pharmaceuticals, Inc., AbbVie Inc., Ocugen Inc., and Novartis AG, or Novartis, has initiated a Phase 2 trial of orally administered iptacopan, a factor B inhibitor, in patients with early or intermediate AMD.

PNH. The principal competitors for EMPAVELI are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), which are C5 inhibitors marketed by AstraZeneca Pharmaceuticals LP, or AstraZeneca. The FDA approved danicopan as an add-on treatment to eculizumab and ravulizumab in April 2024. In December 2023, the FDA approved iptacopan, which is marketed by Novartis, for the treatment of adults with PNH. Iptacopan is an oral, Factor B inhibitor of the alternative complement pathway. The FDA approved crovalimab, an anti-C5 antibody developed by Roche and Chugai Pharma USA, Inc., in the United States in June 2024.

We are aware of several other companies that are actively developing product candidates using complement inhibition for the treatment of PNH in late-stage clinical development, including pozelimab + cemdisiran, currently in Phase 3 clinical trials, as well other products in early stages of development.

Amgen Inc. developed BKEMV, a biosimilar for eculizumab, which has been approved in the U.S., as has Epysqli from Samsung Bioepis Co., Ltd.. Other non-U.S. entities are developing biosimilars for eculizumab in local markets. The approval of a biosimilar or a generic to one of our products or a product with which we compete could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products or the other products with which we compete.

C3G. In March 2025, Novartis received FDA approval for iptacopan, a Factor B inhibitor, for the treatment of C3 glomerulopathy. We are aware of other companies that are actively developing product candidates for the treatment of C3G, including the following product candidates that are in clinical development: OMS906, (or zaltenibart), a MASP-3 inhibitor monoclonal antibody being developed by Novo Nordisk Health Care AG, or Novo Nordisk (formerly, Omeros Corp.), in a Phase 2 trial; KP104, an anti C5-Factor H bifunctional protein being developed by Kira Pharmaceuticals, LLC, currently in a Phase 2 renal basket trial; and ARO-C3, an RNAi to reduce C3 production developed by Arrowhead Pharmaceuticals, Inc., currently in a Phase 1/2 renal basket trial.

IC-MPGN. We are aware of potential treatments in clinical development for primary IC-MPGN, including iptacopan being developed by Novartis, currently in Phase 3 clinical trials, and OMS906 (zaltenibart), a MASP-3 inhibitor monoclonal antibody being developed by Novo Nordisk, in a Phase 2 clinical trial.

FSGS. We are aware of potential treatments in clinical development for FSGS, including sparsentan, an Ang/endothelin II antagonist from Travere Therapeutics Inc.; Inaxaplin, an APOL1 inhibitor being developed by Vertex Pharmaceuticals Incorporated; DMX-200, a CCR2 inhibitor being developed by Dimerix Limited; and BI 764198, a TRPC6 inhibitor being developed by Boehringer Ingelheim, all in Phase 3 trials.

DGF. We are aware of potential treatments in clinical development for DGF, including avulizumab, a C5 antibody marketed as Ultomiris by AstraZeneca in a Phase 3 trial; and ARGX117, a C2 antibody under development by Argenx SE in a Phase 2 clinical trial.

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

For EMPAVELI and SYFOVRE we have defined our marketing, disease education, patient support and distribution strategies, identified primary and secondary payors representing a significant percentage of patients with PNH, C3G, primary IC-MPGN and GA, and have built our field market access teams and our sales teams.

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

The initial term of the Bachem Agreement ended on December 31, 2025 and was automatically renewed for an additional two-year term. We may terminate the Bachem Agreement in the event any required license, permit or certificate of Bachem related to the manufacturing facility or the drug substance is not approved or issued (or is withdrawn) by the relevant governmental authority. Additionally, each party may terminate the Bachem Agreement upon an uncured material breach of the Bachem Agreement by the other party or upon the other party’s insolvency or bankruptcy.

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

Under the NOF Agreement, NOF’s affiliate, NOF America Corporation, supplies PEG to us on a non-exclusive basis. NOF agreed to manufacture and deliver PEG to us in accordance with purchase orders issued by us pursuant to the NOF Agreement. We may purchase PEG or any polyethylene glycol derivative from other third-party suppliers. Notwithstanding the foregoing, we agreed to purchase at least a minimum purchase obligation, which will be based on our 24-month rolling forecasts as set forth in the NOF Agreement. In the event we fail to meet the minimum purchase obligation, we will pay NOF the amount equal to a specified percentage of the remaining quantity of the minimum purchase obligation for the relevant time period, in addition to any payments due for all outstanding firm orders. We may eliminate the minimum purchase obligation on or before October 1 of the preceding calendar year by paying a specified percentage of the then-applicable supply price of the remaining minimum purchase obligation for the remainder of the term. In September 2024, we terminated the minimum purchase obligation with NOF for 2025. As a result of this termination, we incurred an expense of $6.4 million, which is included in Cost of sales on the consolidated statements of operations and comprehensive income/(loss). As the amount was due in January 2026, it is included in current liabilities on the consolidated balance sheet as of December 31, 2025.

The term of the NOF Agreement has been extended through December 31, 2030. Either party may terminate the NOF Agreement upon an uncured material breach by the other party, upon the other party’s insolvency or bankruptcy or for convenience upon twenty-four (24) months prior written notice. We may terminate the NOF Agreement for safety, efficacy or regulatory issues. If the NOF Agreement is terminated by NOF for convenience or by us for NOF’s breach, we have no minimum purchase obligations and any agreement to buy out such minimum purchase obligations shall be of no force or effect.

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

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. A company, institution or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biologic product in the United States must typically secure the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations and standards;
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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA or BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems, or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing may continue after the IND is submitted.

Companies usually must complete some long-term preclinical testing, such as carcinogenicity and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Reporting Clinical Trial Results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S., National Institutes of Health, or the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial.

The PHSA grants the Secretary of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants. As of January 31, 2026, the FDA had issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. These notices have not resulted in civil monetary penalties.

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

In December 2022, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by the Food and Drug Omnibus Reform Act, or FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. In response to an Executive Order issued by President Trump on January 21, 2025, on diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” In light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs.

In September 2025, the FDA issued final guidance with updated recommendations for current Good Clinical Practices aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments, or COAs, in clinical trials, and the role that COAs may play in in evaluating the clinical benefit of a medical product.

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

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA's responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the United States. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the United States. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump on May 5, 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the United States.

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

On June 17, 2025, the FDA announced the creation of the Commissioner’s National Priority Voucher, or CNPV, Program. Vouchers issued under the CNPV Program can reportedly be redeemed by sponsors to shorten the review time of an NDA or BLA from approximately ten to twelve months to one to two months. The CNPV Program will convene experts from the FDA’s offices for a team-based review rather than using the standard review system. Clinical information will be reviewed by a multidisciplinary team of physicians and scientists who will pre-review the submitted information and convene for a one-day meeting. Vouchers under the CNPV Program will reportedly be given to companies aligned with U.S. national priorities.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

The fee required for the submission and review of an application under the PDUFA is substantial (for example, for federal fiscal year 2026 this application fee is $4,682,003), and the sponsor of an approved application is also subject to an annual program fee, currently set at $442,213 per eligible prescription product for federal fiscal year 2026. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the FDA will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

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

The FDA has typically interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If FDA determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, the FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness.

In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. The FDA also issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. The FDA has not yet finalized such guidance, but, in December 2025, the FDA signaled that it is considering only requiring one clinical trial for approval of most drug products. The FDA indicated at such time that it may issue guidance regarding this change through a press release or other means, however, the FDA has not yet issued such guidance.

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

The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with the submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

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

On September 9, 2025, President Trump issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance, but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products. In addition, in October 2023, the FDA published draft guidance outlining the FDA's non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or the PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. In November 2013, the federal Drug Supply Chain Security Act became effective in the United States, mandating an industry-wide, electronic, interoperable system to trace prescription products through the pharmaceutical distribution supply chain with a ten-year phase-in process. Manufacturers were required by November 2023 to have such systems and processes in place. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced distribution security requirements for eligible trading partners for particular periods of time.

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

The FDA and the U.S. Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the Eleventh Circuit (Catalyst Pharms., Inc. v. Becerra) in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” On January 23, 2023, the FDA announced that, in matters beyond the scope of that order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. In February 2025, a federal district court in Washington, D.C. fully embraced the reasoning in the Eleventh Circuit decision in another court decision (Neurelis v. Brenner) challenging the scope of orphan drug exclusivity, and in April 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

A 510(k) must demonstrate that the proposed device is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating a 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance, but the FDA may request such data. The FDA seeks to review and act on a 510(k) within 90 days of submission, but it may take longer if the FDA finds that it requires more information to review the 510(k). If the FDA concludes that a new device is not substantially equivalent to a predicate device, the new device will be classified in Class III and the manufacturer will be required to submit a PMA to market the product. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law.

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

Review, Approval and Regulation of Drug Products in the European Union

To market any product outside of the United States, a sponsor must also comply with numerous regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, or EU, and together, EU Member States, before it can commence clinical trials or marketing of the product in those countries or jurisdictions. This process in the EU generally follows the same lines as in the United States and requires the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication.

Preclinical Studies

Before a product enters clinical testing in the EU, the sponsor must conduct preclinical studies to demonstrate the safety of the investigational product for such clinical testing. These studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. In particular, preclinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with GLP principles, which reflect the requirements of the Organization for Economic Co-operation and Development, or OECD.

Human Clinical Trials in Support of a Marketing Authorization

Clinical trials in the EU are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which replaced the prior Clinical Trials Directive 2001/20/EC, or CTD. The CTR is designed to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State submits a single application for approval. The submission is made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. All clinical trials in the EU (including those which are ongoing) are subject to the CTR

The CTR streamlines the process and includes a single set of documents to be prepared and submitted for the application, simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, and Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure is governed by the national law of the relevant EU Member State.

As in the United States, sponsors conducting certain clinical studies in the EU must post clinical trial information at the EudraCT website: https://eudract.ema.europa.eu.

Pediatric Studies

Prior to obtaining a marketing authorization in EU, sponsors must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a sponsor wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when the development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines whether a sponsor has complied with the agreed studies and measures listed in each relevant PIP.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, which are often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need, and it provides for the accelerated assessment of product candidates that represent substantial innovation. Products from small- and medium-sized enterprises, or SMEs, may qualify for early entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once an application has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product candidate at EMA’s Committee level.

Marketing Authorization

To obtain a marketing authorization, or MA, for a product under the EU regulatory system, a sponsor must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States, including the decentralized procedure, national procedure, or mutual recognition procedure.

The centralized procedure provides for the grant of an MA by the European Commission, or EC, that is valid for all EU Member States. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for certain types of product candidates, including those produced by certain biotechnological processes, designated as orphan drug products, that are advanced therapies, and that have a new active substance indicated for the treatment of certain diseases, including cancer. However, the centralized procedure may be optional for product candidates with a new active substance indicated for the treatment of other diseases and product candidates that are highly innovative or for which a centralized process is in the interest of patients. Sponsors must demonstrate the quality, safety, and efficacy of their product candidates to the EMA, which provides an opinion regarding the MAA. The EC then decides whether to grant or refuse the MA in light of the opinion delivered by the EMA.

The CHMP was established at the EMA and plays a vital role in the authorization of medicines in the EU. The CHMP provides scientific advice to sponsors investigating and developing new medicines, prepares scientific guidelines and regulatory guidance to help sponsors prepare MAAs, and cooperates with international partners on the harmonization of regulatory requirements. With respect to MAAs filed under the centralized procedure, the CHMP is responsible for conducting an initial assessment of a product candidate and the data supporting approval of the MAA. The maximum timeframe for the evaluation of an MAA is 210 days, excluding interruptions when additional information or written or oral explanation is to be provided by the sponsor in response to questions from the CHMP. Accelerated evaluation with a time limit of 150 days may be granted by the CHMP in exceptional cases.

On the basis of its review, the CHMP provides a scientific opinion on whether or not an MA should be granted for a product candidate. Within 15 calendar days of receipt of a final opinion from the CHMP, the EC must prepare a draft decision concerning an MAA. This draft decision must take the CHMP opinion and any relevant provisions of EU law into account. Before arriving at a final decision, the EC must consult the Standing Committee on Medicinal Products for Human Use. This committee is composed of representatives of the EU Member States and is chaired by a non-voting EC representative.

The decentralized marketing authorization procedure, or MRP, requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product candidate is applying to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State, or RMS, prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report. If the relevant EU Member State cannot approve the RMS’s assessment report due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the EC, whose decision is binding on all EU Member States.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the MA of a product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

Periods of Authorization and Renewals

An MA is initially valid for five years and may be renewed after five years following a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. In connection with seeking a renewal, the MA holder must provide the EMA or the competent authority of the EU Member State with a consolidated version of the data in respect of quality, safety and efficacy or the medicine, including all variations introduced since the MA was granted, at least six months before the MA ceases to be valid. The EC or the competent authority of the EU Member State may decide, on justified grounds relating to pharmacovigilance, to proceed with an additional five-year period of MA. Once definitively renewed, the MA shall be valid for an unlimited period. If a renewed MA is not followed by the actual placing of the medicine on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State within three years after renewal, and is no longer actually present on the applicable market for three consecutive years, the MA ceases to be valid.

Marketing Authorization Under Exceptional Circumstances

The EC may grant a “marketing authorization under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004. This authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because: the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence; given the present state of scientific knowledge, comprehensive information cannot be provided; or it would be contrary to generally accepted principles of medical ethics to collect such information.

A marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following: the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit-risk profile; the medicine in question may be supplied by medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to an annual process to review and reassess the risk-benefit balance. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization under exceptional circumstances, however, follows the same rules as a standard MA. Thus, it is granted for an initial five-year period, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

Conditional Marketing Authorization

The EC may also grant a “conditional marketing authorization” to a product prior to obtaining the comprehensive clinical data required for an MAA under Article 14-a of Regulation (EC) No 726/2004. A conditional marketing authorization may be granted for a product candidate (including product candidates designated as orphan drug products) if: (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product candidate fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the product candidate outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations.

Post-Approval Regulatory Requirements

Following the issuance of an MA for a product, the sponsor of the MA is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of products. These requirements include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which may include post-authorization studies and additional monitoring obligations. Further, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the EC Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

At the same time, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Regulatory Exclusivity

New products approved on the basis of a complete data package currently qualify for eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents sponsors that seek MA of generic products from referencing the innovator’s data in support of an abbreviated application. During the additional two-year period of market exclusivity, a generic MAA can be submitted and the innovator’s data may be referenced in that application, but no generic product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period may be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder for the innovative product obtains an authorization for one or more new therapeutic indications which are determined to bring a significant clinical benefit in comparison with existing therapies.

In November 2020, the EC launched a review of the EU’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative measures was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory exclusivity protection. On December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

Orphan Drug Designation and Exclusivity

As in the United States, a product candidate can be designated as an orphan drug by the EC if its sponsor can establish that the product candidate is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU that without incentives is unlikely to generate sufficient return from marketing in the EU to justify the necessary investment. For either of these categories, the sponsor must demonstrate that there is no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product candidate will be of significant benefit to those affected by the condition.

If a product candidate is designated as an orphan drug, the product candidate will be eligible for a range of benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized MRP covering all EU Member States and a reduction or elimination of registration and MA fees.

Further, if and when the product candidate is authorized for marketing, the orphan product will be entitled to ten years of market exclusivity in all EU Member States. However, an MA may be granted to a similar product with the same orphan indication during the ten-year period with the consent of the MA holder of the original orphan product or if the manufacturer of the original orphan product is unable to supply sufficient quantities. An MA may also be granted to a similar product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan product is sufficiently profitable not to justify maintenance of market exclusivity.

Pediatric Exclusivity

If a sponsor obtains an MA in all EU Member States, or an MA granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the application, even when negative, the product is eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Patent Term Extensions

The EU provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are set out in Regulation (EC) 469/2009 and are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis.

Pricing Decisions

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals, and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices.

General Data Protection Regulation

There are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is subject to the EU’s General Data Protection Regulation, or GDPR, which became effective in 2018. The GDPR is wide-ranging in scope, imposes numerous requirements on companies that process personal data, and imposes heightened requirements on companies that process health and other sensitive data. These requirements include, in many situations, that a company obtain consent from an individual before processing their sensitive personal data.

Examples of obligations imposed by the GDPR on companies processing personal data within its scope include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notifications of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to the greater of €20 million or 4% of annual global revenues. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Following the July 2020 Court of Justice of the EU judgement invalidating the so-called EU-U.S. Privacy Shield, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the EU (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

Review, Approval and Regulation of Drug Products in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, is responsible for approving all products destined for the United Kingdom market (Great Britain and Northern Ireland). The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing products that existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed to replace the prior requirements in the United Kingdom that were based on the repealed CTD, which has been replaced by the CTR.

In addition, as of January 1, 2024, an international recognition procedure, or IRP, applies in the United Kingdom and is designed to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to sponsors that have previously received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs include the FDA, EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, and the FDA for approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion is an RR authorization for the purposes of IRP.

Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The U.K. government has determined that it considers all EU Member States and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the EU/EEA remain unaffected. Further, the EC decided in June 2021 that the level of data protection in the United Kingdom is “essentially adequate” for purposes of data transfer from the EU to the United Kingdom. On December 19, 2025, the EC renewed this decision until December 27, 2031. The United Kingdom and the United States have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer personal data from United Kingdom to the United States.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation but, with passage of the One Big Beautiful Bill Act in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

In June 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca PLC’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the U.S. Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. Thereafter, on July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the Trump Administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a gross domestic product of $400 billion and a per capita gross domestic product that is at least 60% of the U.S. per capita gross domestic product (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payors are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees and Human Resources

As of December 31, 2025, we had 733 full-time employees and six part-time employees. Of these employees, 686 were based in the United States, 53 were based in international locations and 69 held Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also retain independent contractors to support the goals of our organization. We are committed to providing a positive employee experience and a culture that embodies our values.

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

Our full-time U.S. employees are all eligible to participate in our health, vision, dental, life, and long-term disability insurance plans. We fund employer contributions for employees enrolled in the high deductible medical plan, which help to cover healthcare expenses pre-tax, and we also offer employees a flexible spending account for both healthcare and dependent care needs. Our employees outside of the United States receive competitive compensation and benefits that are regularly benchmarked to ensure market norms and reflect our standards. All employees globally have access to complimentary virtual fitness programs, mental and emotional health support services, as well as support programs to assist working parents with childcare and tutoring. This benefit also extends to eldercare, pet care, and other needs facing our diverse global team.

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

Information in any ESG Sustainability Report that we may publish is not incorporated by reference into this Form 10-K. We look forward to continuing our commitment to giving back to our local communities in 2026 and beyond.

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

Item 1A. Risk Factors

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

We have incurred significant annual net operating losses in every year since our inception. We expect to continue to incur significant expenses for the foreseeable future. Our net income was $22.4 million for the year ended December 31, 2025, and our net losses were $197.9 million and $528.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $3.0 billion. While we are now generating substantial revenue from sales of SYFOVRE and EMPAVELI, we have primarily financed our operations to date through the sale of our common stock in our public offerings, the sale of convertible notes, private placements of our preferred stock prior to our initial public offering, the development funding agreement with SFJ Pharmaceuticals Group, or SFJ, the financing agreement with Sixth Street Lending Partners, or Sixth Street, the collaboration agreement with Swedish Orphan Biovitrum AB (Publ), or Sobi and the Royalty Agreement with Sobi. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials across several disease indications, and the commercialization of SYFOVRE and EMPAVELI. Our operating results may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect to continue to incur significant expenses for the foreseeable future and while we anticipate achieving net operating income based on our current operating plan, we may not sustain profitability and could incur losses in the future. We anticipate that we will continue to incur increasing expenses if and as we:

•
continue to commercialize EMPAVELI in the United States and commercialize SYFOVRE for the treatment of GA in the United States, Australia, and select other jurisdictions;
•
prioritize the ongoing development of EMPAVELI and focus our research initiatives on high potential opportunities, including APL-3007 and APL-9099;
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

Our ability to become and remain profitable depends on our ability to generate significant product revenue. Our ability to generate significant revenue will require us to successfully commercialize EMPAVELI and SYFOVRE in the approved indications. While we have generated product revenue from sales of EMPAVELI since May 2021 and SYFOVRE since March 2023, we have not generated sufficient revenue to achieve profitability and there can be no assurance that we will generate sufficient revenue to achieve profitability in the next several years, or at all. Even if we achieve profitability, there can be no assurance that we will be able to maintain profitability.

The successful commercialization of our approved products is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet expectations of market potential, including by pharmaceutical companies with more experience and resources than us. We do not anticipate our revenue solely from sales of EMPAVELI will be sufficient for us to become profitable for several years, if at all. Our prospects depend substantially upon the commercial success of SYFOVRE.

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

We are continuing to devote significant resources to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI, C3G and primary IC-MPGN and SYFOVRE, and if our cash, cash equivalents, and cash generated from sales of EMPAVELI and SYFOVRE are not sufficient to fund our planned expenditures, we will need to finance our cash needs through external sources of funds.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and preparing for commercial launch, is a very time-consuming, expensive and uncertain process that takes years to complete. We have consumed substantial amounts of cash since our inception. For example, in the year ended December 31, 2025, we generated net cash from operating activities of $45.3 million, which included significant non-recurring licensing and other revenue, however, for the years ended December 31, 2024 and December 31, 2023, we used net cash of $87.9 million and $594.7 million, respectively. As of December 31, 2025, our cash and cash equivalents were $466.2 million. We expect our expenses to continue, particularly as we continue to commercialize EMPAVELI and SYFOVRE, and prioritize the ongoing development of pegcetacoplan and focus our research initiatives on high potential opportunities. In addition, as we continue to commercialize EMPAVELI and SYFOVRE, and if we obtain marketing approval of pegcetacoplan in other indications or jurisdictions or for our other product candidates, we expect we will incur significant additional commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator.

We believe that our cash and cash equivalents as of December 31, 2025, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercialization of SYFOVRE for GA and EMPAVELI for the treatment of PNH, C3G and primary IC-MPGN. We are also devoting substantial resources to our pivotal clinical trials of EMPAVELI for the treatment of FSGS and DGF, and the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and the development of our product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI in the United States and SYFOVRE in the United States, Australia and select other jurisdictions;
•
the cost of and our ability to obtain regulatory approvals of SYFOVRE outside of the United States;
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, C3G and primary IC-MPGN, systemic pegcetacoplan and SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
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

As of December 31, 2025, we had $375.0 million of indebtedness under our financing agreement with Sixth Street and approximately $93.9 million principal amount of the Convertible Notes which mature in September of 2026 and held by third parties as of December 31, 2025. We may also incur additional indebtedness to meet future financing needs.

Under our financing agreement, or the Sixth Street Financing Agreement, by and among us, certain of our subsidiaries, the lenders party thereto and Sixth Street, as the administrative agent for the lenders, we have incurred a substantial amount of debt, which could adversely affect our business. In May 2024, we drew down the senior secured term loan facility, or the Credit Facility, of $375.0 million. The lenders consented to the Sobi Royalty Agreement, and, in connection with that consent, the Company has agreed to extend by one year the periods in which certain prepayment premiums would be owing upon any applicable prepayments of the indebtedness under the Credit Facility provided for under the Financing Agreement. Among other permissions, we are permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third-party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of our market capitalization, but not to exceed $600.0 million.

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

Our accounts receivable balance was $366.2 million as of December 31, 2025, which primarily consisted of EMPAVELI and SYFOVRE product sales receivable(s) and licensing and other revenue receivables from our collaboration with Sobi. While we monitor the financial performance and creditworthiness of our customers and provide reserves against trade receivables for expected credit losses that may result from a customer’s failure to pay, no assurances can be made that we will not experience delays in collecting payments, that we will collect the payments due to us. Sales to a small number of distributors account for substantially all our gross revenue related to SYFOVRE during the year ended December 31, 2025. Distributors require industry-standard payment terms, including an extended time period for distributors to make payments to Apellis. Any failures to receive cash payments could have a material adverse effect on our results of operations and cash flows. We do not have a reserve related to expected credit losses against our accounts receivable balance.

Risks Related to Commercialization and Product Development

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

We are investing a significant portion of our efforts and financial resources to fund the commercialization of SYFOVRE and EMPAVELI and development of systemic pegcetacoplan in other disease indications and jurisdictions. Our prospects are substantially dependent on our ability, or that of current or any future collaborator, to successfully commercialize EMPAVELI in the United States and SYFOVRE worldwide and to develop, obtain marketing approval for and successfully commercialize systemic pegcetacoplan in additional disease indications. SYFOVRE is currently only approved in the United States and Australia. We did not obtain regulatory approval in the European Union, which has adversely affected our business and prospects. We cannot be certain that we will be able to obtain regulatory approval for, and successfully commercialize, SYFOVRE in any additional jurisdiction. Our prospects are dependent on successfully commercializing pegcetacoplan, including for the treatment of PNH, C3G and primary IC-MPGN, and our ability to obtain additional marketing approvals for pegcetacoplan in other indications. Pursuant to our agreement with Sobi, we have granted to Sobi the exclusive right to commercialize systemic pegcetacoplan outside the United States. All of our product candidates other than pegcetacoplan are in early stages of development.

The success of EMPAVELI in PNH, C3G and primary IC-MPGN, and SYFOVRE in GA will depend on several factors, including the following:

•
our ability to successfully commercialize and sell EMPAVELI in the United States and SYFOVRE in the United States, Australia and select other jurisdictions;

•
commercial acceptance by patients, the medical community and third-party payors of EMPAVELI in PNH, C3G and primary IC-MPGN, SYFOVRE in GA, pegcetacoplan in and in other indications, if approved, and other product candidates, if approved;
•
initiation and successful recruitment of patients, enrollment in and completion of our ongoing and planned clinical trials, including our pivotal clinical trials of systemic pegcetacoplan for the treatment of FSGS and DGF, which were initiated in the fourth quarter of 2025;
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

Many of these factors are beyond our control, including the results of clinical development, the regulatory approval process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of our collaborators, including Sobi. If we are unable to successfully commercialize EMPAVELI in the United States for PNH, C3G and primary IC-MPGN, SYFOVRE in the United States and select other jurisdictions for GA, or to develop, receive marketing approval for and successfully commercialize pegcetacoplan in other indications or jurisdictions on our own or with a collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

Our commercial strategy for EMPAVELI for C3G and primary IC-MPGN is to raise awareness on disease diagnosis, understand the important role of C3 as a driver of disease, recognize the limitations of symptom management, and drive understanding of EMPAVELI’s differentiated efficacy profile. If physicians and patients choose to initiate therapy, EMPAVELI is a self-administered subcutaneous injection and may not be the preferred route of administration.

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

In addition, the potential market opportunity for EMPAVELI in PNH, C3G and primary IC-MPGN, and SYFOVRE in GA is difficult to precisely estimate. Our estimates of the potential market opportunity for PNH, C3G, primary IC-MPGN, FSGS and DGF, and SYFOVRE in GA, or in other indications include several key assumptions based on our industry knowledge, industry publications, scientific literature, third-party research reports and other surveys. However, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for PNH, C3G and primary IC-MPGN, FSGS and DGF, SYFOVRE in GA, or any other future indication could be smaller than our estimates of potential market opportunity. If the actual market for EMPAVELI in PNH, C3G, primary IC-MPGN, FSGS and DGF, SYFOVRE in GA, or in other future indications is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

EMPAVELI targets a market that is already served by a competitor with significantly greater financial resources than us. The principal competitors for EMPAVELI for the treatment of PNH, are eculizumab (marketed as Soliris) and ravulizumab (marketed as Ultomiris), C5 inhibitors developed and marketed by Alexion AstraZeneca Rare Disease, or AstraZeneca. Furthermore, in December 2023, the FDA approved iptacopan (marketed as Fabhalta), an orally administered factor B inhibitor developed by Novartis, for the treatment of PNH. This product may have a competitive advantage if prescribers and patients prefer to utilize an oral medication rather than an injected medication. Prior to the approval of EMPAVELI, eculizumab and ravulizumab were the only drugs approved for the treatment of PNH. These products have widespread acceptance among clinicians, patients and payors. Eculizumab and ravulizumab may also compete with EMPAVELI in other indications in our systemic programs. In 2022, AstraZeneca also obtained approval for a subcutaneous version of ravulizumab. The principal competitors for EMPAVELI for the treatment of C3G is iptacopan (marketed as Fabhalta).

SYFOVRE was the first approved product in the United States for the treatment of GA. In August 2023, the FDA approved avacincaptad pegol, marketed as Izervay, a complement C5 inhibitor developed by Astellas Pharma US Inc., for the treatment of GA.

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

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received approval for SYFOVRE for the treatment of patients with GA in the United States and Australia, but there is no assurance that we will receive regulatory approvals for SYFOVRE for the treatment of GA in other jurisdictions. For example, in 2024, the European Commission adopted a negative opinion on the MAA for SYFOVRE in the European Union, despite positive recommendations from the ad hoc expert groups convened by the EMA and a significant number of dissenting votes from European Union member states, or EU Member States. Because regulators in other jurisdictions are influenced by decisions of the FDA and the EMA, a negative opinion by the FDA or the EMA may adversely impact the prospects for approval in other jurisdictions. We have received approval for EMPAVELI for the treatment of patients with PNH, C3G and primary IC-MPGN in several jurisdictions, but there is no assurance that we will receive regulatory approvals for EMPAVELI in other indications.

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

If we, or any collaborator conducting clinical trials of any of our product candidates, experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

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

If we, or any collaborator conducting clinical trials of any of our product candidates, experience delays or difficulties in the enrollment of patients in clinical trials, our or their receipt of necessary regulatory approvals could be delayed or prevented.

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

For example, in January 2024, we and Sobi agreed to cease clinical development of systemic pegcetacoplan for patients with cold agglutinin disease, or CAD, due to the decreased medical need in CAD and the limited number of patients eligible for the CASCADE trial. In July 2025, we and Sobi agreed to cease clinical development of systemic pegcetacoplan for patients with Transplant-associated Thrombotic Microangiopathy (TA-TMA) (inclusive of HSCT-TMA), following completion of the Phase 2 study and a strategic assessment of the TA-TMA market landscape.

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

If EMPAVELI and SYFOVRE, for which we recruited a sales force and established marketing, market access and medical affairs teams and distribution capabilities, are not commercially successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel.

To achieve commercial success for EMPAVELI and SYFOVRE, we have expended and anticipate that we will continue to expend significant resources to support our sales force, marketing, market access and medical affairs teams and distribution capabilities. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay our ability to focus on other priorities. If EMPAVELI or SYFOVRE are not commercially successful for any reason, this would be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel or terminate on favorable terms any agreements entered into with third parties to support our commercialization efforts.

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

If our salesforce, marketing, market access and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial success of EMPAVELI or SYFOVRE, impact our ability to generate revenue and harm our business.

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

We are building focused capabilities to commercialize SYFOVRE and EMPAVELI to effectively promote the product with a targeted sales team. The development of sales, marketing and distribution capabilities requires substantial resources, is time-consuming and could delay any product launch. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

EMPAVELI, SYFOVRE, or any product candidate that we or any collaborator, commercialize may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

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

We have developed the EMPAVELI injector, a custom, on-body drug delivery system that enables patients to self-administer pegcetacoplan through subcutaneous infusion. If the EMPAVELI injector becomes unavailable, patients may need to rely upon commercially available ambulatory infusion pumps. Any reliance on third-party infusion pumps may involve several risks, including reduced control over costs, delivery schedules, reliability and quality.

We developed a single dose, sterilized prefilled syringe for SYFOVRE that provides physicians with a new way to administer SYFOVRE that requires fewer steps compared to the current administration. If the prefilled syringe cannot be manufactured in accordance with applicable regulatory requirements or the availability of prefilled syringe is delayed or is not approved by regulatory authorities, physicians will need to rely upon the existing administration method.

Our prospects for the development and commercialization of our product candidates will depend in part on the success of our collaboration with current and future collaborations.

We have entered into a collaboration with Sobi for the global co-development and commercialization outside of the United States of systemic pegcetacoplan and we may seek to enter into additional collaborations for the development and commercialization of certain of our products or product candidates. We may have limited control over the amount and timing of resources that our collaborators, including Sobi and Beam, will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner at all. If our collaborators, are involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

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

In addition to the protection afforded by patents, we also rely on trade secret protection for certain aspects of our intellectual property. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third-party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively, or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Further, the America Invents Act created new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with an effective filing date of March 16, 2013 or later, a petition for post-grant review can be filed by a third-party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent has an effective filing date prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with an effective filing date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of invalidity, whereas inter partes review proceedings can only raise an invalidity challenge based on published prior art and patents. These adversarial actions at the USPTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third-party to have a U.S. patent invalidated in a USPTO post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third-party in such a USPTO proceeding, there is no guarantee that we or our licensors or collaborators will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including some which may be competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure, non-competition and non-solicitation agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third-party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion, and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we, or they, receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. The FDA approved EMPAVELI for the treatment of PNH in May

2021. The FDA approved SYFOVRE for the treatment of GA in February 2023 and the Therapeutic Goods Administration of Australia approved SYFOVRE for the treatment of GA in January 2025. The FDA approved the sNDA for EMPAVELI for the treatment of C3G and primary IC-MPGN in July 2025.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of NDAs.

Further, in January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. This regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one European Union Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the European Union Member States and the public. If we are not able to navigate this system properly, our clinical studies in the European Union could be delayed.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the United Kingdom’s clinical trials regulatory regime, which will take effect on April 28, 2026. These changes were needed since the current U.K. requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the United Kingdom left the EU prior to the date on which the EU CTR took effect, the U.K. legal framework did not benefit from the same revisions as occurred at EU level.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the EU Member States, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. Thereafter, on December 11, 2025, the European Parliament and Council reached a provisional political agreement on the legislation which is expected to be adopted by mid-2026. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. There will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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

More recently, in March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, we will need to consider the FDA’s guidances if we seek accelerated approval for any of our products in the future.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted orphan drug designation to pegcetacoplan for the treatment of PNH and for the treatment of C3G. We, or our collaborators, may seek orphan drug designations for pegcetacoplan for other indications and for other product candidates and may be unable to obtain such designations.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. In February 2025, a federal district court in Washington, D.C. fully embraced the reasoning in the Eleventh Circuit decision in another court decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

For example, on September 9, 2025, President Trump issued a Memorandum directing HHS to “ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements.” To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that the FDA would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The

FDA also issued a generic “notice letter” directing companies to “remove any noncompliant advertising and bring all promotional communications into compliance.”

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the FDA's non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

We will also need to observe the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs, progress development efficiently, and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

These actions and the resulting recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. For example, on July 14, 2025, following litigation reaching the U.S. Supreme Court, the Trump Administration began to carry out layoffs across HHS, including the FDA. In November 2025, a Congressional Continuing Resolution ended the government shutdown, providing full-year funding for the FDA through September 30, 2026, at approximately $7.0 billion with a slight increase in user fees for drug and device companies.

While the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the Trump Administration’s efforts to reduce the workforce of HHS and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the reduction in workforce did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the reduction in workforce and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of Executive Orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, the National Science Foundation, the Centers for Disease Control and Prevention, and the FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the federal government shut down on October 1, 2025, and did not reopen for 43 days. With the shutdown, the FDA issued a public notice stating that FDA operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA declared that, during the shutdown period, it did not have legal authority to accept user fees assessed for FY 2026 until an FY 2026 appropriation or Continuing Resolution for the FDA was enacted. As a result, the FDA was not able to accept any regulatory submissions for FY 2026 that required a fee payment and that was submitted during the lapse period. In addition, the FDA indicated that some of its regulatory science research, crucial for advancing product innovation, safety, and quality, would be curtailed during the lapse period.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the FDA’s review and processing of our regulatory submissions, including INDs and NDAs/BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the One Big Beautiful Bill Act, or OBBBA, on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. On January 27, 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

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

Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, on May 8, 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the U.S. Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

On April 15, 2025, President Trump issued an Executive Order which directs the HHS to take steps to reduce the prices of pharmaceutical products. The new Executive Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Executive Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Executive Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, the HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, the HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion.

More recently, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to U.S. patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Virtually all of these pharmaceutical companies have entered into agreements with the Trump Administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the Trump Administration’s pricing agreements with pharmaceutical manufacturers.

Separately, on December 23, 2025, CMS, through its Center for Medicare and Medicaid Innovation proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, or GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, or GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule). These pilot programs are proposed to go into effect beginning October 1, 2026. The implications and consequences of these actions and the actions by the Trump Administration to compel an MFN regulatory pricing requirement in the United States and otherwise advance drug pricing policy continue to remain unclear and uncertain, which could ultimately result in litigation, affect the jurisdictions in which we decide to pursue opportunities to sell our products and adversely affect our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payors are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In addition, in some countries, including member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

Following the July 2020 Court of Justice of the European Union judgement invalidating the so-called EU-U.S. Privacy Shield, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the European Union (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

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
•
differing and multiple payor reimbursement regimes, government payors or patient self-pay systems;
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

The U.S. government has recently made statements and taken, or has contemplated taking, certain actions that may lead to potential changes to U.S. and international trade policies, including imposing tariffs, sanctions and export control restrictions affecting products manufactured outside the United States. Some of our manufacturers and suppliers are located outside the United States. Any unfavorable government policies on international trade, such as export controls, sanctions capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, sanctions particularly with respect to any product candidates and materials that we import. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or any foreign government takes retaliatory trade actions, such changes could have an adverse effect on our business, financial condition and results of operations.

Moreover, trade tensions and conflicts between the United States and China in particular have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S. or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies are, or may become, subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us.

In December 2025, the so-called Biosecure Act became law as part of the National Defense Authorization Act for Fiscal Year 2026. As enacted, the new law will, upon taking effect after a regulatory implementation period, prohibit U.S. federal government contract, grant and loan funds from being used for contracts to acquire biotechnology equipment or services produced or provided by certain designated foreign providers, or that will use such equipment or services in the performance of such contracts. Although the law is generally considered to target the Chinese biotechnology industry, it does not expressly identify the targeted foreign providers. Rather, the prohibited providers are those entities that are separately designated as Chinese Military Companies on the so-called 1260H List maintained by the U.S. Department of Defense, as well as additional entities in China or other countries of concern that might be separately designated in the future as biotechnology companies of concern. As of the date of enactment, the targeted providers include three subsidiaries of BGI Tech Solutions Co., Ltd., or BGI Group: BGI Tech Solutions (Hongkong) Co., Ltd., BGI Research, and Forensic Genomics International; and MGI Tech Co., Ltd., but not certain other major Chinese biotechnology companies. However, other biotechnology equipment or service providers may be added in the future as 1260H List designees or as separately designated biotechnology companies of concern.

By constraining the use of federal government funding for equipment and services produced or provided by certain providers of biotechnology equipment and services, the law may deter companies from purchasing services or products from, or otherwise collaborating with the designated entities. Future restrictions on foreign suppliers and service providers, whether through the 1260H designation or other mechanisms, may necessitate significant and potentially abrupt changes to our network of suppliers and service providers, which could be costly and may delay or otherwise disrupt our research and commercialization of new products, with adverse effects on the development of our product candidates and our business operations. It is possible some of our contractual counterparties could be adversely impacted by these or similar supply chain restrictions.

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
•
the timing and results of clinical trials of systemic pegcetacoplan and any other product candidates;
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

For example, the trading price of our common stock experienced significant volatility in 2025. On January 7, 2025, the closing price of our common stock on the Nasdaq Global Select Market was $34.63 and on May 15, 2025, the closing price of our common stock on the Nasdaq Global Select Market was $16.36. Following periods of volatility in the market price of a company’s stock, securities class-action litigation has often been instituted against that company. We and certain of our current and former executive officers have been named as defendants in purported class action lawsuits following our announcement of the initial, top-line results.

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

We have registered all shares of common stock that we may issue under our equity compensation plans. As of December 31, 2025, we had options to purchase an aggregate of 9,063,360 shares of our common stock outstanding, of which options to purchase 5,919,329 shares were vested, and 5,992,358 outstanding unvested restricted stock units, inclusive of 1,259,419 market- and performance-based restricted stock units, that upon vesting at target would result in the issuance of 5,992,358 shares of our common stock. We also have pre-funded warrants to purchase 80,956 shares of our common stock outstanding. The shares issuable upon exercise or vesting can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Moreover, holders of an aggregate of 10,778,303 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the IRA, was signed into law in August 2022, and the OBBBA was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework.

Regulatory guidance under the IRA, the OBBBA, and additional tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

The enactment of some or all of the recommendations set forth or that may be forthcoming in the Organization for Economic Cooperation and Development’s, or OECD, project on “Base Erosion and Profit Shifting” by tax authorities in the countries in which we operate, could unfavorably impact our effective tax rate. These initiatives focus on common international principles for the entitlement to tax global corporate profits and enactment of minimum global tax rate of 15%. Many countries have or are in the process of enacting legislation intended to implement the OECD Global Anti-Base Erosion, or GloBE, Model Rules. The impact on us will depend on the timing of implementation, the exact nature of each country’s GloBE legislation, guidance, and regulations thereon and their application by the tax authorities either prospectively or retrospectively.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2025, we had both federal and state net operating loss carryforwards of $427.1 million and $858.7 million, respectively, and federal and state research and development tax credit carryforwards of $102.1 million and $27.9 million, respectively. Federal net operating loss carryforward generated post-2017 in the amount of $425.6 million may be carried forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in 2021 and future years is limited. Certain states have also enacted temporary suspension or limitation of the utilization of net operating loss carryforwards. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We experienced a Section 382 ownership change in September 2015, which imposes annual limitations on our use of pre-change net operating loss carryforwards and other pre-change tax attributes. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have determined that our research and development credit carryforwards are also limited. These limitations upon our historical net operating loss and tax credit carryforwards may harm our future operating results by effectively increasing our future tax obligations. Refer to Note 12, Income Taxes, of the consolidated financial statements included in this Annual Report on Form 10-K for additional information related to our accounting for income taxes.

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

As of February 24, 2026, our executive officers and directors, and entities associated or affiliated with our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 16.2% of our outstanding common stock, including one of our largest stockholders, Morningside Venture Investments Ltd., which beneficially owned approximately 10.1% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they may have the ability to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may:

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

Our Head of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees and third-party service providers to address cybersecurity risks. The Head of Information Technology has over 12 years of experience within the life sciences industry building and maintaining cybersecurity programs. Our cybersecurity function, led by the Head of Information Technology, brings security credentials and expertise, with broad global cybersecurity and compliance experience in life science, healthcare, and federal government. In addition to our cybersecurity team, a managed security service provider provides us with additional coverage to monitor, detect and respond to threats and vulnerabilities.

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

Item 2. Properties.

Details of our principal properties as of December 31, 2025, are provided in the table below. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available to us as and when needed.

Location	Function	Size	Property Interest
Waltham, MA, USA	Corporate Headquarters	77,818 sq. ft.	Leased
San Francisco, CA, USA	Office space	5,044 sq. ft.	Leased
Zug, Switzerland	Office space	938 sq. m.	Leased
Munich, Germany	Office space	1,363 sq. m.	Subleased
Watertown, MA, USA	Lab space	9,704 sq. ft.	Leased

Item 3. Legal Proceedings.

In March 2025, the United States District Court for the District Court of Massachusetts dismissed, without prejudice and without leave to amend, a putative class action complaint that was filed in August 2023 against the Company and certain current and former executive officers of the Company, which alleged, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption, and sought, among other relief, compensatory damages and equitable relief in favor of the alleged class against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. In April 2025, the plaintiffs filed an appeal to the United States Court of Appeals for the First Circuit, which conducted a hearing in January 2026.

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

Holders of Record

As of February 17, 2026, we had 2 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below compares the cumulative total stockholder return on our common stock between December 31, 2018 and December 31, 2025, with the cumulative total return of (a) the Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index over the same period. The graph assumes the investment of $100 after the market close on December 31, 2018 in our common stock and each of the other indices described above. The comparisons are not intended to forecast or be indicative of future performance of our common stock. All amounts shown are based on the closing price of our common stock. Data for the Nasdaq Composite Index and Nasdaq Biotechnology Index assume reinvestment of dividends.

Apellis Pharmaceuticals, Inc .
APLS- USQ
12/31/2018 to 12/31/2025
(Daily)
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/30/2018
12/30/2019
12/30/2020
12/30/2021
12/30/2022
12/30/2023
12/30/2024
12/30/2025
NASDAQ Composite Index
Apellis
NASDAQ Biotech Index

Item 6. [Reserved]

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

Overview

We are a commercial-stage biopharmaceutical company focused on the discovery, development and commercialization of novel therapeutic compounds to treat diseases with high unmet needs through the inhibition of the complement system, which is an integral component of the immune system. We believe this approach has the potential to effectively control diseases with high unmet need that are driven by excessive complement activation. We currently have two marketed drugs that target C3, the central protein in the complement cascade: SYFOVRE (pegcetacoplan injection), approved by the U.S. Food and Drug Administration, or FDA, in February 2023 for the treatment of geographic atrophy secondary to age-related macular degeneration, or GA; and EMPAVELI (pegcetacoplan), approved by the FDA in May 2021 for the treatment of paroxysmal nocturnal hemoglobinuria, or PNH, and approved by the FDA in July 2025 for the treatment of C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN.

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for SYFOVRE, we intend to focus our commercialization efforts for SYFOVRE in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. We launched SYFOVRE in the United States in March 2023. For the years ended December 31, 2025 and 2024, we generated $586.9 million and $611.9 million, respectively, in U.S. net product revenue from sales of SYFOVRE. We are developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We initiated a Phase 2 multi-dose clinical trial of this combination in patients with GA in June 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI, and our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan. For the years ended December 31, 2025 and 2024, we generated $102.4 million and $98.1 million, respectively, in U.S. net product revenue from sales of EMPAVELI and received $13.2 million and $18.4 million, respectively, in royalties from Sobi.

We initiated two pivotal clinical trials with EMPAVELI in the fourth quarter of 2025, one for the treatment of primary focal segmental glomerulosclerosis, or FSGS, and one for delayed graft function, or DGF. FSGS and DGF are both rare, severe nephrology conditions in which complement overactivation plays a significant role.

On July 1, 2025, we entered into a Royalty Buy-Down Agreement, or the Royalty Agreement, with our collaboration partner, Sobi, under which Sobi paid us an upfront payment of $275.0 million, and agreed to pay up to an aggregate of $25.0 million upon the European Medicines Agency, or EMA, approval of Aspaveli for C3G and primary IC-MPGN, and we agreed to reduce Sobi’s royalty payment obligations under our Collaboration and License Agreement with Sobi, or the Sobi Collaboration Agreement, by 90%, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the amounts paid by Sobi to us under the Royalty Agreement. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%.

In January 2026, Sobi received EMA approval of Aspaveli for C3G and primary IC-MPGN. Sobi paid us our $25.0 million milestone in February 2026.

Finally, we are developing new product candidates to further advance our pipeline. Through our collaboration with Beam Therapeutics, Inc., or Beam, we have commenced preclinical studies for APL-9099, a treatment targeting the neonatal Fc receptor, or FcRn, which has the potential to be a first-in-class gene editing treatment for future target indications with one-time dosing. We are also developing other programs with our proprietary in-house capabilities and under our Beam collaboration.

To date, we have financed our operations primarily through cumulative $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $414.7 million in payments and royalties from Sobi pursuant to our collaboration agreement, $300.0 million from the Royalty Agreement, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

Excluding the revenue generated from the Royalty Agreement with Sobi for the year ended December 31, 2025, we have incurred significant net operating losses in each year since inception and, while we anticipate achieving net operating income based on our current operating plan, we may not sustain profitability and could incur losses in the future. Our net income was $22.4 million, and our net losses were $197.9 million, and $528.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $3.0 billion.

Our operating results may fluctuate significantly from quarter to quarter and year to year. We anticipate that we will continue to incur significant commercialization expenses related to sales, marketing, medical affairs, manufacturing, distribution and other commercial infrastructure associated with the commercialization of EMPAVELI for PNH, C3G and primary IC-MPGN and the commercialization of SYFOVRE for the treatment of GA. In addition, we expect to continue to incur significant expenses if and as we continue to develop and conduct our ongoing and planned clinical trials of systemic pegcetacoplan and our other product candidates; initiate and continue research and preclinical and clinical development efforts for any future product candidates; seek to identify and develop additional product candidates for complement-dependent diseases; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to commercialize any additional products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and add equipment and physical infrastructure to support our research and development programs and commercialization.

Financing Agreement and Credit Facility

On May 13, 2024, we entered into a financing agreement, or the Sixth Street Financing Agreement, with certain of our material subsidiaries as guarantors party thereto, the lenders party thereto, or the Lenders, and Sixth Street Lending Partners, as the administrative agent and collateral agent for the Lenders.

The Sixth Street Financing Agreement provides for a senior secured term loan facility of up to $475.0 million, or the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw. We did not draw down the additional $100.0 million and the option expired on September 30, 2025.

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. We used the majority of the proceeds of the draw at closing to buy out our remaining obligations to SFJ, in the amount of approximately $326.5 million.

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

On July 1, 2025, the lenders and Sixth Street Financing consented to the Royalty Agreement with Sobi, or the Sixth Street Consent, and, in connection with that the Sixth Street Consent, we agreed to extend by one year from the effective date of the Consent the periods in which certain prepayment premiums would be owed under the Sixth Street Financing Agreement. This effectively extended the period the prepayment premium would be owed from one year after the date of the initial draw, or May 13, 2024, to one year after the effective date of the Sixth Street Consent, or July 1, 2025.

All obligations under the Sixth Street Financing Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all of our assets and assets of our material subsidiaries, including our intellectual property, and are guaranteed by our material subsidiaries, including foreign subsidiaries, subject to certain exceptions.

The Sixth Street Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity of at least $50.0 million if our market capitalization is below $3.0 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. For the year ended December 31, 2025, for the months in which our market capitalization did not meet the $3.0 billion covenant threshold, we maintained liquidity of at least $50.0 million. Among other permissions, we are permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third-party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of our market capitalization, but not to exceed $600.0 million. We are subject to restrictions on sales and licensing transactions with respect to our core intellectual property, defined to include SYFOVRE, EMPAVELI, and other pegcetacoplan product assets, subject to certain exceptions, including certain transactions related to areas outside the United States and Europe.

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

During 2021 and 2022, holders of our 2019 and 2020 Convertible Notes converted approximately $425.4 million in aggregate principal amount into a total of 12,926,104 shares of our common stock. We accounted for these exchanges as induced conversions, resulting in the expensing of the fair value of shares issued in excess of the number of shares that would have been issued upon conversion pursuant to the original terms of the Convertible Notes.

None of the circumstances outlined above were achieved during the years ended December 31, 2025 and 2024, and as such, the conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2025 and 2024.

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption of any of the Convertible Notes as of December 31, 2025.

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

As of December 31, 2025 and 2024, we held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

As the Convertible Notes mature on September 15, 2026, we have classified the Convertible Note as current liabilities as of December 31, 2025 and non-current liabilities as of December 31, 2024 on our consolidated balance sheets.

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

On February 27, 2024, we unwound a portion of the capped call transactions with the capped call counterparties, which resulted in cash proceeds to us of $98.8 million. The unwind transactions were settled at a volume-weighted average price per share of $64.11 on March 8, 2024.

Collaboration Agreement with Sobi

On October 27, 2020, we entered into the Sobi Collaboration Agreement, concerning the development and commercialization of pegcetacoplan and specified other structurally and functionally similar compstatin analogues or derivatives for use systemically or for local non-ophthalmological administration, collectively referred to as the licensed products. We granted Sobi an exclusive (subject to certain rights retained by us), sublicensable license of certain patent rights and know-how to develop and commercialize licensed products in all countries outside of the United States. Under the Sobi Collaboration Agreement, Sobi made an upfront payment of $250.0 million in November 2020, and agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, including a $50.0 million milestone payable following the first regulatory and reimbursement approval of systemic pegcetacoplan in any major European country, and to reimburse us for up to $80.0 million in development costs for agreed-upon indications (further described in Note 10 of the consolidated financial statements to this Annual

Report on Form 10-K). Since contract inception, we have recognized $65.0 million in contra-research and development expenses and waived the remaining $15.0 million in connection with the decision to discontinue the CAD program.

The European Commission approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe, which we received in April 2022. Through June 30, 2025, we were also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of licensed products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. On July 1, 2025, we and certain of our subsidiaries entered into the Royalty Agreement, under which we agreed to reduce Sobi’s royalty payment obligations under the Collaboration Agreement by 90%, effective as of July 1, 2025, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the amounts paid by Sobi to us under the Royalty Agreement. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%. We remain responsible for our license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania, or Penn, as a licensor of ours.

Financial Operations Overview

Revenue

Our revenues consist of product sales of EMPAVELI and SYFOVRE, and revenues derived from the Sobi Collaboration Agreement.

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

Product Revenues

Product revenue is derived from our sales of our commercial products, EMPAVELI and SYFOVRE, primarily recognized in the United States.

Licensing and Other Revenue

Licensing and other revenue is derived from our collaboration agreement with Sobi concerning the development and commercialization of pegcetacoplan and specified other compstatin analogues or derivatives for use systemically or for local non-ophthalmic administration.

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacturing of EMPAVELI and SYFOVRE, product supplied to Sobi, and royalties owed to our licensor for such sales, and certain period costs.

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

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. We have not provided program costs since inception because historically we have not tracked or recorded our research and development expenses on a program~~.~~-by-program basis from inception.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs continue to progress and expand. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of costs associated with the commercialization of approved products and general and administrative costs to support operations, including salaries, bonuses, benefits and share-based compensation. Selling expenses include product marketing, sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include corporate support functions, such as executive management, finance and accounting, business development, legal, human resources, information technology, and associated external costs to support those functions. Other significant costs include costs associated with medical affairs, drug safety and pharmacovigilance, quality and regulatory costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services. Marketing and advertising costs include marketing literature, promotional activities, conferences and seminars, branding and sponsorships.

We expect our selling, general and administrative expenses will increase in the future to support continued research and commercial activities for our approved products, potential commercialization of our product candidates and costs of operating as a public company.

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

Our significant accounting policies are described in more detail in Note 2 of the consolidated financial statements to this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Product Revenues

We recognize revenue from product sales at the net sales price which includes estimates of variable consideration for which reserves are established and reflects each of these as a reduction to the revenue. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we may need to adjust estimates, which would affect net revenue in the period of adjustment. The following are the variable considerations with critical accounting estimates:

Returns: Consistent with industry practice, we offer specialty pharmacies, or SPs, and specialty distributors, or SDs limited product return rights for product damaged in shipping or shipped in error, short-dated, expired, recalled, or discontinued products; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from SPs and SDs and have visibility into the inventory distribution channel, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at our estimate for product returns, we also consider historical product returns and the underlying product demand.

GPO Rebates: Commercial rebates are based on (i) our estimates of end-user purchases through a group purchasing organization, or GPO, (ii) the corresponding contractual rebate percentage tier we expect each GPO to achieve, and (iii) our estimates of the impact of any prospective rebate program changes made by us.

Credit Card Fees: SDs will sell downstream to customers who may pay for product via credit card. We will reimburse its SDs for the credit card fees incurred as a result of SDs accepting credit cards as a form of payment from the downstream customers. Credit card fees are recorded as an offset to revenue based on the average aggregate credit card rate as a percentage of SD sales at the time revenue from the sale is recognized.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, labor, overhead, and freight. We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventories to their estimated realizable value. Expenses incurred related to excess and obsolete inventories are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of product dating, inventory levels, historical obsolescence and future sales forecasts. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as cost of sales in the consolidated statements of operations and comprehensive income/(loss).

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the dollar increase or decrease and percentage change in those items:

	Year Ended December 31,		Change	Change
(in thousands)	2025	2024	$	%
Revenue:
Product revenue, net	$689,383	$709,954	$(20,571)	(3%)
Licensing and other revenue	314,399	71,413	242,986	340%
Total revenue:	1,003,782	781,367	222,415	28%
Operating expenses:
Cost of sales	102,236	117,723	(15,487)	(13%)
Research and development	295,854	327,570	(31,716)	(10%)
Selling, general and administrative	550,265	501,053	49,212	10%
Total operating expenses	948,355	946,346	2,009	—%
Net operating income/(loss)	55,427	(164,979)	220,406	(134%)
Loss on extinguishment of development liability	—	(1,949)	1,949	(100%)
Interest income	13,143	12,773	370	3%
Interest expense	(44,327)	(40,391)	(3,936)	10%
Other expense, net	(133)	(2,170)	2,037	(94%)
Net income/(loss) before taxes	24,110	(196,716)	220,826	(112%)
Income tax expense	1,722	1,162	560	48%
Net income/(loss)	$22,388	$(197,878)	$220,266	(111%)

Product Revenue, Net

Our product revenue, net is derived from sales of EMPAVELI and SYFOVRE in the United States. The net product revenue of $689.4 million for the year ended December 31, 2025, consists of $102.4 million in net product revenue from sales of EMPAVELI and $586.9 million in net product revenue from sales of SYFOVRE. The net product revenue of $710.0 million for the year ended December 31, 2024, consists of $98.1 million in net product revenue from sales of EMPAVELI and $611.9 million in net product revenue from sales of SYFOVRE. The decrease of $20.6 million primarily relates to increased rebates, which were partially offset by an increase in volume.

Licensing and Other Revenue

Licensing and other revenue of $314.4 million for the year ended December 31, 2025 consisted of $26.2 million in revenue from product supplied to Sobi, $13.2 million in royalty revenue from Sobi and $275.0 million from the Royalty Agreement. Licensing and other revenue of $71.4 million for the year ended December 31, 2024 consisted of $53.0 million in revenue from product supplied to Sobi, and $18.4 million in royalty revenue from Sobi. The increase in licensing and other revenue is primarily driven by the $275.0 million upfront payment related to the Royalty Agreement, partially offset by a $5.2 million decrease in royalties received due to a decrease in the royalty rate pursuant the Royalty Agreement effective July 1, 2025 and a decrease of $26.8 million in product supply to Sobi.

Cost of Sales

Cost of sales decreased by $15.5 million, primarily driven by a $15.8 million decrease due to lower volume of product supplied to Sobi, a decrease of $5.2 million in costs incurred in connection with the cancellation of purchase commitments, and a decrease of $3.1 million in expenses incurred related to excess, obsolete or scrapped inventory. The decreases were partially offset by an increase of $8.1 million due to higher volumes from commercial sales and product provided under our patient assistance programs and an increase of $0.5 million in royalty expense.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacture of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the years ended December 31, 2025 and 2024 for which a portion of the costs had been previously expensed prior to FDA approval. This did not materially impact cost of sales for the year ended December 31, 2025 and 2024, respectively. We expect this to continue to impact cost of sales and research and development expense as we continue to sell to customers or use the remaining pre-FDA approved inventory in preclinical or clinical studies. As of December 31, 2025 and 2024, respectively, the remaining pre-FDA approved inventory was $17.8 million and $19.5 million, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2025 and 2024, together with the dollar increase or decrease and percentage change in those items:

(In thousands)	Year Ended December 31,		Change	Change
	2025	2024	$	%
Program-specific external costs:
PNH	$10,535	$17,879	$(7,344)	(41%)
C3G & IC-MPGN	22,968	34,507	(11,539)	(33%)
HSCT-TMA	1,622	2,612	(990)	(38%)
GA	62,911	59,134	3,777	6%
Other development and discovery programs (1)	65,949	73,324	(7,375)	(10%)
Total program-specific costs	163,985	187,456	(23,471)	(13%)
Unallocated external costs
Non-program specific external costs	3,582	6,966	(3,384)	(49%)
Total unallocated external costs	3,582	6,966	(3,384)	(49%)
Unallocated internal costs
Compensation and related personnel costs	122,946	128,029	(5,083)	(4%)
Other expenses	5,341	5,119	222	4%
Total unallocated internal costs	128,287	133,148	(4,861)	(4%)
Total research and development costs	$295,854	$327,570	$(31,716)	(10%)

(1) Includes discontinued clinical activities related to the ALS and CAD programs, amounting to $0.9 million and $21.9 million for the year ended December 31, 2025 and 2024, respectively.

Research and development expenses decreased by $31.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to a $23.5 million decrease in program specific external costs, a $5.1 million decrease in compensation and related personnel costs and a $3.4 million decrease in non-program specific external costs.

The decrease in our program-specific external costs of $23.5 million was driven by a $7.3 million decrease in PNH costs due to lower costs incurred given reduced clinical activities, an $11.5 million decrease in C3G and primary IC-MPGN costs due to lower costs related to the VALIANT study as the Phase 3 trial was completed in 2024. Other development and discovery programs decreased by $20.1 million related to the discontinuation of the CAD program previously announced in 2024, partially offset by an increase of $12.7 million in costs primarily attributable to our efforts on the Beam FcRn collaboration (APL-9099), and an increase of $3.8 million in GA costs associated with the continued product lifecycle development.

The decrease in compensation and related personnel costs of $5.1 million was driven by the decrease in share-based compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $49.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to $34.0 million in total contributions to patient assistance organizations, of which $21.5 million was paid in the fourth quarter of 2025 for support in 2026. The remaining $15.7 million increase as compared to the prior year was primarily due to an increase of $7.6 million in personnel related costs, an increase of $5.9 million in professional and consulting fees, and an increase of $3.6 million in other general and administrative expenses, including office costs, travel, and accounts receivable factoring fees, partially offset by a decrease of $1.4 million in general commercial activities.

Loss on extinguishment of development liability

We paid our remaining obligations under our agreement with SFJ in full in May 2024. We concluded that the development liability was extinguished as of the payoff date. The difference of $1.9 million between the reacquisition price of $326.5 million and the net carrying value of the development liability of $324.6 million was recorded as a loss on the extinguishment of the development liability as of December 31, 2024.

Interest Income

Interest income increased by $0.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in interest income was primarily attributable to an increase in money market funds during the year ended December 31, 2025.

Interest Expense

Interest expense increased by $3.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is primarily due to the interest incurred under the Credit Facility, which we entered into in May 2024.

Other Expense, Net

Other expense decreased by $2.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to favorable foreign exchange rate fluctuations.

Income Tax Expense

Income tax expense increased by $0.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is primarily due to an increase in state taxes.

Comparison of the Years Ended December 31, 2024 and 2023

A discussion of changes in our results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, and incorporated by reference into this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through cumulative $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $414.7 million in payments and royalties from Sobi pursuant to our collaboration agreement, $300.0 million from the Royalty Agreement, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

In May 2024, we entered into the Sixth Street Financing Agreement, which provides for the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw by September 30, 2025. We did not draw down the additional $100.0 million and the option expired September 30, 2025.

In August 2024, we entered into an agreement, or the Factoring Agreement to sell certain accounts receivable to a third-party financial institution at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The accounts receivable sold that remained outstanding as of December 31, 2024 was $86.1 million. There were no accounts receivable sold as of December 31, 2025.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering from of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the year ended December 31, 2025.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million. For the period ended December 31, 2024, 2,299,991 shares of common stock were issued upon the exercise of pre-funded warrants. As of December 31, 2025, pre-funded warrants to purchase 80,956 shares of our common stock were still outstanding.

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2024 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of December 31, 2025, the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes, which expires in September 2026.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024:

(in thousands)	Year Ended December 31,
	2025	2024
Net cash provided by/(used in) operating activities	$45,327	$(87,866)
Net cash used in investing activities	(313)	(403)
Net cash provided by financing activities	8,884	149,241
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,250	(659)
Net increase in cash, cash equivalents and restricted cash	$55,148	$60,313

Net Cash Provided by/(Used in) Operating Activities

Net cash provided by operating activities was $45.3 million for the year ended December 31, 2025, and consisted primarily of a net income of $22.4 million, adjusted for $108.1 million of non-cash items, including share-based compensation expense of $104.0 million, depreciation expense of $1.6 million, and amortization of discounts for the Credit Facility and Convertible Notes of $2.5 million. Further, it included a net increase in operating assets and liabilities of $85.2 million, which was driven by an increase in accounts receivable of $101.3 million, given we did not factor any accounts receivable in the second half of 2025, an increase in inventory of $15.3 million, primarily due to timing of inventory receipts in December 2025, an increase in prepaid and other current assets of $8.1 million, an increase in other assets of $4.1 million, an increase in accounts payable of $18.2 million, and an increase in accrued expenses and other liabilities of $25.4 million.

Net cash used in operating activities was $87.9 million for the year ended December 31, 2024 and consisted primarily of a net loss of $197.9 million, adjusted for $128.4 million of non-cash items, including share-based compensation expense of $114.1 million, depreciation expense of $1.8 million, loss on extinguishment of development liability of $1.9 million and accretion of discount to the development liability of $8.9 million. Further, it included a net increase in operating assets and liabilities of $18.4 million, which was driven by an increases in accounts receivable of $58.5 million, an increase in inventory of $10.8 million, a decrease in prepaid and other current assets of $31.2 million, an increase in accounts payable of $1.1 million, and an increase in accrued expenses and other liabilities of $18.2 million. The change in accounts receivable was primarily driven by the derecognition of certain accounts receivable under our Factoring Agreement.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 and 2024 was related to purchases of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.9 million during the year ended December 31, 2025, and consisted primarily of $5.5 million of proceeds from the exercise of stock options and $3.4 million of proceeds from the issuance of our common stock under the employee stock purchase plan.

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

Funding Requirements

We expect to continue to incur expenses to support our ongoing commercial activities related to product manufacturing, marketing, sales and distribution of EMPAVELI for PNH, C3G and primary IC-MPGN, and SYFOVRE for GA. In addition, we expect to continue to incur expenses as we prioritize the ongoing development of systemic pegcetacoplan and focus our research initiatives on high potential opportunities.

We believe that our cash and cash equivalents as of December 31, 2025, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE, we expect that our current cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercialization of SYFOVRE for GA and EMPAVELI for the treatment of PNH, C3G and primary IC-MPGN. We are also devoting substantial resources to our pivotal clinical trials of EMPAVELI for the treatment of FSGS and DGF, and the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and the development of our product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to successfully commercialize and sell EMPAVELI in the United State and SYFOVRE in the United States, Australia and select other jurisdiction;
•
the cost of and our ability to obtain regulatory approvals of SYFOVRE outside of the United States;
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the commercialization of EMPAVELI, C3G and primary IC-MPGN, systemic pegcetacoplan and SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
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
•
the effect of public health crises, including pandemics and epidemics, on the healthcare system and the economy generally and on our clinical trials and other operations specifically; and
•
our ability to obtain adequate reimbursement for EMPAVELI and SYFOVRE or any other product we commercialize;

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of payment due date by period at December 31, 2025:

	Payments Due by Period
(In thousands)	Less than
	Total	1 Year	1-3 Years	3-5 Years
Credit Facility (1)	$553,676	$42,102	$84,090	$427,484
Convertible notes (2)	96,225	96,225	—	—
Non-cancellable purchase commitments (3)	75,775	69,102	6,673	—
Operating leases (4)	21,026	7,940	9,389	3,697
Total	$746,702	$215,369	$100,152	$431,181

(1)
Amounts include interest on the credit facility outstanding as of December 31, 2025, applying contractual interest rate and assuming scheduled payments are paid as contractually required through maturity.
(2)
Amounts include interest on debt obligations under the debt outstanding as of December 31, 2025, applying contractual fixed interest rate and assuming scheduled payments are paid as contractually required through maturity.
(3)
Amounts include our obligations under supply agreements with Bachem and NOF as of December 31, 2025 and obligations under supply agreements with other vendors.
(4)
Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

We have entered into contracts to conduct research and development activities with third parties which commit us to pay future milestone payments or to pay royalty fees if any of the research results in regulatory approval or commercial revenue for a product. The scope of the services under the research and development contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third-party upon written notice. If we were to cancel these contracts, we would be required only to pay for activities incurred through termination date.

We are a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights. We are required to make milestone payments aggregating up to $3.2 million based upon the achievement of specified development and regulatory milestones and up to $5.0 million based upon the achievement of specified annual sales milestones with respect to each licensed product, and to pay low single-digit royalties based on net sales of each licensed product and with minimum quarterly royalty thresholds. In addition, we are obligated to pay a specified portion of income we receive from sublicensees. From April 2023 through December 2025, we paid $7.3 million related to regulatory and sales milestones for SYFOVRE.

For the years ended December 31, 2025, 2024 and 2023 respectively, we have incurred royalty expense of $19.1 million, $19.8 million and $8.9 million on sales of SYFOVRE, which is included in cost of sales on the consolidated statements of operations and comprehensive income/(loss).

In addition, we are a party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. We are required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires us to pay low single-digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, we are obligated to pay a specified portion of income we receive from sublicensees.

From January 2021 through December 2025, we have made sublicense payments to Penn totaling $30.5 million. From January

2021 through December 2025, we have paid $3.5 million in development and sales milestones.

For the years ended December 31, 2025, 2023, 2024 and 2023, we have incurred royalty expense of $7.3 million, $6.4 million and $4.8 million, respectively, on sales of EMPAVELI and Aspaveli, which is included in cost of sales on the consolidated statements of operations and comprehensive income/(loss).

We enter into agreements in the normal course of business with CROs for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. We have not included these payments in the table of contractual obligations above since either the contracts are cancelable at any time by us, generally upon 30 days prior written notice to the CRO, or the non-cancelable minimum purchase commitments under such contracts have already been satisfied.

We have certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product. We have agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation, or NOF, we have agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2025 we are obligated to pay up to an aggregate of $69.1 million to these vendors over the next three years. In September 2024, we terminated the minimum purchase obligation with NOF for 2025. As a result of this termination, we incurred an expense of $6.4 million, which is included in cost of sales on the consolidated statements of operations and comprehensive income/(loss). As the amount was due in January 2026, it is included in current liabilities on the consolidated balance sheet as of December 31, 2025.

In addition, we have other non-cancelable purchase agreements as of December 31, 2025, under which it is obligated to pay up to an aggregate of $6.7 million to vendors over the next three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, we had cash and cash equivalents of $466.2 million, consisting primarily of money market funds and U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS FOR FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	110
Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025:
Consolidated Balance Sheets as of December 31, 2025 and 2024	112
Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2025, 2024 and 2023	113
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2023 to December 31, 2025	114
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	115
Notes to Consolidated Financial Statements	117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventory Valuation – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess or obsolete inventories to their estimated realizable value. The determination of whether inventory costs will be realizable requires estimates by management. Provisions for slow-moving, excess or obsolete inventories are made based on the Company’s analysis of product dating, inventory levels, historical obsolescence and future sales forecasts.

We identified the valuation of inventory as a critical audit matter due to the significant estimates and assumptions used by management to determine excess and obsolescence write downs, including the determination of expected future sales. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation of inventory included the following, among others:

•
We evaluated the Company’s estimate for excess and obsolete inventory by performing the following:
o
We evaluated the reasonableness of management’s methods, assumptions, and judgments used in developing their estimate, which included consideration of expected future sales, product dating and historical obsolescence experience, and information obtained from supply chain personnel regarding inventory at risk for excess and obsolescence.
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
•
We tested the effectiveness of controls over inventory valuation, including those over the estimation of reserves for excess quantities and obsolete inventory.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2026

We have served as the Company’s auditor since 2019.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$466,233	$411,290
Accounts receivable	366,221	264,926
Inventory	142,556	81,404
Prepaid and other current assets	38,303	30,012
Restricted cash	1,527	1,322
Total current assets	1,014,840	788,954
Non-current assets:
Right-of-use assets	18,195	16,083
Property and equipment, net	1,708	2,952
Long-term inventory	34,959	75,713
Other assets	5,555	1,349
Total assets	$1,075,257	$885,051
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,798	$38,572
Accrued expenses	166,049	140,184
Convertible senior notes	93,662	—
Current portion of lease liabilities	7,087	6,753
Total current liabilities	323,596	185,509
Long-term liabilities:
Long-term credit facility	361,664	359,489
Convertible senior notes	—	93,341
Lease liabilities	11,947	10,201
Other liabilities	7,903	7,972
Total liabilities	705,110	656,512
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at December 31, 2025 and 2024; 126,621 and 124,495 shares issued and outstanding at December 31, 2025 and 2024, respectively	12	12
Additional paid-in capital	3,385,216	3,267,201
Accumulated other comprehensive loss	(2,103)	(3,308)
Accumulated deficit	(3,012,978)	(3,035,366)
Total stockholders’ equity	370,147	228,539
Total liabilities and stockholders’ equity	$1,075,257	$885,051

See accompanying notes to consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$689,383	$709,954	$366,281
Licensing and other revenue	314,399	71,413	30,310
Total revenue:	1,003,782	781,367	396,591
Operating expenses:
Cost of sales	102,236	117,723	58,510
Research and development	295,854	327,570	354,387
Selling, general and administrative	550,265	501,053	500,815
Total operating expenses:	948,355	946,346	913,712
Net operating income/(loss)	55,427	(164,979)	(517,121)
Loss on extinguishment of development liability	—	(1,949)	—
Interest income	13,143	12,773	20,933
Interest expense	(44,327)	(40,391)	(29,581)
Other expense, net	(133)	(2,170)	(727)
Net income/(loss) before taxes	24,110	(196,716)	(526,496)
Income tax expense	1,722	1,162	2,132
Net income/(loss)	$22,388	$(197,878)	$(528,628)
Other comprehensive income/(loss):
Unrealized gain/(loss) on pension plans	107	591	(2,618)
Foreign currency translation	1,098	(357)	(49)
Total other comprehensive income/(loss)	1,205	234	(2,667)
Comprehensive income/(loss), net of tax	$23,593	$(197,644)	$(531,295)

Net income/(loss) per share
Basic earnings per share	$0.18	$(1.60)	$(4.45)
Diluted earnings per share	$0.20	$(1.60)	$(4.45)
Weighted-average shares used in calculating:
Basic earnings per share	126,145	123,905	118,678
Diluted earnings per share	129,855	123,905	118,678

See accompanying notes to consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2023	110,772	$11	$2,479,596	$(875)	$(2,308,860)	169,872
Issuance of common stock and pre-funded warrants in common stock offering	4,008	1	384,386	—	—	384,387
Issuance of common stock upon exercise of stock options	3,858	—	71,274	—	—	71,274
Vesting of restricted stock units	806	—	(11,040)	—	—	(11,040)
Share-based compensation expense	—	—	105,945	—	—	105,945
Issuance of common stock to employee stock purchase plan	112	—	5,378	—	—	5,378
Unrealized loss on pension benefit plan	—	—	—	(2,618)	—	(2,618)
Net loss	—	—	—	—	(528,628)	(528,628)
Foreign currency translation	—	—	—	(49)	—	(49)
Balance at December 31, 2023	119,556	12	3,035,539	(3,542)	(2,837,488)	194,521
Exercise of pre-funded warrants	2,300	—	—	—	—	—
Proceeds from settlement of capped call	—	—	98,763	—	—	98,763
Issuance of common stock upon exercise of stock options	1,080	—	14,316	—	—	14,316
Vesting of restricted stock units	1,417	—	(57)	—	—	(57)
Share-based compensation expense	—	—	114,128	—	—	114,128
Issuance of common stock to employee stock purchase plan	142	—	4,512	—	—	4,512
Unrealized gain on pension benefit plan	—	—	—	591	—	591
Net loss	—	—	—	—	(197,878)	(197,878)
Foreign currency translation	—	—	—	(357)	—	(357)
Balance at December 31, 2024	124,495	$12	3,267,201	(3,308)	(3,035,366)	228,539
Issuance of common stock upon exercise of stock options	438	—	5,545	—	—	5,545
Vesting of restricted stock units	1,486	—	(11)	—	—	(11)
Share-based compensation expense	—	—	109,131	—	—	109,131
Issuance of common stock to employee stock purchase plan	202	—	3,350	—	—	3,350
Unrealized gain on pension benefits	—	—	—	107	—	107
Net income	—	—	—	—	$22,388	22,388
Foreign currency translation	—	—	—	$1,098	—	1,098
Balance at December 31, 2025	126,621	$12	$3,385,216	$(2,103)	$(3,012,978)	$370,147

See accompanying notes to consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income/(loss)	$22,388	$(197,878)	$(528,628)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation expense	104,003	114,128	105,945
Loss on extinguishment of development liability	—	1,949	—
Loss on disposal of fixed assets	—	—	120
Depreciation expense	1,558	1,797	1,784
Amortization of discounts for credit facility and convertible notes	2,496	1,559	297
Accretion of discount to development liability	—	8,936	25,996
Changes in operating assets and liabilities:
Accounts receivable	(101,279)	(58,484)	(198,715)
Inventory	(15,267)	(10,755)	(60,647)
Prepaid and other current assets	(8,087)	31,213	12,373
Other assets	(4,061)	705	11,700
Right-of-use assets and lease liabilities	(34)	(277)	(80)
Accounts payable	18,223	1,089	170
Accrued expenses and other liabilities	25,387	18,152	34,950
Net cash provided by/(used in) operating activities	45,327	(87,866)	(594,735)
Investing Activities
Purchase of property and equipment	(313)	(403)	(773)
Proceeds from sale of fixed assets	—	—	99
Net cash used in investing activities	(313)	(403)	(674)
Financing Activities
Proceeds from credit facility	—	365,454	—
Payment of issuance cost for credit facility	—	(7,214)	—
Payment of development liability	—	(326,533)	(55,500)
Proceeds from settlement of capped call	—	98,763
Proceeds from issuance of common stock, pre-funded warrant offering, net of issuance costs	—	—	384,387
Proceeds from exercise of stock options	5,545	14,316	71,274
Proceeds from issuance of common stock under employee share purchase plan	3,350	4,512	5,378
Payments of employee tax withholding related to equity-based compensation	(11)	(57)	(11,040)
Net cash provided by financing activities	8,884	149,241	394,499
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,250	(659)	135
Net increase (decrease) in cash, cash equivalents and restricted cash	55,148	60,313	(200,775)
Cash, cash equivalents and restricted cash at beginning of period	412,612	352,299	553,074
Cash, cash equivalents and restricted cash at end of period	$467,760	$412,612	$352,299

See accompanying notes to consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except per share amounts)

(Cont’d)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$466,233	$411,290	$351,185
Restricted cash	1,527	1,322	1,114
Total cash, cash equivalents, and restricted cash	$467,760	$412,612	$352,299
Supplemental disclosure of cash flow information:
Cash paid for interest	$41,233	$29,368	$3,286

See accompanying notes to consolidated financial statements..

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

The Company’s operations since inception have included organizing and staffing the Company, acquiring rights to product candidates, business planning, raising capital, developing its product candidates, commercializing EMPAVELI (pegcetacoplan) for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), C3 glomerulopathy (“C3G”) and primary immune complex membranoproliferative glomerulonephritis (“primary IC-MPGN”), and commercializing SYFOVRE (pegcetacoplan injection) for the treatment of geographic atrophy secondary to age-related macular degeneration (“GA”).

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

Follow-on Public Offerings

On February 22, 2023, the Company issued and sold 4,007,936 shares of common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. The Company received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering costs of $0.3 million. For the period ended December 31 2024, 2,299,991 shares of common stock were issued from the exercise of pre-funded warrants. As of December 31, 2025, pre-funded warrants to purchase 80,956 shares of the Company's common stock were still outstanding.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. From inception to December 31, 2025, the Company has incurred cash outflows from operations, losses from operations, and had an accumulated deficit of $3.0 billion, primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses incurred in connection with product launches and commercialization costs.

The Company believes that its cash and cash equivalents of $466.2 million at December 31, 2025 combined with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these consolidated financial statements.

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

Revenue Recognition

The Company’s revenues consist of product sales of EMPAVELI and SYFOVRE and revenue derived from its collaboration arrangement with Sobi. See Note 10, License and Collaboration Agreements for further discussion related to the Sobi Collaboration Agreement.

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

Product Revenue

The Company’s revenue from net product sales related to EMPAVELI and SYFOVRE are primarily recognized in the United States. The Company sells EMPAVELI and SYFOVRE principally through arrangements with specialty pharmacies (“SPs”) and specialty distributors (“SDs”), who are the Company’s customers. The customers subsequently resell the product to patients and health care providers. The Company applies the ASC 606 five step process discussed above to the contracts with SPs and SDs. Product revenues are recognized when the customers take control of the product, which typically occurs upon delivery to the customers.

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

Fees and Patient Assistance

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

Patient Assistance

Copay: Other incentives include voluntary patient assistance programs, such as the Company’s co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Government, Other Rebates and Chargebacks

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

Manufacturer Discount Program: The Company also participates in the Manufacturer Discount program, a federal program where the Company is required to provide discounts on drugs dispensed to eligible Medicare Part D patients. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Rebates and Chargebacks: The Company contracts with certain organizations, primarily group purchasing organizations ("GPOs") and pharmacy benefit managers, for the payment of rebates with respect to purchase of the Company's products by the end users. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

GPOs purchase from SDs at a discounted price. SDs charge back to the Company the difference between the price initially paid by SDs and the discounted price paid to SDs by the GPOs. The Company issues credit notes for the chargeback which are applied against amounts due from the SD.

Returns

Consistent with industry practice, the Company offers SPs and SDs limited product return rights for product damaged in shipping or shipped in error, short-dated, expired, recalled, or discontinued products; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from SPs and SDs and has visibility into the inventory distribution channel, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from SPs and SDs. In arriving at its estimate for product returns, the Company also considers historical product returns and the underlying product demand.

Licensing and Other Revenue

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”). The Company manages its operations as a single operating segment. See Note 16, Segment Information, for additional information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and the accompanying notes. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. Such estimates are used in the following areas, among others: accrued research and development expenses, reserves for variable consideration and reserves for excess or obsolete inventories. Actual results may differ from those estimates.

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

The Company’s financial instruments, in addition to those presented in Note 7, Long-term Debt, and Note 9, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. Management believes that the carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate the fair value due to the short-term nature of those instruments.

Cash and Cash Equivalents

The Company considers highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company holds cash in highly-liquid bank accounts and invests excess cash in money market funds.

Accounts Receivable

The Company’s accounts receivable are inclusive of receivables from its product sales to customers. They are generally stated at the invoiced amount and do not bear interest. The accounts receivable from product sales represent receivables due from the Company’s SPs or SDs. Payment terms are generally 30-65 days for EMPAVELI and 60-150 days for SYFOVRE. The Company monitors the financial performance and creditworthiness of its customers and provides reserves against trade receivables for expected credit losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are written-off against the established reserve. As of December 31, 2025 and 2024, the Company did not have an allowance for credit losses. The Company has had no historical write-offs of its accounts receivable as of December 31, 2025 and 2024.

The Company has an agreement (the “Factoring Agreement”) to sell certain trade accounts receivable to a third-party financial institution at a discount to the invoiced amount. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. The Company accounts for the transfer of trade accounts receivable under the Factoring Agreement as a sale in accordance with ASC 860, Transfers and Servicing, because effective control and risk associated with the transferred accounts receivable is passed to the third-party. Accordingly, the Company derecognizes the sold trade accounts receivable from the consolidated balance sheets. Cash proceeds related to the accounts receivable sold are included in cash from operating activities in the consolidated statements of cash flows. Any discounts or fees incurred in connection with the sales are recorded within “Selling, general and administrative expenses" in the consolidated statements of operations and comprehensive income/(loss). Pursuant to the Factoring Agreement, the Company performs certain collection and administrative functions for the receivable sold. The fair value of these administrative services is not material and therefore, the Company has not recorded any servicing assets or liabilities associated with the Factoring Agreement. See Note 3, Product Revenues, Accounts Receivable, and Reserves for Product Sales for additional information.

Inventory

Inventory is recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventory costs include third-party contract manufacturing, third-party packaging services, labor, overhead and freight. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value. Expenses incurred related to excess and obsolete inventories are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. Provisions for potentially obsolete or slow-moving inventory are made based on the Company’s analysis of product dating, inventory levels, historical obsolescence and future sales forecasts. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required which would be recorded as a cost of sales in the consolidated statements of operations and comprehensive income/(loss).

Inventory not expected to be sold within the Company’s normal operating cycle is classified as long-term inventory on the consolidated balance sheets.

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

Under the Sobi Collaboration Agreement, the Company may receive reimbursements from Sobi for certain agreed upon developmental activities. The Company presents such reimbursements as contra-research and development expense based on an evaluation of the nature and contractual terms of the arrangement and the nature of the Company’s business operations.

Selling, General and Administrative

Costs incurred in connection with selling, general and administrative activities are expensed as incurred. Selling, general and administrative expenses consist primarily of costs associated with the commercialization of approved products and general and administrative costs to support operations, including salaries, bonuses, benefits and share-based compensation. Selling expenses include product marketing, sales operations costs, and other costs incurred to support the Company’s sales efforts. General and administrative expenses include corporate support functions such as executive management, finance and accounting, business development, legal, human resources, information technology, and associated external costs to support those functions. Other significant costs include costs associated with medical affairs, drug safety and pharmacovigilance, quality and regulatory costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, and fees for accounting and consulting services. Marketing and advertising costs include marketing literature, promotional activities, conferences and seminars, branding and sponsorships.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred advertising costs of $91.8 million, $83.3 million, and $86.5 million, respectively.

Income Taxes

The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company did not have any significant uncertain tax positions

Share-Based Compensation

The Company’s share-based compensation program allows for grants of stock options and restricted stock units.

The Company measures share-based compensation cost at the grant date based on the fair value of the option and restricted stock units, and recognizes the expense related to awards on a straight-line basis over the requisite service period, which is typically the vesting period. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met, and is expensed using an accelerated method over the term of the award. Forfeitures are recognized as they occur.

The Company estimates the fair value of each option using the Black-Scholes option pricing model that considers the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The Company uses the simplified method described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to determine the expected life of the option grants. The estimate of expected volatility is based on the Company’s historical volatility over a period commensurate with the expected term of the option. The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, it uses an expected dividend yield of zero. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant valuation for a period commensurate with expected term of the option. Additionally, the Company uses a Monte Carlo simulation model to calculate the estimated fair value on the date of grant related to awards with market-based conditions. For awards with performance conditions, the Company assesses the probability of achievement at each reporting date to determine recognition of compensation expense.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and the issuers of its cash equivalents. The Company maintains its cash and cash equivalents with highly-rated financial institutions. At times, such amounts may exceed federally-insured limits. The Company has not experienced any losses on its deposits since inception, and management believes that minimal credit risk exists with respect to these financial institutions.

Billings to large specialty pharmacies and specialty distributors account for the majority of the Company’s accounts receivable, and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit-worthiness of its customers. See Note 3, Product Revenues, Accounts Receivable, and Reserves for Product Sales for additional information.

Net Income/(Loss) per Share

Basic net income/(loss) per share is calculated by dividing the net income or loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net income/(loss) per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock, plus potentially dilutive securities outstanding for the period, as determined in accordance with the treasury stock, if-converted, or contingently issuable accounting methods, depending on the nature of the security. For purposes of the diluted net income/(loss) per share calculation, stock options, restricted stock units (“RSUs”), shares potentially issuable in connection with the Company’s employee stock purchase plan (“ESPP”) and convertible notes are considered potentially dilutive securities and included to the extent that their addition is not antidilutive.

Recent Accounting Pronouncements issued not yet adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025‑12, Codification Improvements, which includes targeted amendments to clarify, correct, and improve various aspects of the FASB Accounting Standards Codification. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements, which clarifies disclosure requirements for interim financial statements. The ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial statement disclosures.

In September 2025, the “FASB issued “ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Improvements to Capitalization of Software Development Costs, which updates the accounting guidance for internal-use software costs and removes references to prescriptive project stages. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of the new guidance on the consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of the new guidance on the consolidated financial statements and related disclosures.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard is an amendment to the accounting guidance on income taxes which establishes incremental disaggregation of income tax disclosure pertaining to the effective tax rate reconciliation and income taxes paid. The amendments in this update are required to be applied on a prospective basis with the option to apply it retrospectively. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively to the current annual period. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operation. Refer to Note 12, Income Taxes in the accompanying notes to the consolidated financial statements for further details.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The table reflects net product revenue by major source for the following periods (in thousands):

			Year Ended December 31,
	Therapeutic Area	Key Indications	2025	2024	2023
Products:
EMPAVELI	Rare Disease	PNH, C3G (1), IC-MPGN (1)	$102,449	$98,091	$91,033
SYFOVRE	Ophthalmology	GA	586,934	611,863	275,248
Total product revenue, net			$689,383	$709,954	$366,281

(1) The FDA approved EMPAVELI for the treatment of C3G and primary IC-MPGN on July 28, 2025.

The Company’s product sales reserves totaled $58.6 million and $45.1 million as of December 31, 2025 and 2024, respectively.

The following table summarizes activity in each of the product revenue allowance and reserve categories as of December 31, 2025 (in thousands)::

	Fees and patient assistance	Government, Other Rebates, and Chargebacks (1)	Returns	Total
Ending balance at December 31, 2022	$164	$1,936	$251	$2,351
Provision related to sales in the current year	17,690	26,661	4,698	49,050
Adjustments related to prior period sales	(112)	(1,223)	(2,481)	(3,817)
Credits and payments made	(12,068)	(18,476)	(415)	(30,960)
Ending balance at December 31, 2023	$5,674	$8,898	$2,053	$16,625
Provision related to sales in the current year	46,506	89,094	3,936	139,536
Adjustments related to prior period sales	1,461	(19)	(96)	1,346
Credits and payments made	(42,052)	(66,440)	(3,870)	(112,362)
Ending balance at December 31, 2024	$11,589	$31,533	$2,023	$45,145
Provision related to sales in the current year	49,594	140,065	5,652	195,311
Adjustments related to prior period sales	298	(13)	(382)	(97)
Credits and payments made	(48,707)	(128,658)	(4,380)	(181,745)
Ending balance at December 31, 2025	$12,774	$42,927	$2,913	$58,614

(1) As of December 31, 2025, GPO chargebacks of $5.4 million are presented in the consolidated financial statements as reductions to accounts receivable, net. The GPO chargebacks as of December 31, 2024, and 2023 were immaterial. All other gross-to-net adjustments are presented in the consolidated financial statements as accrued expenses.

Significant customers - Gross product revenues and product sales receivable from the Company’s customers who individually accounted for 10% of more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Year Ended December 31,
	2025	2024	2023
Customer A	13%	13%	24%
Customer C	19%	19%	16%
Customer D	58%	59%	54%

	Percent of Product Sales Receivable
	As of December 31,
	2025	2024
Customer C	22%	29%
Customer D	66%	55%

Factoring of accounts receivable and associated fees for the years ended December 31, 2025, and 2024 were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Accounts receivable sold	$199,447	$142,698
Less: factoring fees	(2,434)	(1,700)
Net cash proceeds	$197,013	$140,998

The accounts receivable sold that remained outstanding as of December 31, 2025 and 2024 was zero and $86.1 million, respectively.

4. Inventory

The Company’s inventory of EMPAVELI and SYFOVRE consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Raw materials	$43,290	$54,385
Semi-finished goods	121,207	92,872
Finished goods	13,018	9,860
Total inventories	$177,515	$157,117

The Company’s long-term inventory balance consists of raw materials and semi-finished goods that are not expected to be sold within the Company’s normal operating cycle.

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. For the years ended December 31, 2025 and 2024, the Company’s reserve for excess and obsolete inventory was $20.5 million and $19.0 million, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Down payments for inventory	$2,201	$1,080
Prepaid research and development	22,096	7,780
Other prepaid assets	9,515	9,508
Royalties receivable	496	4,525
Receivable from collaboration agreement	2,442	2,272
Deposits and other current assets	1,553	4,847
Total prepaid and other current assets	$38,303	$30,012

6. Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accrued research and development	$16,995	$22,782
Accrued royalties	7,409	7,147
Accrued payroll liabilities	38,503	40,888
Accrued goods received not invoiced	21,248	638
Product revenue reserves	53,247	45,145
Commercial costs	25,907	20,610
Other	2,740	2,974
Total accrued expenses	$166,049	$140,184

7. Long-term Debt

Convertible Senior Notes

On September 16, 2019, the Company completed a private offering of convertible notes the 2019 Convertible Notes with an aggregate principal amount of $220.0 million issued pursuant to an indenture (the “Indenture”) with U.S. Bank National Association, as trustee.

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

The 2019 Convertible Notes and the 2020 Convertible Notes are referred to together as the “Convertible Notes”. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 3.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020. The Convertible Notes will mature on September 15, 2026, unless converted earlier, redeemed or repurchased in accordance with their terms.

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

During 2021 and 2022, holders of the 2019 Convertible Notes and the 2020 Convertible Notes converted approximately $425.4 million in aggregate principal amount into a total of 12,926,104 shares of the Company’s common stock. The Company accounted for these exchanges as induced conversions, resulting in the expensing of the fair value of shares issued in excess of the original terms of the Convertible Notes.

None of the circumstances outlined above were achieved during the years ended December 31, 2025 and 2024, and as such, the conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2025 and 2024.

After September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be
The Company has not called for redemption or redeemed any of the Convertible Notes as of
December 31, 2025.

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

As of December 31, 2025 and 2024, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

As the Convertible Notes mature on September 15, 2026, the Company classified the Convertible Note as current liabilities as of December 31, 2025 and non-current liabilities as of December 31, 2024 on the Company’s consolidated balance sheets.

The outstanding balance of the Convertible Notes as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(235)	(556)
Net carrying amount	$93,662	$93,341

The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization of debt issuance costs	$321	$309	$297
Contractual interest expense	3,286	3,286	3,286
Total interest expense	$3,607	$3,595	$3,583

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

As of December 31, 2025, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

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

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at (i) in the case of SOFR Loans, an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus (ii) 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. The Company used $326.5 million of the proceeds from the initial draw of the Credit Facility to buy out its remaining obligations to SFJ Pharmaceuticals Group.

The Credit Facility does not provide for scheduled amortization payments during the term. All principal will be due on the Maturity Date. The Company will have the right to prepay loans under the Credit Facility at any time. The Company is required to repay loans under the Credit Facility with proceeds from certain asset sales, condemnation events and extraordinary receipts, subject, in some cases, to reinvestment rights. Repayments are subject to a prepayment premium. Repayments may be made after the first year of the loan and are subject to a prepayment premium up to 3%, depending on timing.

On July 1, 2025, the Lenders and Sixth Street consented to the Royalty Agreement as further described in Note 10 (the “Six Street Consent”). In connection with the Sixth Street Consent, the Company agreed to extend by one year from the effective date of the Consent the periods in which certain prepayment premiums would be owed under the Sixth Street Financing Agreement. This effectively extended the period the prepayment premium would be owed from one year after the date of the initial draw, or May 13, 2024, to one year after the effective date of the Sixth Street Consent, or July 1, 2025.

All obligations under the Sixth Street Financing Agreement are secured on a first-priority basis, subject to certain exceptions, by security interests in substantially all assets of the Company and certain subsidiaries of the Company, including its intellectual property, and are guaranteed by certain subsidiaries of the Company, including foreign subsidiaries, subject to certain exceptions.

The Sixth Street Financing Agreement contains customary covenants, including, without limitation, a financial covenant to maintain liquidity of at least $50.0 million if the Company’s market capitalization is below $3.0 billion, and negative covenants that, subject to certain exceptions, restrict indebtedness, liens, investments (including acquisitions), fundamental changes, asset sales and licensing transactions, dividends, modifications to material agreements, payment of subordinated indebtedness, and other matters customarily restricted in such agreements. Among other permissions, the Company is permitted, on terms and conditions set forth on the Sixth Street Financing Agreement, to enter into a separate asset-based financing arrangement with a third-party in an amount of up to $100.0 million, which amount is increased to $200.0 million upon certain sales or market capitalization thresholds, and to have outstanding convertible unsecured notes in an amount equal to the greater of $400.0 million and 10% of the Company’s market capitalization, but not to exceed $600.0 million. The Company is subject to restrictions on sales and licensing transactions with respect to its core intellectual property, defined to include SYFOVRE, EMPAVELI, and other pegcetacoplan product assets, subject to certain exceptions, including certain transactions related to areas outside the United States and Europe.

The outstanding balance of the Credit Facility as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Principal	$375,000	$375,000
Less: debt discount and issuance costs	(13,336)	(15,511)
Net carrying amount	$361,664	$359,489

The following table sets forth total interest expense recognized related to the Credit Facility as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Amortization of debt issuance costs	$2,175	$1,250
Contractual interest expense	37,947	26,082
Total interest expense	$40,122	$27,332

No interest expense incurred for the year ended December 31, 2023 as the Credit Facility commenced in 2024.

8. Leases

The underlying assets of the Company’s leases primarily relate to office space leases and certain equipment leases. The Company determines if an arrangement qualifies as a lease at its inception.

As of December 31, 2025 and 2024, all leases were classified as operating leases. Additional information related to the operating leases is as follows (in thousands):

	December 31,
	2025	2024
Right-of-use assets	$18,195	$16,083
Operating lease liabilities	$19,034	$16,954
Weighted average remaining term in years	3.31	2.73
Weighted average discount rate used to measure outstanding lease liabilities	6.52%	6.20%

For the years ended December 31, 2025, 2024, and 2023, the total lease cost for operating leases was approximately $10.5 million, $10.2 million, and $7.0 million, respectively.

Supplemental cash flow information related to operating leases for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Operating cash flows from operating leases	$10,471	$9,263	$7,939
Operating lease assets obtained in exchange for lease obligations	$6,457	$—	$2,700

The maturity of the Company’s operating lease liabilities as of December 31, 2025 are as follows (in thousands):

2026	$7,940
2027	5,808
2028	3,581
2029	3,324
2030 and thereafter	373
Total future minimum lease payments	21,026
Less imputed interest	(1,992)
Total operating lease liabilities	$19,034

9. Fair Value Measurements

The following table presents the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

		December 31, 2025
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$349,615	$—	$—	$349,615
Total Financial Assets		$349,615	$—	$—	$349,615

		December 31, 2024
Balance Sheet Classification:	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$276,868	$—	$—	$276,868
Total Financial Assets		$276,868	$—	$—	$276,868

The Convertible Notes are financial instruments that are reported in the consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of December 31, 2025 and 2024. The fair value of the Convertible Notes was $97.5 million as of December 31, 2025 and $102.3 million as of December 31, 2024. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2025 and 2024.

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

Under the Sobi Collaboration Agreement, the Company and Sobi agreed to collaborate to develop Licensed Products for certain indications, including PNH, C3G, primary IC-MPGN and HSCT-TMA (collectively the “Initial Indications”), and any other indications subsequently agreed upon by the parties, for commercialization by or on behalf of the Company in the United States and by or on behalf of Sobi outside of the United States. If the parties do not agree to jointly pursue any development activities for the Licensed Products (whether for an Initial Indication or otherwise), the party proposing to pursue such activities may conduct such activities at its sole expense (with the non-proposing party having the right to obtain rights to the data generated by such development activities by paying a specified percentage of that expense), subject to agreed-upon exceptions that limit each party’s unilateral development rights. In July 2025, the Company and Sobi decided to discontinue development of systemic pegcetacoplan for Transplant-associated Thrombotic Microangiopathy (TA-TMA) (inclusive of HSCT-TMA), following completion of the Phase 2 study and a strategic assessment of the TA-TMA market landscape.

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

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement between the parties. The Sobi Collaboration Agreement grants Sobi the right to perform drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture drug substance under certain circumstances. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $26.2 million and $53.0 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the consolidated statements of operations and comprehensive income/(loss).

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs for the Initial Indications (defined above), of which the Company received $65.0 million and waived the remaining payment of $15.0 million. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi Collaboration Agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company.

On July 1, 2025 (the “Closing Date”), Apellis Pharmaceuticals, Inc. and its subsidiaries Apellis International GmbH and APL DEL Holdings, LLC entered into a Royalty Buy-Down Agreement (the “Royalty Agreement”) with Sobi.

Under the Royalty Agreement, Sobi paid the Company an upfront payment of $275.0 million and agreed to pay up to an aggregate of $25.0 million upon the European Medicines Agency (“EMA”) approval of Aspaveli for C3G and primary IC-MPGN (collectively, the “purchase price”), and the Company agreed to reduce Sobi’s royalty payment obligations under the Sobi Collaboration Agreement by 90%, effective July 1, 2025. The royalty reduction is subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the purchase price.

The royalty reduction subject to the cap is calculated as an amount equal to (A) the royalty payments that would have been payable by Sobi under the Sobi Collaboration Agreement with respect to aggregate net sales of Aspaveli outside the United States during the period beginning on July 1, 2025 and ending on the hard cap achievement date if the 90% reduction not been applied, minus (B) the royalty payments that are payable to the Company with the 90% reduction in effect. At any time on or after October 1, 2030, the Company may elect to pay Sobi a one-time payment amount, which shall be counted in determining if a cap is met. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%.

The Company has evaluated the terms of the Royalty Agreement and concluded, in accordance with ASC 606, the Royalty Agreement is a modification to, and should be accounted for as if it were part of, the existing Sobi Collaboration Agreement. Therefore, the effect of the modification on the transaction price, being the addition of the $275.0 million upfront payment, was recognized as an adjustment to revenue on the date of the modification. This amount is reflected in licensing and other revenue on the consolidated statement of operations and comprehensive income/(loss) for the year ended December 31, 2025. The royalty revenues from the sales of Aspaveli will continue to be recorded as licensing and other revenue on the consolidated statement of operations and comprehensive income/(loss) as the sales are made by Sobi outside of the United States.

In January 2026, Sobi received EMA approval of Aspaveli for C3G and primary IC-MPGN. Pursuant to the Royalty Agreement, Sobi owed us an additional $25.0 million, which was paid in February 2026. This $25.0 million will be recorded as licensing and other revenue on the consolidated statement of operations and comprehensive income/(loss) in the first quarter of 2026.

Under the Sobi Collaboration Agreement, as of December 31, 2025, 2024 and 2023, the Company recognized $13.2 million, $18.4 million, and $10.0 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States.

As of December 31, 2025 and 2024, the Company recognized $10.6 million and $9.9 million, respectively, of contra-research and development expense related to reimbursements from Sobi for certain agreed upon development activities. Additionally, as it relates to the $80.0 million reimbursement commitment from Sobi, the Company recognized $65.0 million as contra-research and development expense between 2020 and 2023, and waived the remaining $15.0 million reimbursement in 2024 in connection with the decision to discontinue the CAD program.

University of Pennsylvania License Agreement

Patent License Agreement with Penn (Non-ophthalmic Fields of Use)

The Company is party to a license agreement with Penn for an exclusive, worldwide license to specified patent rights for the development and commercialization of products in fields of use, as defined therein. The Company is required to make milestone payments aggregating up to $1.7 million, based upon the achievement of development and regulatory approval milestones, and up to $2.5 million, based upon the achievement of annual sales milestones with respect to each of the first two licensed products. The license agreement also requires the Company to pay low single-digit royalties based on net sales of each licensed product, subject to minimum quarterly royalty thresholds. In addition, the Company is obligated to pay a specified portion of income it receives from sublicensees.

From January 2021 through December 2025, the Company has made sublicense payments to Penn totaling $30.5 million. From January 2021 through December 2025, the Company has paid $3.5 million in development and sales milestones.

As of December 31, 2025, 2024 and 2023, the Company has incurred royalty expense of $7.3 million, $6.4 million and $4.8 million, respectively, on sales of EMPAVELI and Aspaveli, which is included in cost of sales on the consolidated statements of operations and comprehensive income/(loss).

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

From April 2023 through December 2025, the Company paid $7.3 million related to regulatory and sales milestones for SYFOVRE.

As of December 31, 2025, 2024 and 2023 respectively, the Company has incurred royalty expense of $19.1 million, $19.8 million and $8.9 million on sales of SYFOVRE, which is included in cost of sales on the consolidated statements of operations and comprehensive income/(loss).

Beam Research Collaboration

In June 2021, the Company entered into an exclusive five-year research collaboration (the “Beam Collaboration Agreement”) with Beam Therapeutics, Inc. (“Beam”) focused on the use of Beam’s proprietary base editing technology to discover new treatments for complement-driven diseases. The Company and Beam agreed to collaborate on up to six research programs focused on C3 and other complement targets in the eye, liver and brain. Under the terms of the Beam Collaboration Agreement, the Company is responsible for selecting specific genes within the complement system in various organs including the eye, liver and brain (the “Target List”) and providing analytical support while Beam will apply its base editing technology and conduct preclinical research on up to six base editing programs for the Target List. During the first five years of the Beam Collaboration Agreement, Beam is prohibited from developing on its own or with a third-party any base editing therapies associated with the items on the Target List but does not prevent Beam from licensing its intellectual property to a third-party for another purpose outside of the Target List. The Company will have exclusive rights to license each of the six programs and will assume responsibility for subsequent development and commercialization. Beam may elect to enter a 50-50 co-development and U.S. co-commercialization agreement with the Company with respect to any one program licensed under the Beam Collaboration Agreement and upon such election any license agreement in place at that time, would be terminated.

As part of the Beam Collaboration Agreement, the Company made upfront payments of $50.0 million and $25.0 million in 2021 and 2022, respectively. The Company and Beam are each responsible for their own costs during the research collaboration. If and after the opt-in license rights are exercised for each of the up to six programs, Beam will be eligible to receive development, regulatory and sales milestones from the Company, as well as royalty payments on sales. The Beam Collaboration Agreement has an initial term of five years and may be extended up to two years on a per year program-by-program basis.

Further, in August 2025, the Company opted into and entered into a license agreement with Beam to collaborate on the neonatal Fc receptor ("FcRn") in the liver, which triggered an upfront milestone payment of $3.8 million, paid in September 2025. Under this agreement, the Company may pay Beam up to $168.8 million in regulatory and development milestones, up to $215.0 million in sales-based milestones, and may owe low single-digit royalties on annual net sales within the licensed territory.

11. Employee Retirement Plans

The Company adopted an employee profit-sharing plan (the “401(k) Plan”), qualified under Section 401(k) of the Internal Revenue Code (the “IRC”). All of the Company’s full-time employees who have attained the age of 21 are eligible to participate in the 401(k) Plan immediately upon employment. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) Plan. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $5.7 million, $5.1 million, and $5.7 million respectively, for employer contributions made to the 401(k) Plan.

The Company maintains a pension plan covering employees of its Swiss subsidiary, Apellis International GmbH (the “Swiss Plan”). The Swiss Plan is a legally-mandated retirement fund that provides employees with a minimum benefit. Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. As is customary with Swiss pension plans, the assets of the Swiss Plan are invested in a collective fund, which are held and invested by a Swiss insurance company. The investment strategy of the Swiss Plan is managed by an independent asset manager with the objective of achieving a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk.

As of December 31, 2025, the Swiss Plan was underfunded by $0.2 million as the fair value of the plan assets of $11.3 million was less than the projected benefit obligation of $11.5 million. The accumulated benefit obligation at December 31, 2025 was $0.1 million. The Company’s net periodic benefit cost for the year ended December 31, 2025 was $0.7 million. The contributions to the Swiss Plan for the year ended December 31, 2025 were not material.

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

12. Income Taxes

The components of net income/(loss) from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(120,516)	$(22,701)	$(48,495)
Foreign	144,626	(174,015)	(478,001)
Total	$24,110	$(196,716)	$(526,496)

Provision for income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Current income tax expense:
U.S. Federal	$—	$—	$—
U.S. State and Local	1,550	474	1,869
Foreign	172	688	263
Total current income tax expense	1,722	1,162	2,132
Deferred income tax expense:
U.S. Federal	—	—	—
U.S. State and Local	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total tax expense	$1,722	$1,162	$2,132

The Company has elected to retrospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. A reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate, in accordance with the guidance in ASU 2023-09, is summarized as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023

Rate Reconciliation	Amount	Percent	Amount	Percent	Amount	Percent
Net income/(loss) before taxes	$24,110		$(196,716)		$(526,496)
US federal statutory income tax rate	5,063	21.0%	(41,310)	21.0%	(110,564)	21.0%
Domestic federal reconciling items
Tax credits
Research credits	5,720	23.7%	(22,100)	11.2%	(11,566)	2.2%
Nontaxable and nondeductible items
Stock-based compensation	10,938	45.4%	(8,688)	4.4%	(26,881)	5.1%
162M	1,634	6.8%	2,720	(1.4%)	1,588	(0.3%)
Other	609	2.5%	374	(0.2%)	(1,382)	0.3%
Cross-border tax laws
GILTI	638	2.6%	59,627	(30.3%)	—	—%
Valuation allowance	5,770	23.9%	(32,130)	16.3%	46,030	(8.7%)
Prior year taxes	—	—%	4,965	(2.5%)	2,396	(0.5%)
Domestic state and local income taxes, net of federal benefit	1,550	6.4%	474	(0.2%)	1,869	(0.4%)
Foreign tax effected
Switzerland
Statutory income tax rate differential	(19,725)	(81.8%)	20,443	(10.4%)	62,293	(11.8%)
Valuation allowance	(11,325)	(47.0%)	11,372	(5.8%)	37,044	(7.0%)
Other	(394)	(1.6%)	798	(0.4%)	(2)	—%
Bermuda
Statutory income tax rate differential	3	—%	3,150	(1.6%)	6	—%
Australia
Statutory income tax rate differential	(434)	(1.8%)	(505)	0.3%	(561)	0.1%
Valuation Allowance	1,503	6.2%	1,451	(0.7%)	1,595	(0.3%)
Other	(57)	(0.2%)	231	(0.1%)	275	(0.1%)
Other foreign jurisdictions	229	1.0%	290	(0.2%)	(8)	—%
Total	$1,722	7.1%	$1,162	(0.6%)	$2,132	(0.4%)

The Company’s effective income tax rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased primarily as a result of operations in state jurisdictions.

The following table presents the principal components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Intangible assets	$178,715	$177,244
Research and development capitalization	13,831	21,474
Contribution carryforward	8,782	—
Share-based compensation	43,966	38,494
Net operating loss carryforwards	306,448	312,672
Research and development credits	81,832	81,340
Orphan drug credits	43,129	48,015
Convertible debt	467	1,021
Fixed assets	370	194
Lease liability	3,972	3,026
Accruals	10,966	7,668
Deferred interest expense	4,234	1,974
Inventory reserves	42,051	31,476
UNICAP	(84)	1,806
Total deferred tax assets	738,679	726,404
Deferred tax liabilities:
Right-of-use asset	(3,863)	(2,821)
Total deferred tax liabilities	(3,863)	(2,821)
Net deferred tax assets before allowance:	734,816	723,583
Less valuation allowance	(734,816)	(723,583)
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its net federal, foreign and state deferred tax assets, and as a result, a valuation allowance of $734.8 million and $723.6 million has been established at December 31, 2025 and 2024, respectively.

On July 4, 2025, the U.S. signed into law the H.R.1 legislation commonly referred to as the OBBBA. The OBBBA contains significant tax provisions, such as permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not result in any material adjustments to the Company’s total income tax provision for the year ended December 31, 2025, and the Company have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment. However, given the complexity of tax laws, related regulations and interpretations, the Company’s current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions.

On December 31, 2025, the Company had approximately $427.1 million, $858.7 million and $1,443.6 million of federal, state and foreign net operating loss carryforward, respectively. On December 31, 2024, the Company had approximately $422.5 million, $621.8 million and $1,515.7 million of federal, state and foreign net operating loss carryforward, respectively. The Company also had federal and state research and development tax credit carryforwards, $102.1 million and $27.9 million, respectively as of December 31, 2025. Federal net operating loss carryforward in the amount of $425.6 million may be carried forward indefinitely. The remaining federal and state net operating loss, research and development tax credit carryforwards began to expire in 2025. The Company’s foreign net operating loss carryforwards will begin to expire in 2027.

Under the provisions of the Internal Revenue Code (“IRC”), the net operating loss (“NOL”), and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the IRC, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company experienced a Section 382 ownership change in September 2015, which imposes annual limitations on the Company's use of pre-change net operating loss carryforwards and other pre-change tax attributes.

The Company does not have any unrecognized tax benefits during any periods presented and does not expect this to significantly change in the next twelve months. There were no interest and penalties recorded in the statement of operations during any period and no amounts accrued for interest and penalties on December 31, 2025 or 2024.

The following table presents income taxes paid (net of refunds received), in accordance with the guidance in ASU 2023-09, is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$—	$—	$(2,500)
U.S. State and Local
Tennessee	806	730	94
Pennsylvania	266	*	471
Kentucky	*	540	*
Massachusetts	*	(284)	206
North Dakota	*	*	(90)
Other	260	(48)	13
Total U.S. State and Local	$1,332	$938	$694
Foreign
Germany	126	*	*
United Kingdom	*	111	*
Canada	*	337	*
Italy	*	99	*
Other	173	164	47
Total Foreign	299	711	47
Total	$1,631	$1,649	$(1,759)

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, tax years 2022 through 2024 remain open and subject to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities, to the extent utilized in a future period.

13. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation (“NOF”), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of December 31, 2025, the Company is obligated to pay up to an aggregate of $69.1 million to these vendors over the next three years. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. As a result of this termination, the Company incurred an expense of $6.4 million, which is included in cost of sales on the consolidated statements of operations and comprehensive income/(loss). As the amount was not due until January 2026, it is included in current liabilities on the consolidated balance sheet as of December 31, 2025, and in other liabilities on the consolidated balance sheet as of December 31, 2024. The $6.4 million obligation was subsequently paid by the Company in the first quarter of 2026

In addition, the Company has other non-cancelable purchase agreements as of December 31, 2025, under which it is obligated to pay up to an aggregate of $6.7 million to vendors over the next three years.

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

In March 2025, the United States District Court for the District Court of Massachusetts dismissed, without prejudice and without leave to amend, a putative class action complaint that was filed in August 2023 against the Company and certain current and former executive officers of the Company, which alleged, among other things, that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by misrepresenting and/or omitting certain material facts related to the design of SYFOVRE’s clinical trials and the risks associated with SYFOVRE’s commercial adoption, and sought, among other relief, compensatory damages and equitable relief in favor of the alleged class against all defendants, including interest, and reasonable costs and expenses incurred by plaintiffs, including attorneys’ and expert fees. In April 2025, the plaintiffs filed an appeal to the United States Court of Appeals for the First Circuit, which conducted a hearing in January 2026.

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

14. Equity Incentive Plans

Share-based Compensation

The Company’s Board of Directors adopted, and its stockholders approved, an equity incentive plan in 2010 (as amended, the “2010 Plan”). The Board of Directors and stockholders amended the 2010 Plan in August 2017 to increase the number of shares of common stock reserved for issuance thereunder to 6,188,466. The 2010 Plan allowed for the grant of incentive stock options and non-qualified stock options to purchase common stock for employees, directors and consultants under terms and conditions established by the Board of Directors. Incentive stock options and nonqualified stock options were granted at exercise prices that were no less than 100% of the estimated fair value per share of the common stock on the date of grant. If an individual owns capital stock representing more than 10% of the voting shares, the price of each share was at least 110% of the fair value on the date of grant. The Board of Directors determined the fair value of common stock with the assistance of a third-party specialist. Options expire 10 years from the issuance date. Following the adoption of Company’s the 2017 Stock Incentive Plan (the “2017 Plan”), the Company no longer grants stock options or other awards under the 2010 Plan.

In October 2017, the Company’s Board of Directors adopted, and its stockholders approved, the 2017 Plan, which became effective on November 8, 2017. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2017 plan is the sum of (i) 1,359,587 shares of common stock, plus (ii) an additional number of shares of common stock equal to the sum of (a) the number of shares of common stock reserved for issuance under the 2010 equity incentive plan that remained available for future issuance immediately prior to the effectiveness of the 2017 Plan, which was 299,568 shares, and (b) the number of shares of common stock subject to outstanding awards under the 2010 equity incentive plan upon effectiveness of the 2017 plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right plus (iii) an annual increase, to be added the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 4,219,409 shares of common stock, (ii) 4.0% of the number of shares of common stock outstanding on the first day of the fiscal year and (iii) an amount determined by the board of directors. On January 1, 2025, the shares available for future issuance under the 2017 plan were increased by 4,219,409 shares pursuant to the annual increase described above. As of December 31, 2025, there were 2,865,381 shares available for future grants under the 2017 Plan. In January 2026, the shares available for future issuance under the 2017 plan were increased by an additional 4,219,409 shares.

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

The aggregate number of shares reserved for issuance under the 2020 Plan was initially 750,000 shares. The Board of Directors amended the 2020 Plan to add 200,000 shares on January 1, 2024, which increased the total number of shares reserved for issuance to 1,950,000 shares as of January 1, 2024. As of December 31, 2025, there were 1,032,021 shares available for future grants under the 2020 Plan. No additional shares have been reserved under the 2020 Plan in 2025 or 2026.

In October 2017, the Company’s board of directors adopted, and the Company’s stockholders approved the 2017 Employee Stock Purchase Plan (“ESPP”) and provides participating employees with the opportunity to purchase up to an aggregate of 468,823 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the lowest of (i) 937,646 shares of common stock, (ii) 1.0% of the number of shares of common stock outstanding on the first day of the fiscal year and (iii) an amount determined by the board of directors. The board of directors initiated the first offering under ESPP in October 2019. On December 31, 2025, 208,848 shares of common stock remained available for issuance pursuant to the ESPP. On January 1, 2026, the shares available for future issuance under the ESPP were increased by 500,000 shares pursuant to the annual increase described above.

The Company has reserved the following shares of common stock for future issuance (in thousands):

	December 31,
	2025	2024	2023
Shares reserved under 2017 Equity Incentive Plan	17,797	20,062	16,989
Shares reserved under 2017 Employee Stock Purchase Plan	209	411	553
Shares reserved under 2020 Inducement Stock Incentive Plan	1,631	1,627	1,638
Total	19,637	22,100	19,180

Total share-based compensation expense related to the various plans during the years ended was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$40,105	$41,267	$45,644
Selling, general and administrative	63,898	72,861	60,301
Total share-based compensation expense included in expenses	$104,003	$114,128	$105,945
Capitalized share-based compensation expense to inventory (1)	5,128	—	—
Total share-based compensation	$109,131	$114,128	$105,945

(1) Prior to the year ended December 31, 2025, capitalized share-based compensation expenses into inventory were not material.

Stock Options—Options granted to employees typically vest over 48 months in installments of (i) 25% at the one-year anniversary and (ii) in either 36 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date (as defined) subject to the employee’s continuous service with the Company.

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

The following table summarizes the Company’s stock option activity:

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(in thousands)	Per Share	(in years)	(in thousands)
Outstanding, December 31, 2024	8,048	$35.36
Granted	2,919	20.17
Exercised	(438)	12.65
Forfeited	(1,466)	44.07
Outstanding, December 31, 2025	9,063	$30.16
Options exercisable, December 31, 2025	5,919	$33.00	4.09	$24,018
Expected to vest, December 31, 2025	3,144	$24.82	3.89	$14,763

The aggregate intrinsic values were calculated as the difference between the exercise price of the options and the fair value of the common stock.

During the years ended December 31, 2025, 2024 and 2023, the Company granted stock options to purchase an aggregate of 2.9 million, 0.7 million and 0.8 million shares of its common stock, respectively with weighted average grant date fair values per share of $9.66, $42.61 and $34.26, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 were $3.0 million, $46.0 million, and $181.0 million, respectively, calculated as the difference between the exercise price of the options and the fair value of the common stock on the respective date of exercise.

As of December 31, 2025, unrecognized compensation expense related to unvested options was $32.3 million, which the Company expects to recognize over an estimated weighted-average period of 1.9 years.

The assumptions used in the Black-Scholes model to estimate the grant date fair value are as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.77% - 4.42%	3.94 - 4.36%	3.50 - 4.01%
Dividend yield	0%	0%	0%
Volatility	70.32% - 73.11%	71.91 - 77.01%	68.4 - 71.0%
Expected terms (years)	2.25 - 6.25	3.81 - 6.08	3.81 - 6.08

Restricted Stock Units— The fair value of RSUs is estimated based upon the closing market price of the Company’s common stock on the date of grant. RSUs generally vest annually over a four-year period.

The following table summarizes the Company’s RSU activity:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2024	3,961	$53.19
Granted	3,343	27.41
Vested	(1,487)	50.18
Forfeited	(1,084)	45.05
Unvested Balance at December 31, 2025	4,733	$37.69

The fair value of restricted stock units vested during the year ended December 31, 2025, 2024 and 2023, respectively, were $74.6 million, $65.5 million and $42.2 million.

As of December 31, 2025, there was approximately $118.2 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 2.5 years.

Performance and Market-Based Stock Unit Awards

Market-Based RSUs

In January 2025, the Company granted 646,488 shares of performance restricted stock units (“PSUs”) to each of its executives pursuant to the 2017 Plan. Each performance restricted stock unit represents a contingent right to receive one share of the Company’s common stock. The PSUs will vest, subject to the satisfaction of the market conditions outlined below, so long as the grantee has a continuing service relationship with the Company. All vesting is dependent on grantee remaining employed by the Company on the applicable vesting dates. The market condition shall mean the attainment of Company relative total shareholder return (“rTSR”) performance compared to the Nasdaq Biotechnology Index (“NBI”) during the following three performance periods: 2025, 2025 - 2026, and 2025 - 2027, as determined by the Compensation Committee of the board of directors, utilizing a twenty (20) business day average stock price preceding the commencement date and preceding the conclusion of the performance period, with the following potential target threshold payout:

• 25th percentile relative TSR = 50% of original number of rTSR PSUs

• 55th percentile relative TSR = 100% of the original number of rTSR PSUs

• 90th percentile or greater relative TSR = 200% of the original number of rTSR PSUs

The Company used a Monte Carlo model to estimate the grant-date fair value of the rTSR PSUs. Share-based compensation expense for the rTSR PSUs is recorded in the consolidated statement of operations and comprehensive income/(loss) over the service period regardless of whether the market condition is achieved. Assumptions and estimates utilized in the calculation of the fair value of the rTSR PSUs include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of the Company and the performance period of the award.

The table below sets forth the weighted average grant date fair value assumptions used to value the rTSR PSUs:

Year Ended December 31,
2025
Risk-free interest rate	4.50%
Dividend yield	0%
Volatility	72.20%

The following table summarizes the Company’s rTSR PSU activity:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2024	—	$—
Granted	646	44.04
Vested	—	—
Forfeited	(99)	44.04
Unvested Balance at December 31, 2025	547	$44.04

As of December 31, 2025, there was approximately $10.7 million of related unrecognized compensation cost which the Company expects to recognize over a remaining weighted average period of 1.6 years.

Performance-Based RSUs

In June 2025, the Company granted 1,238,937 performance-based RSUs to all active employees pursuant to the 2017 Plan. Each performance-based restricted stock unit represents a contingent right to receive one share of the Company’s common stock. The performance-based RSUs will vest, subject to the satisfaction of certain regulatory and revenue performance conditions, so long as the grantee has a continuing service relationship. The fair value of the performance-based RSUs is estimated based upon the closing market price of the Company’s common stock on the date of grant. Of the 1,238,937 performance-based RSUs legally granted, the Company notes a grant date per ASC Topic 718, Compensation – stock compensation (“ASC 718”) was only established for 743,265 awards as certain criteria to establish a grant date under ASC 718 was not met for 495,672 awards.

During the year ended December 31, 2025, no expense was recognized because the performance conditions were not considered probable of achievement.

The following table summarizes the Company’s performance-based RSU activity:

	Number of Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share
Unvested Balance at December 31, 2024	—	$—
Granted	743	19.39
Vested	—	—
Forfeited	(31)	19.39
Unvested Balance at December 31, 2025	712	$19.39

Employee Stock Purchase Plan— Eligible employees who elect to participate in an offering under the ESPP may have up to 15% of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2025, a total of 202,092 shares of common stock were issued under the ESPP at an average per share price of $16.58. During the year ended

December 31, 2025, the Company recorded cash received from the issuance of stock to the ESPP of $3.4 million and recorded $1.4 million of share-based compensation expense related to the ESPP.

15. Net Income/(Loss) per Common Share

The following table presents the calculation of basic and diluted net income/(loss) per common share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic net income/(loss) per share
Numerator:
Net income/(loss)	$22,388	$(197,878)	$(528,628)
Denominator:
Weighted-average number of common shares used in net income/(loss) per common share - basic	126,145	123,905	118,678
Net income/(loss) per common share - basic	$0.18	$(1.60)	$(4.45)

Diluted net income/(loss) per share
Numerator:
Net income/(loss)	$22,388	$(197,878)	$(528,628)
Adjustment - Interest expense on Convertible Notes	3,607	—	—
Adjusted net income/(loss)	$25,995	$(197,878)	$(528,628)
Denominator:
Weighted-average number of common shares used in net income/(loss) per common share - basic	126,145	123,905	118,678
Convertible notes	2,379	—	—
Stock options to purchase common stock	967	—	—
Unvested restricted stock units	346	—	—
Shares expected to be purchased under employee stock purchase plan	18	—	—
Weighted-average number of common shares used in net income/(loss) per common share - diluted	129,855	123,905	118,678
Net income/(loss) per common share - diluted	$0.20	$(1.60)	$(4.45)

Shares outstanding presented below were excluded from the calculation of diluted net income/(loss) per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Convertible notes	—	2,379	2,379
Stock options to purchase common stock	6,506	8,048	8,664
Unvested restricted stock units	3,483	3,962	4,301
Total	9,989	14,389	15,344

16. Segment Information

The Company operates as a single reportable and single operating segment, which is the development and commercialization of treatments across a broad range of diseases driven by complement. The Company defines its segment on the basis in which internally reported financial information is regularly reviewed by CODM to analyze financial performance, make decisions, and allocate resources. The Company’s CODM reviews consolidated net income/(loss) for purposes of assessing performance, making operating decisions, strategically allocating future resources, and planning and forecasting for future periods.

The following table presents information about reported segment revenue, segment loss, and significant segment expenses as provided to the CODM with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,003,782	$781,367	$396,591
Less:
Internal research and development costs	88,182	91,881	121,931
Internal selling, general and administrative costs	180,833	162,874	176,778
External commercial costs	228,986	229,991	230,166
External research and development costs	167,567	194,422	186,812
External general and administrative costs	76,548	35,327	33,570
Other segment items (1)	102,369	121,842	59,237
Share-based compensation expense	104,003	114,128	105,945
Interest income	(13,143)	(12,773)	(20,933)
Interest expense	44,327	40,391	29,581
Income tax expense	1,722	1,162	2,132
Net income/(loss)	$22,388	$(197,878)	$(528,628)

(1)
Other segment items include cost of sales, loss on conversion of debt, and other expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2025, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the year ended December 31, 2025 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apellis Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apellis Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

February 24, 2026

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Tim Sullivan Chief Financial Officer and Treasurer	Adoption 12/11/2025	Rule 10b5-1 trading arrangement	Sale	Until 9/30/2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 30,000 shares

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Our Executive Officers,” “Our Board of Directors,” “How our Board of Directors is Organized and Governed,” and “ Delinquent Section 16(a) Reports,” and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be set forth in the sections titled “Our Executive Compensation Programs” and “How our Directors are Compensated” in our Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be set forth in the sections titled “Principal Stockholders” and “Securities Authorized for Issuance Under Equity Compensation” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be set forth in the sections titled “Transactions with Related Persons,” “Election of Directors,” and “Corporate Governance,” respectively, in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services will be set forth in the section titled “Our Auditors” in our Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements—Included in Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	110
Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024:
Consolidated Balance Sheets as of December 31, 2025 and 2024	112
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025,2024 and 2023	113
Consolidated Statements of Changes in Stockholders’ Equity for the period from January 1, 2023 to December 31, 2025	114
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	115
Notes to Consolidated Financial Statements	117

(2) Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or the required information is otherwise included in our consolidated financial statements or notes thereto.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38276	2/28/2022	4.4
4.5	Form of Pre-Funded Warrant	8-K	001-38276	2/24/2023	4.1
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the	S-1/A	333-220941	10/13/2017	10.8

	University of Pennsylvania, as assigned to the Registrant
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent License Agreement, dated as of October 14, 2009 and as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.9
10.10	Summary of Non-Employee Director Compensation Program	10-K	001-38276	2/28/2022	10.11
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.19	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.20+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.21	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.22	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.26
10.23	Sales Agreement, dated as of November 1, 2023 by and between Apellis Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	001-38276	11/01/2023	1.1
10.24††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2022	10.1
10.25	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.26+††	Offer Letter, dated as of December 25, 2022, by and between the Registrant and Baumal Caroline	10-K	001-38276	2/27/2024	10.28	X
10.27+††	Separation Agreement, dated February 21, 2025, by and between the Registrant and Adam Townsend	10-Q	001-38276	5/7/2025	10.1
10.28	Form of Exchange Agreement	8-K	001-38276	7/8/2021	10.1
10.29	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan	10-K	001-38276	2/21/2023	10.33
10.30	Royalty Buy-Down Agreement dated July 1, 2025, by and between Swedish Orphan Biovitrum AB and the Registrant	10-Q	01-38276	10/30/2025	10.1

10.31††	Amended and Restated Fee Letter, dated June 30, 2025, by and between the Company and Sixth Street Lending Partners					X
10.32	Fifth Amendment to Lease, dated September 5, 2025, by and between the Apellis Pharmaceuticals, Inc. and Delaware Corporation					X
10.33 +	Form of Restricted Stock Unit Award Agreement under 2017 Stock Incentive Plan					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche, LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Dodd-Frank Compensation Recovery Policy	10-K	001-38276	2/27/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: February 24, 2026	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cedric Francois	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Cedric Francois

/s/ Timothy E. Sullivan	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2026
Timothy E. Sullivan

/s/ Jim Chopas	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Jim Chopas

/s/ Gerald Chan	Director	February 24, 2026
Gerald Chan

/s/ A. Sinclair Dunlop	Director	February 24, 2026
A. Sinclair Dunlop

/s/ Alec Machiels	Director	February 24, 2026
Alec Machiels

/s/ Stephanie M. O’Brien	Director	February 24, 2026
Stephanie M. O’Brien

/s/ Paul Fonteyne	Director	February 24, 2026
Paul Fonteyne

/s/ Keli Walbert	Director	February 24, 2026
Keli Walbert

/s/ Craig Wheeler	Director	February 24, 2026
Craig Wheeler