Form 10-K/A
period 2025-12-31
Apellis Pharmaceuticals, Inc.
filed 2026-04-28
CIK 1492422

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

The number of shares of the registrant’s common stock, par value $0.0001 per share outstanding as of April 21, 2026 was 128,021,277.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Report”) is filed with respect to our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026. We are filing this Amendment solely for the purpose of including the information required by Part III of Form 10-K, which information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from a registrant’s definitive proxy statement if it is filed with the SEC no later than 120 days after the fiscal year end. However, we do not intend to file a definitive proxy statement for our 2026 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2025.

Accordingly, this Amendment is being filed solely to (i) provide the information required by Items 10 through 14 of Part III of the Original Filing, and (ii) delete the reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

This Amendment speaks as of the date of the Original Filing and, except as described above, this Amendment makes no changes to the Original Filing. This Amendment does not amend, update or change the financial statements or any other information presented in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Unless indicated otherwise, throughout this Amendment, references to “Apellis,” “the Company,” “we,” “us” and “our” refer Apellis Pharmaceuticals, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board of Directors currently consists of nine directors. In accordance with the terms of our restated certificate of incorporation, our board of directors is divided into three classes (Class I, Class II and Class III), with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•
the Class I directors are Mikael Dolsten, Paul Fonteyne and Stephanie Monaghan O’Brien, and their terms expire at the annual meeting of stockholders to be held in 2027;
•
the Class II directors are A. Sinclair Dunlop, Alec Machiels and Keli Walbert, and their terms expire at the annual meeting of stockholders to be held in 2028; and
•
the Class III directors are Gerald Chan, Cedric Francois and Craig Wheeler, and their terms expire at the annual meeting of stockholders to be held in 2026.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires.

Our restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our board of directors. Our restated certificate of incorporation also provides that our directors may be removed only for cause and only by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Name	Age	Position
Class I Directors
Mikael Dolsten	67	Director
Paul Fonteyne	64	Director
Stephanie Monaghan O’Brien	67	Director
Class II Directors
A. Sinclair Dunlop	54	Director
Alec Machiels	53	Director
Keli Walbert	59	Director
Class III Directors
Gerald Chan	75	Chairman of the Board
Cedric Francois	53	President and Chief Executive Officer and Director
Craig Wheeler	65	Director

Class I Directors (Term Expires at 2027 Annual Meeting)

Mikael Dolsten, M.D., Ph.D. became a director in 2026. From 2009 until 2025, Dr. Dolsten spent 16 years at Pfizer Inc. as Chief Scientific Officer and President, Worldwide Research, Development and Medical. Prior to joining Pfizer, he held senior research and leadership roles at Wyeth Pharmaceuticals LLC, Boehringer-Ingelheim Pharmaceuticals, Inc., AstraZeneca plc, Pharmacia and Upjohn Company LLC., each a pharmaceutical company. Dr. Dolsten serves on the boards of directors of Agilent Technologies, Inc. and Rocket Pharmaceuticals, Inc. and holds an M.D. and Ph.D. from Lund University. Dr. Dolsten’s qualifications for service on our board of directors include his extensive leadership experience in pharmaceutical research and development and his deep scientific expertise.

Paul Fonteyne became a director in 2020. Mr. Fonteyne has served as an Executive‑in‑Residence at Canaan Partners, a venture capital firm dedicated to early‑stage investing in health care and technology, since 2019. Mr. Fonteyne previously held a number of senior executive roles at Boehringer Ingelheim, including President and Chief Executive Officer of Boehringer Ingelheim USA, subsequent Chairman, and President of Boehringer Ingelheim Animal Health USA. Prior to that, Mr. Fonteyne held commercial leadership roles at Merck & Co., Inc. and Abbott Laboratories. Mr. Fonteyne currently serves on the boards of directors of Apnimed Pharmaceuticals, Inc. since 2023, Corium Therapeutics, Inc. since 2023, Amylyx Pharmaceuticals, Inc. since 2021, Ypsomed AG since 2018, and DalCor Pharmaceuticals since 2019. Mr. Fonteyne previously served on the board of Covetrus Inc. from 2021 to 2022 and on the board of Gelesis, Inc. from 2018 to 2023. Mr. Fonteyne also formerly served on the board of PhRMA and chaired the National Pharmaceutical Council. Mr. Fonteyne holds an M.B.A. from Carnegie Mellon University and an M.S. in chemical engineering from the University of

Brussels. Mr. Fonteyne’s qualifications for service on our board of directors include his extensive experience leading large commercial organizations in the pharmaceutical industry and his significant sales and marketing management expertise.

Stephanie Monaghan O’Brien became a director in 2013. Ms. O’Brien has served as an attorney with Morningside Technology Advisory, LLC since 1997. Ms. O’Brien has served on the board of directors of numerous private companies, including numerous private pre-clinical and clinical-stage companies developing drugs across a broad spectrum of therapeutic focus and numerous early-stage technology companies developing disruptive technologies and business methods. Ms. O’Brien holds an A.B. degree, cum laude, from Harvard College and a J.D. degree from New York University School of Law. Ms. O’Brien’s qualifications for service on our board of directors include her extensive experience advising and building early‑stage life science companies and her service on the boards of public and private biotechnology and technology companies.

Class II Directors (Term Expires at 2028 Annual Meeting)

A. Sinclair Dunlop became a director in 2010. Mr. Dunlop is the co‑founder and has served as the managing partner of Epidarex Capital GP LLC (“Epidarex Capital”), an early‑stage venture fund platform, since 2010. Prior to founding Epidarex Capital, Mr. Dunlop founded and served as managing partner of Masa Life Science Ventures, LP, an early‑stage venture fund that built an international portfolio of life science and health technology companies from 2005 to 2010. Mr. Dunlop currently serves on the boards of Clyde Biosciences since 2015, Inspiring Scotland since 2015, and Lario Therapeutics since 2023, and previously served on the boards of Theolytics Ltd. from 2021 to 2023 and Edinburgh Molecular Imaging, Ltd. from 2014 to 2022. Mr. Dunlop holds an M.B.A. from Columbia Business School, where he was the R.C. Kopf British‑American Fellow in international business, an M.A. with Honors in political economy from the University of Glasgow, and an M.A. in international relations from the Maxwell School of Citizenship and Public Affairs at Syracuse University. Mr. Dunlop’s qualifications for service on our board of directors include his strong background in financial management and investment in businesses and his experience serving on the boards of both public and private companies.

Alec Machiels became a director in 2009. Mr. Machiels is the co-founder and has served as the managing partner of CoLift, LLC (“CoLift”), a private equity platform since 2019. Prior to founding CoLift, Mr. Machiels was a partner at Pegasus Capital Advisors, L.P., a private equity firm, from 2006 to 2019. Mr. Machiels previously co‑founded and served as Chief Executive Officer of Potentia Pharmaceuticals, Inc., a private biotechnology company and the predecessor entity to Apellis, and also co‑founded Revon and served in that role from 2013 to 2019. Mr. Machiels began his career as a financial analyst with Goldman Sachs, serving in the Financial Services Group in London and the Private Equity Group in New York. Mr. Machiels has served on the boards of directors of several public and private companies. Mr. Machiels holds an M.B.A. from Harvard Business School, a license in law from KU Leuven Law School, and an M.A. in international economics from Konstanz University. Mr. Machiels’ qualifications for service on our board of directors include his strong background in private equity investing and financial analysis, his experience founding and leading biotechnology companies, and his service on the boards of public and private companies.

Keli Walbert became a director in 2025. Ms. Walbert has more than 20 years of commercial leadership experience. She most recently served as Executive Vice President, U.S. Commercial at Horizon Therapeutics plc (“Horizon”) from 2019 to 2023. Prior to Horizon, Ms. Walbert held senior leadership roles at AbbVie Pharmaceuticals, Abbott Laboratories, the American Medical Association and UnitedHealthcare. Ms. Walbert serves on the board of Women in Healthcare and holds a B.A. from the University of Louisville and an M.S. from Northwestern University. Ms. Walbert’s qualifications for service on our board of directors include her extensive commercial leadership experience in biopharmaceutical sales, product launches, and commercial strategy and execution across nephrology, ophthalmology, neurology, and rare disease markets.

Class III Directors (Term Expires at 2026 Annual Meeting)

Gerald Chan, Sc.D became a director in 2013 and currently serves as Chairman of the Board. Dr. Chan is a co‑founder of the Morningside Group, a private investment group with venture, private equity and property investments, and has served in that role since 1986. Dr. Chan has extensive experience in life science investments and has focused on biotechnology companies founded on novel science. Dr. Chan has served on the boards of directors of several technology and biotechnology companies, including Stealth BioTherapeutics Corp., which was publicly traded from 2019 to 2022, and has also served on the boards of Hang Lung Group Limited since 1986, LumiraDx Limited from 2020 to 2023, and Aduro Biotech Inc. from 2014 to 2018. Dr. Chan holds an S.M. in medical radiological physics and a Sc.D. in radiation biology from Harvard University, a B.S. and M.S. in engineering from the University of California, Los Angeles, and completed post‑doctoral training at the Dana‑Farber Cancer Institute. Dr. Chan’s qualifications for service on our board of directors include his extensive experience in life science investments and his service on the boards of directors of technology and biotechnology companies.

Cedric Francois, M.D., Ph.D. became a director in 2009 and is a co‑founder of Apellis, where he has served as President and Chief Executive Officer since 2009. Prior to co‑founding Apellis, Dr. Francois co‑founded and served as President and Chief Executive Officer of Potentia Pharmaceuticals, Inc., a private biotechnology company, and also co‑founded Revon Systems, LLC, a private healthcare software company. Dr. Francois has a clinical and scientific background in immunology and transplant medicine and previously participated in pioneering transplant programs, including the first successful hand transplantation and the Louisville Face Transplant Team. Dr. Francois has served on the boards of directors of Liberate Medical, Inc. since 2016 and Acuamark Diagnostics since 2021, and previously served on the boards of Potentia Pharmaceuticals and Revon Systems. Dr. Francois holds an M.D. from the University of Leuven and a Ph.D. in physiology from the University of Louisville. Dr. Francois’ qualifications for service on our board of directors include his expertise and extensive leadership experience in immunology and immune system‑mediated diseases and his extensive knowledge of our company based on his role as co‑founder and Chief Executive Officer.

Craig A. Wheeler became a director in 2025. Since 2020, Mr. Wheeler has served as Chief Executive Officer of Headwaters Biotech Advisors, where he advises biotechnology executives. Prior to joining Headwaters, from 2006 to 2020, Mr. Wheeler served as President and Chief Executive Officer of Momenta Pharmaceuticals. Prior to Momenta, from 2001 to 2006, he previously served as President of Chiron Biopharmaceuticals. Mr. Wheeler earlier was a senior member of The Boston Consulting Group’s health care practice. Mr. Wheeler currently serves on the board of directors of Amicus Therapeutics, Inc. and previously served on the boards of directors of Avanir Pharmaceuticals, Inc. and Momenta Pharmaceuticals. Mr. Wheeler holds an M.B.A. from the Wharton School of the University of Pennsylvania and B.S. and M.S. degrees from Cornell University. Mr. Wheeler’s qualifications for service on our board of directors include his expertise and extensive leadership experience in the pharmaceutical industry and his expertise in drug development, manufacturing, and the technical issues facing growing biopharmaceutical companies.

Executive Officers

The following table sets forth our current executive officers, their ages, and the positions held by each such person with the Company.

Name	Age	Position
Cedric Francois	53	President and Chief Executive Officer
Tim Sullivan	55	Chief Financial Officer and Treasurer
David Watson	53	General Counsel and Secretary
Caroline Baumal	59	Chief Medical Officer
Kelley Boucher	48	Chief People Officer
Jim Chopas	59	Vice President, Corporate Controller and Chief Accounting Officer
Mark DeLong	49	Chief Business & Strategy Officer
Pascal Deschatelets	56	Co-Founder & Chief Scientific Officer
Leslie Meltzer	44	Chief Research & Development Officer
Nur Nicholson	57	Chief Technical Operations Officer

Timothy Sullivan has served as Chief Financial Officer and Treasurer since October 2017. Prior to joining the Company, Mr. Sullivan served as a partner at AJU IB Investment, now known as Solasta Ventures Inc., where he led investments in life sciences companies, from 2014 to 2017 Earlier in his career, he served as Managing Director and Head of Life Sciences investment banking at RBS Citizens, N.A., now known as Citizens Bank, N.A. Mr. Sullivan received an A.B. in biology from Harvard College and an M.B.A. from Columbia Business School.

David Watson has served as General Counsel and Secretary since January 2014. Prior to joining the Company, Mr. Watson was a member of Frost Brown Todd LLC, from 2011 to 2013. Mr. Watson received his A.B, from Harvard College, his J.D. from Vanderbilt Law School, and an M.A. in mathematics from the University of Kentucky.

Caroline Baumal, M.D. has served as Chief Medical Officer since January 2023. Dr. Baumal has served as a Professor of Ophthalmology and vitreoretinal surgeon at the New England Eye Center at Tufts Medical Center since 1998. She has authored more than 170 scientific publications and has served as a principal investigator for numerous clinical studies evaluating novel retinal therapies. Dr. Baumal received her M.D. from the University of Toronto, completed fellowship training at Wills Eye Hospital and the New England Eye Center, and holds a B.Sc. in biochemistry from McGill University.

Kelley Boucher has served as Chief People Officer since 2025. Prior to joining the Company, Ms. Boucher served as Chief Human Resources Officer at Alnylam Pharmaceuticals, Inc. from 2019 until 2025, and prior to that served as Head of Global Human Resources at Abiomed, Inc. and in senior HR and M&A roles at Shire. Ms. Boucher holds a bachelor’s degree in government from Cornell University and completed the Strategic Leadership Development executive program at the Darden School of Business at the University of Virginia.

Jim Chopas has served as Vice President, Corporate Controller and Chief Accounting Officer since August 2021 and has also served as Treasurer since December 2021. Prior to joining the Company, Mr. Chopas served as Vice President, Principal Financial Officer and Principal Accounting Officer from 2020 to 2021 and Treasurer from 2018 to 2020 at Radius Health, Inc., and prior to that, served as a consultant at Danforth Advisors, a strategic consulting firm for life science and healthcare technology companies. Earlier in his career, Mr. Chopas served as Chief Financial Officer and Vice President of Finance at KBI Biopharma, Inc., and held senior management roles at Thermo Fisher Scientific Inc. and Parexel International Corp., all of which are biopharmaceutical companies. Mr. Chopas received a B.S. from the University of Massachusetts and an M.S. from Bentley University.

Mark DeLong has served as Chief Business & Strategy Officer since January 2023. Mr. DeLong joined the Company in February 2018 and since that time has served in progressively senior roles at the Company, including Senior Vice President and Vice President of Business Development & Strategy from 2020 to 2023 and Vice President of Strategy & Operations from 2018 to 2020. Prior to joining the Company, Mr. DeLong held various leadership roles at EMD Serono, Inc., a biopharmaceutical business of Merck KGaA, Darmstadt, Germany, including most recently Head of Global Portfolio Management, Neurology and Immunology Franchise. Mr. DeLong also held research and development roles at Alkermes plc, a biopharmaceutical company. Mr. DeLong received a B.S. in chemical engineering from Pennsylvania State University and an M.B.A. from the University of Michigan.

Pascal Deschatelets, Ph.D. was a co-founder and has served in various leadership roles since 2009, including Chief Scientific Officer since 2020 and Chief Operating Officer from 2009 to 2020. Prior to co‑founding the Company, Dr. Deschatelets co‑founded Potentia Pharmaceuticals, Inc. and served as its Chief Operating Officer, and later co‑founded Revon Systems, LLC. Dr. Deschatelets brings more than 25 years of research experience in surface chemistry, organic synthesis, nanobiotechnology, and bioconjugates. Dr. Deschatelets received his Ph.D. in organic chemistry from the University of Montreal and completed postdoctoral training in the laboratory of Dr. George Whitesides at Harvard University.

Leslie Meltzer, Ph.D. has served as Chief Research & Development Officer since August 2025. Prior to joining the Company, Dr. Meltzer served as Chief Medical Officer at Orchard Therapeutics plc, a biopharmaceutical company, from 2018 until 2025. Prior to that, Dr. Meltzer held senior roles at Keryx Biopharmaceuticals, Inc., Biogen, Inc., and Actelion Pharmaceuticals Ltd. Dr. Meltzer holds a Ph.D. in neuroscience from Stanford University and a bachelor’s degree in biology and neuroscience from Brandeis University.

Nur Nicholson has served as Chief Technical Operations Officer since August 2020. Prior to joining the Company, from 2016 to 2020, Ms. Nicholson served as Vice President, North America Business Operations and Intelligence and Head of Global Supply Chain at Galderma S.A. and previously served as Head of Global Supply Chain for the pharmaceutical franchise at Alcon, Inc. Ms. Nicholson received a B.S. in chemistry from Middle East Technical University in Ankara, Turkey, and an Executive M.B.A. from the M.J. Neely School of Business at Texas Christian University.

Corporate Governance

Board of Director Meetings and Attendance

Our board of directors recognizes the importance of director attendance at board and committee meetings. Our board of directors met 13 times during 2025. During 2025, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings held by the board of directors (during the period that such person served as a director) and (ii) the total number of meetings held by all committees of the board of directors on which such person served during the periods that such person served. During 2025, the independent directors met in executive session five times to discuss various matters, including oversight of our executive officers.

Director Attendance at Annual Meeting of Stockholders

Our corporate governance guidelines provide that directors are responsible for attending the annual meeting of stockholders. Each of our directors attended the 2025 annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, a compliance committee and a nominating and corporate governance committee. Each of the audit committee, compensation committee, compliance committee and nominating and corporate governance committee operates under a charter, and each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, the compensation committee, the compliance committee and the nominating and corporate governance committee is posted on the “Corporate Governance” page of the “Investors & Media” section of our website, which is located at www.apellis.com.

Audit Committee

Our audit committee met seven times during the fiscal year ended December 31, 2025. The members of our audit committee are Alec Machiels, A. Sinclair Dunlop, Paul Fonteyne and Craig Wheeler, and Mr. Machiels is the chair of the audit committee. Our audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•
overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•
monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•
overseeing our internal audit function, if any;
•
overseeing our compliance with statutes, regulations and policies regarding interactions with physicians, payors and patients;
•
overseeing our risk assessment and risk management policies;
•
establishing procedures for the receipt and retention of accounting related complaints and concerns;
•
meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;
•
reviewing information technology and cybersecurity infrastructure, personnel and policies;
•
reviewing and approving or ratifying any related person transactions; and
•
preparing the audit committee report required by SEC rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Our board of directors has determined that each of Mr. Machiels and Mr. Wheeler is an “audit committee financial expert” as defined in applicable SEC rules and that each of the members of our audit committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

The audit committee oversees the procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. We maintain a toll-free telephone number for the reporting of concerns regarding questionable accounting, internal accounting controls, auditing, ethics and healthcare compliance matters, which is 1-844-782-0340 and a secure web form available at https://apellis.ethicspoint.com.

Compensation Committee

Our compensation committee met seven times during the fiscal year ended December 31, 2025. The members of our compensation committee are Stephanie Monaghan O’Brien, Paul Fonteyne, Alec Machiels and Keli Walbert, and Ms. O’Brien is the chair of the compensation committee. Our compensation committee’s responsibilities include:

•
reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our Chief Executive Officer and our other executive officers;
•
overseeing the evaluation of our senior executives;
•
overseeing and administering our cash and equity incentive plans;
•
reviewing and making recommendations to our board of directors with respect to director compensation and management succession planning;
•
reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure; and
•
preparing the compensation committee report.

We believe that the composition of our compensation committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Under its charter, the compensation committee may from time-to-time delegate authority to subcommittees as it deems appropriate. Pursuant to our 2017 Stock Incentive Plan, or our 2017 Plan, and 2020 Inducement Stock Incentive Plan, or our 2020 Inducement Plan, the compensation committee has delegated to our chief executive officer, chief financial officer and chief people officer the authority to approve grants of stock options to employees who are not executive officers, subject to an annual aggregate maximum amount of awards that can be granted pursuant to such delegated authority.

Compliance Committee

Our compliance committee met four times during 2025. The members of the compliance committee are Paul Fonteyne, Alec Machiels, Stephanie O’Brien and Keli Walbert, and Mr. Fonteyne is the chair of the compliance committee. Our compliance committee’s responsibilities include:

•
reviewing the implementation of our compliance program, and key company policies, including the code of conduct;
•
evaluating and monitoring the adequacy and effectiveness of our compliance program, considering recommendations for its improvement and providing an annual evaluation of our compliance program to the board of directors;
•
assessing legal and compliance risks arising from healthcare compliance matters; and
•
overseeing compliance investigations of any executive officer with respect to matters covered by our compliance program.

The compliance committee periodically reviews reports received through the compliance hotline, investigations and disciplinary actions with respect to compliance matters, compliance monitoring and auditing efforts, annual risk assessments, our obligations for federal, state and foreign transparency reporting, and incentive compensation of sales representatives and other field personnel.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee met three times during 2025. The members of our nominating and corporate governance committee are Gerald Chan, A. Sinclair Dunlop, Stephanie Monaghan O’Brien and Keli Walbert, and Dr. Chan is the chair of the nominating and corporate governance committee. Our nominating and corporate governance committee’s responsibilities include:

•
identifying individuals qualified to become members of our board of directors;
•
recommending to our board of directors the persons to be nominated for election as directors and to each of our board’s committees;
•
reviewing and making recommendations to our board of directors with respect to our board leadership structure and board committee structure;
•
making recommendations to our board of directors with respect to accepting director resignations;
•
developing and recommending corporate governance guidelines to our board of directors; and
•
overseeing an annual evaluation of our board of directors.

We believe that the composition of our nominating and corporate governance committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Code of Business Conduct and Ethics

The Company has adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the “Corporate Governance” page of the “Investors & Media” section of our website, which is located at www.apellis.com. If the Company makes any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, the Company will disclose the nature of such amendment or waiver on our website.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist the board of directors in the exercise of its duties and responsibilities and to serve the best interests of our company and our stockholders. These guidelines provide that:

•
the principal responsibility of our board of directors is to oversee our management;

•
a majority of the members of the board of directors must be independent directors, unless otherwise permitted by Nasdaq rules;
•
the independent directors meet in executive session at least twice a year;
•
directors have full and free access to management and, as necessary, independent advisors; and our nominating and corporate governance committee will oversee periodic self-evaluations of the board of directors to determine whether it and its committees are functioning effectively.

A copy of the corporate governance guidelines is available on the “Corporate Governance” page of the “Investors & Media” section of our website, which is located at www.apellis.com.

Board Leadership Structure and Oversight of Risk

Our corporate governance guidelines provide that the nominating and corporate governance committee shall periodically assess the board of directors’ leadership structure, including whether the offices of chief executive officer and chair of the board of directors should be separate. Our guidelines provide the board of directors with flexibility to determine whether the two roles should be combined or separated based upon our needs and the board of directors’ assessment of its leadership from time to time. We do not currently have a lead independent director because the chair of our board of directors is independent within the meaning of the Nasdaq rules.

We currently separate the roles of chief executive officer and chair of the board of directors. Our president and chief executive officer is responsible for setting the strategic direction for our company and the day-to-day leadership and performance of our company, while the chair of our board of directors presides over meetings of the board of directors, including executive sessions of the board of directors, and performs oversight responsibilities. Separating the duties of the chair of the board from the duties of the chief executive officer allows our chief executive officer to focus on our day-to-day business, while allowing the chair of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Specifically, our chair of the board runs meetings of our independent directors, facilitates communications between management and the board of directors and assists with other corporate governance matters. Our board of directors believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Our board of directors believes that we have an appropriate leadership structure for us at this time which demonstrates our commitment to good corporate governance.

Risk is inherent with every business and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025. Our board of directors is actively involved in oversight of risks that could affect us.

Our board of directors oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis and our board and its committees oversee the risk management activities of management. Our board of directors receives full reports from each committee chair regarding the committee’s considerations and actions and regular reports directly from officers responsible for oversight of particular risks within our company, in order to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic, reputational and human capital risk.

Our audit committee oversees risk management activities related to financial controls and our legal, financial and financial and corporate compliance risks. Our audit committee reviews information regarding our liquidity and operations and our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant financial and other risk exposures and risks relating to data privacy and cybersecurity and the actions management has taken to limit, monitor or control such exposures.

Our compensation committee oversees risk management activities relating to our compensation policies and practices. The compensation committee considers whether our compensation programs properly align pay with performance and assesses whether any of our compensation policies or programs has the potential to encourage excessive risk-taking and assesses risk with respect to human capital management. Oversight by the compensation committee includes direct communication with our compensation consultants.

Our compliance committee manages healthcare compliance risks by overseeing, evaluating and monitoring our healthcare compliance policies, standards, procedures, systems, and initiatives as well as our information technology systems dedicated to regulatory and commercial compliance. Oversight by the compliance committee includes direct communication with our management, including regular reports from our general counsel and chief compliance officer, regarding legal, regulatory and reputation risk exposures relating to regulatory and healthcare compliance, with input from outside counsel or other advisors as appropriate.

Our nominating and corporate governance committee oversees risk management activities relating to board composition, the independence of the board, corporate governance practices, potential conflicts of interest, ESG issues and management succession planning.

In addition, members of our senior management team attend our quarterly board meetings and are available to address any questions or concerns raised by the board on risk management and any other matters. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight, including with respect to cybersecurity, manufacturing and supply activities, healthcare compliance, human capital management, board and employee diversity, and environmental, social and governance topics and risks, and reviews these topics with management on a regular basis.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and greater than 10% stockholders to file initial reports of ownership and changes of ownership of our common stock. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 forms on their behalf. Based solely on our review of the copies of such forms furnished to us or written representations that no reports were required to be filed, we believe that each of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2025 fiscal year except with respect to the Form 4 for Sinclair Dunlop filed on October 15, 2025, relating to a stock transfer on June 24, 2025.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers in 2025. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

Our compensation committee is responsible for overseeing the total compensation of our senior management team, which is comprised of our executive officers and certain other officers. In this capacity, our compensation committee reviews and approves all compensation for our Chief Executive Officer and our senior officers. This section discusses the principles underlying our strategy, philosophy, policies and decisions with respect to the compensation of our named executive officers, and material factors relevant to an analysis of our strategy, philosophy, policies and decisions. Our named executive officers for the fiscal year ended on December 31, 2025 were:

•
Cedric Francois, President, Chief Executive Officer and Principal Executive Officer
•
Timothy Sullivan, Chief Financial Officer and Principal Financial Officer;
•
David Watson, General Counsel;
•
Caroline Baumal, Chief Medical Officer; and
•
Kelley Boucher, Chief People Officer.

Executive Compensation Program Highlights

Our executive compensation programs are designed to attract, motivate, and retain our executive officers, who are critical to our success. Under these programs, our named executive officers are rewarded for the achievement of our near-term and longer-term financial and strategic goals and for driving corporate financial performance and stability. The programs contain elements of cash and equity-based compensation and are designed to align the interests of our executive officers with those of our stockholders.

Our executive compensation program is designed to attract, motivate, and retain executive officers, who are critical to our success. Due to the nature of our business, we compete for executive talent with many public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater equity compensation potential. Our compensation programs are structured to be competitive with the market and to reward our named executive officers for the achievement of near- and longer-term financial and strategic goals and for driving corporate financial performance and stability.

Our executive compensation is aligned with long-term stockholder value creation. A significant portion of our executive compensation is variable and at risk, tied to our stock price performance or achievement of pre-set performance objectives.

Our 2025 short-term incentive program paid out above target. With the exception of our Chief Executive Officer, executive officers and employees earned 105% of their target short-term incentive opportunities, consistent with performance results that included attainment at threshold for net product revenues for EMPAVELI and SYFOVRE; positive top line results for the Phase III study of systemic pegcetacoplan for the treatment of post-transplant recurrence of C3G/ and IC-MPGN; progress of product candidates (including APL-3007) into preclinical and early clinical trials; and attainment of various corporate and operational objectives to allow for efficiency, scalability and growth.

In 2025, we granted performance stock units (PSUs) as part of our annual equity program, which made up 50% of the annual target long-term incentive opportunities and 50% of the special incentive awards we granted in 2025. To further align our compensation program with our stockholder preferences and incentivize value creation, 50% of target long-term incentive opportunities in 2025 were allocated to performance stock units (PSUs), with vesting tied to total shareholder return (TSR) performance relative to companies in the NASDAQ Biotechnology Index. The target number of PSUs could be earned if our relative TSR performance equals the 55th percentile of the Index. Payouts are capped at target if our absolute TSR is negative, regardless of relative ranking.

2025 Say-on-Pay Vote Results

At our 2025 annual meeting of stockholders, we conducted a non-binding advisory vote on the compensation of our named executive officers, commonly referred to as a “say-on-pay” vote in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection

Act of 2010. Over 94.8% of the votes cast by stockholders on this proposal, excluding broker non-votes and abstaining votes, were cast in support of the compensation paid to our named executive officers.

While this vote is a non-binding advisory vote, our compensation committee and board of directors take the voting results into account in determining the compensation of our named executive officers. The compensation committee considers the stockholder vote as one factor in determining the appropriate level of compensation for the named executive officers. Given the strong level of support evidenced by last year’s say-on-pay vote, among other factors, our compensation committee decided to maintain our general approach to executive compensation.

Compensation Objectives and Philosophy

Our compensation program is designed to attract, motivate and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance. In particular, our compensation program is intended to reward the achievement of specified pre-determined quantitative and qualitative individual and corporate performance goals and objectives and to align the interests of our executive officers with those of our stockholders, with a focus on sustained long-term stockholder value creation.

The goal of our compensation committee is to ensure that our compensation program is aligned with the interests of our stockholders and our business goals and that the total compensation paid to each of our named executive officers is fair, reasonable and competitive.

Consistent with the Company’s pay-for-performance philosophy, a substantial portion of executive compensation is delivered through equity-based incentives, with realizable value directly tied to stock price performance or achievement of rigorous performance goals. As a result, actual pay outcomes may vary meaningfully from target depending on the achieved performance results, fostering an alignment with stockholder experience. The compensation committee believes this structure appropriately balances short-term and long-term performance, reinforces executive accountability and aligns management interests with those of our stockholders.

We deliver the most of executive compensation through equity and performance-based pay, and set challenging incentive goals for performance-based pay. Our executives receive benefits that are consistent with those offered to the rest of our employees and we do not provide excessive perquisites or supplemental executive retirement plans. We also have policies that allow us to recover excess incentive-based compensation resulting from an accounting restatement or related to activity that causes serious financial or reputational damage. We also require our executive officers and directors to comply with robust stock ownership guidelines and restrict hedging and pledging of our equity. The Audit Committee may grant an exception where an executive officer or director wishes to pledge our securities as collateral for a loan and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

We have designed our executive compensation program to embody a pay-for-performance philosophy that supports our business strategy and aligns the interests of our executive officers with our stockholders. We believe this link between compensation and the achievement of our near- and long-term business goals has helped drive our performance over time. At the same time, we believe our program does not encourage excessive risk-taking by management.

Key elements of our compensation program are further described below.

	PAY COMPONENT	KEY CHARACTERISTICS
Fixed	Based Salary	• Fixed cash compensation designed to provide competitive pay in line with each executive's individual experience, skills, contributions
Variable Pay	Annual Cash Incentive Plan
•
Incentivizes executives to achieve near-term performance objectives used by our stockholders to assess the strength of our business.
•
Payouts are tied to pre-set quantitative performance goals related to U.S. product revenues and advancements of our pipeline to support our goals of sustaining long-term growth, enhancing the Company's competitive positioning and driving durable stockholder value

Variable Pay	Performance Stock Units (PSU) 50% of Total LTIP
•
Motivates achievement of rigorous, long-term performance objectives.
•
Relative performance measurement reinforces our pay-for-performance philosophy by aligning compensation outcomes with delivering outperformance versus the industry

Variable Pay	Restricted Stock Units (RSUs) 50% of Total LTIP	• Motivates creation of sustained long-term value, while supporting retention and competitiveness of our compensation program.

Independent Compensation Consultant

In order to align the compensation of our executive officers with stockholder interests and with market best practices, we work with an independent compensation advisor to maintain an industry-specific peer group for benchmarking pay and to base our target pay on market norms. Our compensation committee developed our compensation program and made decisions regarding our compensation program with the assistance of a compensation consultant engaged by our compensation committee. The compensation committee engages an independent compensation consultant to advise on executive officer and director compensation matters including, overall compensation program design, peer group development and updates, and benchmarking of executive officer and director compensation programs. As part of its services, the independent compensation consultant provides the compensation committee with publicly available compensation data from a peer group of similarly situated publicly traded companies in the biopharmaceuticals and biotechnology industries and assistance reviewing subscription survey data and reported directly to our compensation committee.

In August 2021, our compensation committee engaged Pay Governance LLC, or Pay Governance, as its independent compensation consultant, and thereafter Pay Governance has served as the independent compensation consultant to our compensation committee, including with respect to our compensation program for 2025. Our compensation committee has assessed the independence of Pay Governance consistent with Nasdaq listing standards and has concluded that the engagement of this compensation consultant did not, and does not, raise any conflict of interest.

Defining and Comparing Compensation to Market Benchmarks

In late 2024 and early 2025, our compensation committee evaluated information from publicly traded companies in the biopharmaceutical and biotechnology industries and peer group data analyzed by Pay Governance, to make decisions on the compensation of our named executive officers with respect to the calendar year 2025. Due to the nature of our business, we compete for executive talent with many public companies that are larger and more established than we are or that possess greater resources than we do, and with smaller private companies that may be able to offer greater equity compensation potential. Accordingly, our compensation committee generally targeted total compensation for our executive officers at the 50th percentile of the market data. However, in making compensation decisions specific to each executive officer, our compensation committee also considered other criteria, including each executive’s experience and ability to contribute to our long-term growth, as well as corporate and individual performance, among other factors.

To ensure competitiveness of our compensation program, our compensation committee, with the advice of Pay Governance, selected a peer group of similarly situated companies and made compensation decisions based on publicly available compensation data from the peer group and subscription survey data analyzed by Pay Governance. Our compensation committee selected the peer companies based on a balance of the following criteria:

•
Organizational Profile – Companies with comparable scale and operating characteristics, including headcount (generally between 350 and 2,100 employees), stage of development (commercial stage companies with a robust pipeline), market capitalization (generally between $1.5 billion and $10 billion), and product revenues;
•
Executive Talent Market – Companies with executive roles and leadership structures comparable to ours and with which we compete for talent; and
•
Geographic Scope – U.S.-listed biotechnology and pharmaceutical companies with global operations.

Based on these criteria, our peer group for 2025, as approved by our compensation committee in September 2024, with the advice of Pay Governance, was comprised of the following 14 companies:

ACADIA Pharmaceuticals	Blueprint Medicines Corporation	Madrigal Pharmaceuticals, Inc.
Alkermes plc	Corcept Therapeutics Incorporated	Neurocrine Biosciences
Amicus Therapeutics, Inc.	Insmed Incorporated	PTC Therapeutics
Axsome Therapeutics, Inc.	Intra-Cellular Therapies, Inc.	Ultragenyx Pharmaceuticals
Biocryst Pharmaceuticals, Inc	Ionis Pharmaceuticals

The 2025 peer group represented a group of biopharmaceutical companies more similar to us in key measures than the list we used in 2024, in light of our collaborations and the advancement of our development pipeline, focusing on companies that were similar to us in terms of market capitalization, business results and product development. Specifically, Exelixis, Inc, Sarepta Therapeutics and United Therapeutics were removed from the 2024 peer group, and Axsome Therapeutics, Inc. Biocryst Pharmaceuticals, Inc. and Madrigal Pharmaceuticals, Inc. were added to the 2025 peer group.

Annual Compensation Review

Based on recommendations from management and the board of directors, and with the advice from the independent compensation consultant, the compensation committee reviews and approves the annual compensation of our executive officers, determines bonus and equity awards and establishes performance objectives during the first quarter of the year. For executive officers other than the Chief Executive Officer, the Chief Executive Officer makes recommendations for the annual compensation of such executive officers based on market data and the performance of the individual, and the compensation committee reviews and approves the compensation of such executive officers. In the case of the Chief Executive Officer, the compensation committee evaluates his performance and makes a recommendation to the board of directors, which reviews and approves the compensation of the Chief Executive Officer. For all executive officers as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executive officers in various hypothetical scenarios, executive stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company and industry-wide compensation levels and recommendations of the independent compensation consultant, including analyses of executive compensation paid at other companies identified by the independent compensation consultant. The compensation committee may also consider matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year.

In making its decisions, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executive officers in various hypothetical scenarios, executive stock ownership, company stock performance data, analyses of historical executive compensation levels and current Company- and industry-wide, as well as peer group compensation levels and recommendations of the independent compensation consultant.

Set forth below is a summary of the roles and responsibilities of the key participants that were involved in making compensation decisions for our executive officers in 2025.

Roles and Responsibilities

Responsible Party	Primary Roles and Responsibilities Relating to Compensation Decisions
Compensation Committee Comprised solely of independent directors, reports to the full Board of Directors
•
Oversees the design and administration of the executive compensation program;
•
Approves compensation of the named executive officers, except for the Chief Executive Officer;
•
Approves performance metrics, goals and structure of the Company’s short- and long-term incentive plans;
•
Establishes annual corporate performance goals for the Chief Executive Officer;
•
Recommends compensation of NEOs and approves compensation for NEOs (except the Chief Executive Officer);
•
Evaluates the Chief Executive Officer’s performance against pre-set goals and objectives;
•
Conducts annual review of equity-based compensation awards;
•
Reviews and approves the Company’s executive compensation peer group;
•
Reviews risks associated with the Company’s compensation policies and practices; and
•
Oversees compliance with applicable regulatory requirements and governance best practices related to executive compensation.

Board of Directors	• Approves the compensation of the Chief Executive Officer; and • Reviews the compensation committee’s evaluation of the Chief Executive Officer’s performance.
Independent Compensation Consultant (Pay Governance)
•
Provides independent advice regarding the design and competitiveness of the Company’s executive compensation program;
•
Provides advice on the selection and composition of the Company’s peer group;
•
Prepares market data and peer group benchmarking analyses;
•
Supports the Company’s annual compensation program risk analysis;
•
Provides expert knowledge on compensation trends, regulatory developments, and governance best practices;
•
Provides input on compensation levels and program design for the named executive officers; and

• Regularly attends the compensation committee meetings and participates in executive sessions, as requested.
Chief Executive Officer
•
Provides recommendations to the compensation committee regarding compensation for the Company’s other named executive officers, including annual performance goals and objectives; and
•
Evaluates the performance of the Company’s other named executive officers and presents such evaluations to the compensation committee.

Base Salary

Base salaries for our executive officers are intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent. Base salaries are originally established and negotiated during the hiring process based on individual experience, skills, expected contributions and relevant market benchmarks.

The base salaries of our executive officers are reviewed annually and may be adjusted to reflect market benchmarks, our executives’ performance during the prior year, our financial position and any changes in the scope of the officer’s responsibilities. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. Any changes in base salary made as part of the annual review are typically made effective in January or February of each year.

In January 2025, our compensation committee approved base salary adjustments for each of our executive officers serving at that time, based on market benchmarks, individual performance and professional growth potential, as well as survey data for comparable roles. The table below sets forth the base salaries for each of our named executive officers in 2024 and 2025.

Named Executive Officer	2024 Salary ($)	2025 Salary ($)	Percentage Increase
Cedric Francois	800,000	825,000	3.1%
Tim Sullivan	535,000	550,000	2.8%
David Watson	517,000	550,000	6.4%
Caroline Baumal	615,000	632,220	2.8%
Kelley Boucher (1)	—	495,000	—%

(1)
Kelley Boucher joined us as Chief People Officer on May 27, 2025. She was part-time until September 2025 when she transitioned to full-time. Her base salary above is provided on an annualized basis.

Annual Cash Incentive Program

Our executive officers are eligible to earn annual cash incentives under our annual cash incentive program, which is designed to reward near-term performance results that support our ability to deliver long-term stockholder value growth. At the beginning of each year, the compensation committee sets target incentive opportunities expressed as a percentage of base salary, based on each executive’s role and responsibilities, informed primarily by peer group data prepared and reviewed with the assistance of the independent compensation consultant, and recommends the target incentive opportunities for the chief executive officer which are reviewed by the Board of Directors. The table below shows each named executive officer’s 2025 target annual incentive compensation opportunity in comparison to the prior year.

Named Executive Officer	2024 Annual Incentive Opportunity (% of Base Salary)	2025 Annual Incentive Opportunity (% of Base Salary)	Change (%)
Cedric Francois	80%	80%	—%
Timothy Sullivan	50%	50%	—%
David Watson	45%	50%	5.0%
Caroline Baumal	50%	50%	—%
Kelley Boucher (1)	—	45%	—%

(1)
Kelley Boucher joined us as Chief People Officer on May 27, 2025.

Under our 2025 annual cash incentive program, cash incentive awards were determined by multiplying the target cash incentive award for each executive officer by a corporate performance factor established by our compensation committee based on our performance as measured against our corporate goals, which cover our clinical and pipeline development, products commercialization and operational effectiveness. The compensation committee and the Board of Directors retain discretion to consider individual performance as a factor for bonus compensation for executives.

Metric and Weighting		Objective	Attainment Level
			Partially Achieved	Achieved	Exceeded
Regulatory and Pipeline (40%)	10%	Transform the treatment of geographic atrophy with SYFOVRE	•
	10%	Progress IC-MPGN/C3G program			•
	10%	Maximize EMPAVELI’s impact in rare diseases		•
	10%	Advance early pipeline treatments in immunology			•
Revenue 40%	40%	Maximize SYFOVRE and EMPAVELI U.S. revenues	•
Operational Effectiveness (20%)	10% Finance	Ensure organization is adequately resourced for scope and scale of functional areas			•
	5% Quality and Supply				•
	5% HR/Audit/Compliance		•

During the first quarter of 2026, our compensation committee met with our Chief Executive Officer as part of its annual compensation review and discussed our 2025 corporate performance results and our Chief Executive Officer’s recommendations for a corporate performance under the annual incentive plan for each of our executive officers, other than himself.

In evaluating performance against pre-established corporate performance goals, the compensation committee determined an overall annual incentive payout of 105% of target for Company’s named executive officers was appropriate, reflecting the successful attainment of several key regulatory and pipeline performance achievements that exceeded expectations, including the advancement of the Phase 2 study of SYFOVRE in combination with APL-3007, our siRNA, the launch of EMPAVELI for the treatment of C3 glomerulopathy, or C3G, and primary immune complex membranoproliferative glomerulonephritis, or primary IC-MPGN, initiation of pivotal trials evaluating EMPAVELI in focal segmental glomerulosclerosis and delayed graft function, as well as the continued advancement of our pipeline and strong cash balance, and partial attainment regulatory, revenue and operational effectiveness goals.

Our compensation committee (or the Board of Directors, with respect to the Chief Executive Officer) maintains the discretion to adjust the size of individual awards upward or downward based on individual performance. The Chief Executive Officer offered, and the Board of Directors agreed to, an annual incentive plan payout for the Chief Executive Officer of 52.5% to foster closer alignment with stockholder experience during the performance year. The committee believes this outcome reinforces our pay-for-performance philosophy, and demonstrates accountability at the leadership level, while continuing to recognize the strong execution against key business objectives delivered by the broader management team.

Named Executive Officer	2025 Annual Incentive Target ($)	Performance Factor (%)	Approved 2025 Annual Incentive Payout ($)
Cedric Francois	660,000	52.50%	346,500
Timothy Sullivan	275,000	105.00%	288,750
David Watson	275,000	105.00%	288,750
Caroline Baumal	316,000	105.00%	331,916
Kelley Boucher (1)	106,115	105.00%	111,421

(1) Kelley Boucher joined us as Chief People Officer on May 27, 2025. Her target reflects a pro-rated annual bonus.

Equity Awards

The Company’s long-term equity incentive program is a central component of our executive compensation design that aims to:

•
Align the interests of executive officers with those of stockholders;
•
Maintain competitive levels of executive compensation;
•
Motivate sustained long-term performance and value creation;
•
Reward demonstrated leadership and performance; and
•
Promote retention through multi-year vesting periods.

All equity awards to executive officers are approved by the compensation committee, with awards to our chief executive officer approved by the Board of Directors. Other than new-hire and promotion grants, equity awards are typically made in the first quarter of each year, with award value reflecting each executive’s role and individual performance contributions. We typically make equity award grants to each of our executive officers upon commencement of employment, annually in conjunction with our review of executive compensation, or as a special incentive.

Historically, equity incentives for our executives included stock options and restricted stock units (RSUs). Following a comprehensive review of our executive compensation program, and in consultation with Pay Governance, our compensation committee approved a revised annual equity structure that introduced an equal allocation of the value of the equity grant between performance-based stock units (PSUs) and time-based RSUs. The number of PSU and RSU shares was determined by dividing the approved target grant value by the average closing price of the Company’s common stock over the 20 trading days preceding the grant date.

The compensation committee may approve a different award mix in the future as part of the overall compensation strategy. Awards made in connection with a new, extended or expanded employment relationship may involve a different mix of equity awards, depending on the compensation committee’s assessment of the total compensation package being offered and applicable competitive market benchmarks.

The annual PSU and RSU grants to our named executive officers are provided below:

Named Executive Officer	2025 PSUs (# of shares)(1)(2)	2025 RSUs (# of shares)(1)(3)
Cedric Francois	130,662	130,662
Timothy Sullivan	45,929	45,929
David Watson	42,762	42,762
Caroline Baumal	39,594	39,594
Kelley Boucher (4)	—	—

(1)
The equity awards granted to our named executive officers during the fiscal year ended December 31, 2025, and the grant date fair value of those awards determined in accordance with FASB ASC Topic 718, are shown in the Summary Compensation Table and the 2025 Grants of Plan-Based Awards table below.
(2)
Represents the target number of PSUs covering a 3-year period, which is divided equally among the three distinct performance periods. Subject to satisfaction of TSR performance conditions, as described below, 50%-200% of the PSUs attributable to each performance period vest on the anniversary of the grant date following the conclusion of each performance period.
(3)
The restricted stock units vest as to 25% of the shares on the first anniversary of the grant date and 25% on each anniversary of the grant date thereafter, subject to continued service.
(4)
Kelley Boucher joined us as Chief People Officer on May 27, 2025, at which time she received 22,087 RSUs and options to purchase 32,796 shares of our common stock. In accordance with the terms of her offer letter, she received an additional 45,095 RSUs and 67,396 stock options in June 2025 and 30,476 RSUs and 45,766 options in September 2025. The stock options will vest over four years, with 25% of the stock options vesting on the first anniversary of the relevant Grant Date, and in equal monthly installments over the remaining three years.

The 2025 PSUs for executive officers are set to pay out depending on the Company’s total shareholder return (TSR) performance compared to NASDAQ biotechnology index companies as follows: (i) at 50% of target if TSR performance is equal to 25th percentile of index TSR performance, (ii) at 100% of target if TSR performance is equal to 55th percentile of index TSR performance and (iii) at 200% of target if TSR performance is equal to or greater than 90th percentile of index TSR performance. Linear interpolation will be applied to determine the payout if TSR performance is between the 25th and 55th percentile or 55th and 90th percentile of index TSR performance. TSR performance below the 25th percentile of index TSR performance will result in no payout. Payout for negative TSR performance will be capped at 100% of target. TSR performance will be evaluated over 3 distinct performance periods during the 3-year period covering 2025-2027 as follows: (i) 2025 1-year TSR, (ii) 2025-2026 2-year cumulative TSR and (iii) 2025-2027 3-year cumulative TSR. Any PSUs not earned for a given performance period are forfeited and are not eligible for future vesting, consistent with our pay-for-performance philosophy.

Following completion of the first performance period which ended on the first anniversary of the date of grant, the compensation committee confirmed that the threshold was not met and the first tranche of the PSUs, was forfeited in full.

2025 Supplemental Performance Incentive Program

In June 2025, the compensation committee approved a broad-based supplemental performance incentive program designed to incentivize progress against our strategic objectives while supporting employee retention across the organization during a critical phase of our key product commercialization and growth.

The compensation committee determined that these performance metrics appropriately align employee incentives with key value drivers, including commercial execution, product innovation and revenue growth and are intended to:

•
Reinforce alignment between employee incentives and the Company’s key strategic and financial objectives;
•
Support retention of talent across the organization, particularly in roles critical to the Company’s commercial and development priorities; and
•
Promote a strong pay-for-performance culture by linking a meaningful portion of compensation to the achievement of measurable milestones.

To the extent the target US EMPAVELI revenue is achieved, the Company has the opportunity to receive additional PSUs if certain EMPAVELI and SYFOVRE US revenues targets are achieved.

Element	Weighting	Description
FDA SYFOVRE approval	50%	FDA approval of a prefilled syringe with SYFOVRE on or before December 31, 2026
Cumulative U.S. EMPAVELI product revenue	50%	Cumulative U.S. EMPAVELI product revenue (as determined in accordance with the Company’s financial reporting methods) from July 1, 2025 through December 31, 2026

For executive officers, the program provided equity awards under the Company’s 2017 Stock Incentive Plan, consisting of a mix of PSUs and stock options.

	2025 Supplemental Performance Incentive Program
Named Executive Officer	PSUs (# of shares)(1)	Stock Options (# of shares)(1)(2)
Cedric Francois	143,750	287,500
Timothy Sullivan	41,250	82,500
David Watson	41,250	82,500
Caroline Baumal	41,250	82,500
Kelley Boucher (3)	—	—
(1)
The equity awards granted to our named executive officers during the fiscal year ended December 31, 2025, and the grant date fair value of those awards determined in accordance with FASB ASC Topic 718, are shown in the Summary Compensation Table and the 2025 Grants of Plan-Based Awards table below.
(2)
Stock options vest in two equal annual installments on each anniversary of the grant date and have a three-year term.
(3)
Kelley Boucher joined us on May 27, 2025 and was not eligible to participate in the June 2025 Performance Incentive Program.

Separation Benefits Plan

On October 1, 2019, our board of directors adopted an Executive Separation Benefits and Retention Plan, or the Separation Benefits Plan. The Separation Benefits Plan applies to our Chief Executive Officer, Chief Financial Officer, Chief Medical Officer, Chief People Officer, General Counsel and certain other executive officers designated as such by the board of directors, collectively referred to as “C-level officers,” as well as certain other employees of the Company who hold a title of vice-president or higher, who, together with the C-Level Officers, are referred to as “covered employees.” All of our named executive officers are covered by the Separation Benefits Plan.

The Separation Benefits Plan provides for separation benefits for covered employees in the event of (i) a termination of employment by us other than for cause or (ii) a resignation for good reason upon a change in control or within 12 months following a change in control. Prior to the adoption of the Separation Benefits Plan, most of our executive officers did not have a severance arrangement. The Separation Benefits Plan was adopted in consultation with our outside compensation consultant, which provided data on severance practices among our peer group at the time of adoption, to more closely align our executives’ total compensation packages with market standards.

Not for Cause Termination Not Within Twelve Months of Change of Control

Under the terms of the Separation Benefits Plan, subject to the execution and effectiveness of a separation and release of claims agreement, if a covered employee’s employment is terminated by us other than for cause, which termination does not occur during the twelve-month period after a change of control, we will be obligated to:

•
continue to pay the covered employee’s base salary for a severance period of (i) 12 months, in the case of the Chief Executive Officer, (ii) nine months, in the case of the other C-level officers, or (iii) 26 weeks, in the case of other covered employees; and

•
provided that the covered employee is eligible for and elects to continue receiving medical insurance pursuant to COBRA, pay on such person’s behalf the share of the monthly premiums for such coverage that it pays for active and similarly situated employees receiving the same type of coverage during the severance period; provided, however, that in the event the covered employee becomes eligible during the severance period for group health insurance coverage through another employer, our obligation to make monthly premium payments shall end when the new employment begins.

Not for Cause Termination or Good Reason Resignation Within Twelve Months of Change of Control

Under the terms of the Separation Benefits Plan, subject to the execution and effectiveness of a severance and release of claims agreement, if, during the twelve-month period after a change of control, a covered employee’s employment is terminated by us other than for cause, or the covered employee resigns for good reason, we will be obligated to:

•
pay a lump sum equal to the covered employee’s base salary for a severance period of (i) 18 months, in the case of the Chief Executive Officer, (ii) 12 months, in the case of the other C-level officers, or (iii) 26 weeks, in the case of other covered employees;
•
pay to C-level officers a lump sum equal (i) to 150%, in the case of the Chief Executive Officer, or (ii) 100%, in the case of other C-level officers, of such C-level officers’ target bonus award for the year in which the termination of employment occurs, without regard to whether the performance goals applicable to such target bonus had been established or satisfied at the date of termination;
•
provided that the covered employee is eligible for and elects to continue receiving medical insurance pursuant to COBRA, pay on such covered employee’s behalf the share of the monthly premiums for such coverage that it pays for active and similarly situated employees receiving the same type of coverage during the severance period; provided, however, that in the event the covered employee becomes eligible during the severance period for group health insurance coverage through another employer, our obligation to make monthly premium payments shall end when the new employment begins;
•
arrange and pay for reasonable outplacement services for the covered employee; and
•
accelerate the vesting of all equity awards, other than terms more favorable to the covered employee, effective as of the date of termination, held by such covered employee at the date of termination (other than equity awards that vest on the basis of performance and do not provide solely for time-based vesting), such that such equity awards shall become 100% vested.

Benefits and Other Compensation

Other compensation to our executive officers consists primarily of the broad-based benefits we provide to all full-time employees in the United States, including medical, dental and vision insurance, group life and disability insurance, an employee stock purchase plan and a 401(k) plan. Pursuant to our employee stock purchase plan, employees, including our named executive officers, have an opportunity to purchase our common stock at a discount on a tax-qualified basis through payroll deductions. The employee stock purchase plan is designed to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The purpose of the employee stock purchase plan is to encourage our employees, including our named executive officers, to become our stockholders and better align their interests with those of our other stockholders. Pursuant to our 401(k) plan, employees, including our named executive officers, may elect to defer a portion of their current compensation up to the statutorily prescribed annual limit (which was $23,500 in 2025), with additional salary deferrals not to exceed $31,000 available to those employees 50 years of age or older, and to have the amount of this deferral contributed to our 401(k) plan. We make discretionary matching contributions and other employer contributions on behalf of eligible employees under our 401(k) plan. For the fiscal year ended December 31, 2025, we matched a portion of eligible employee contributions equal to 50% of the first 10% of eligible contributions pursuant to our 401(k) plan’s matching formula.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. In 2025, none of our named executive officers received perquisites or other personal benefits with an aggregate value of $10,000 or more other than Mr. Sullivan, who received executive wealth management services valued at $14,115 in 2025. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by our compensation committee.

We do not offer any defined benefit pension plans or non-qualified deferred compensation arrangements for our employees.

Stock Ownership Policy

We maintain equity ownership guidelines for our directors and executive officers to further align the interests of our board of directors and executive officers with those of our stockholders. The equity ownership guidelines are as follows: our chief executive officer must own shares worth at least six times his or her base salary; our other executive officers must own shares worth at least one to three times his or her base salary depending on their title; and our non-employee directors must own shares worth at least three times the annual cash retainer. Our chief executive officer, other executive officers and non-employee directors have five years from first being subject to these guidelines to satisfy the applicable ownership threshold. We assess stock ownership levels under the policy on an annual basis. At the time of implementation of our stock ownership policy and as of December 31, 2025, all of our directors and executive officers met the criteria set forth in the guidelines.

Recoupment Policy

In December 2023, we adopted a recoupment policy to implement the requirements of the final rule adopted by the SEC to implement the applicable provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recoupment of erroneously awarded incentive-based compensation and amended the recoupment policy that we adopted in September 2022. Under these recoupment policies, in the event that we are required to prepare an accounting restatement due to material non-compliance with financial reporting requirements, we will make a reasonable attempt to recover from our current or former executive officers the amount of incentive-based compensation paid to the executive officer during the three-year period preceding the date on which we are required to prepare an accounting restatement. Any such amount will not be greater than the excess of what would have been paid to the covered person based on the restated data. In addition, if our board of directors, in its sole discretion, determined that a covered person’s acts or omissions that contributed to the circumstances requiring an accounting restatement involved either (i) intentional misconduct or an intentional violation of any applicable rules or laws or (ii) fraud, then in each such case, we will use reasonable efforts to recover from such covered person up to 100% (as determined by our board of directors in its sole discretion) of the incentive-based compensation, and not just the excess of what would have been paid to the covered person. Further, if such conduct described in the prior sentence results in serious financial or reputation damage to the Company and regardless of whether we were required to prepare an accounting restatement on account of such activity, then we will use reasonable efforts to recover from such covered person up to 100% (as determined by our board of directors in its sole discretion) of the incentive-based compensation from the Company during the three-year period preceding the relevant activity.

For purposes of the recoupment policies, incentive-based compensation includes cash bonuses, stock options and other awards under our long-term incentive plans awarded to a covered person as compensation. To the extent the applicable law or rules require recovery of incentive-based compensation in additional circumstances besides those specified in the policies, our right or obligation to recover incentive-based compensation is not limited or restricted.

Insider Trading Policy

Our insider trading policy expressly prohibits short sales and derivative transactions of our stock by our named executive officers, directors and specified other employees, including short sales “against the box”; purchases or sales of puts, calls or other derivative securities based on the Company’s securities; and purchases of financial instruments that are designed to hedge or offset any decrease in the market value of Company securities. In addition, our insider trading policy prohibits our named executive officers, directors and specified other employees from purchasing our securities on margin, borrowing against company securities held in a margin account, or pledging our securities as collateral for a loan, although the Audit Committee may grant an exception where an executive officer or director wishes to pledge Company securities as part of the collateral for a loan and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities.

In 2025, the Audit Committee permitted Mr. Machiels to pledge Company securities as part of a pledge of a larger portfolio of securities in exchange for an extension of credit.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We are generally entitled to a U.S. federal income tax deduction with respect to compensation income paid to our service providers, subject to a limitation under Section 162(m) of the Internal Revenue Code of 1986, as amended, with respect to compensation in excess of $1 million paid in any one year to each of certain of the Company’s current and former executive officers. While the board of directors and compensation committee generally consider the tax implications to its executive officers of its executive compensation decisions, such implications did not have a material consideration in the compensation awarded to our named executive officers in 2025.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Internal Revenue Code provide that officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax.

Accounting for Stock-Based Compensation Awards

We follow FASB ASC 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our board of directors, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Compensation Risk Assessment

We believe that our executive compensation program does not encourage excessive or unnecessary risk taking. As described more fully above, we structure our pay to consist of both fixed and variable compensation, particularly in connection with our pay-for-performance compensation philosophy. We believe this structure motivates our executive officers to produce superior short- and long-term results that are in the best interests of our company and stockholders in order to attain our ultimate objective of increasing stockholder value. We have established, and our compensation committee endorses, these structures in order to address and mitigate compensation related risk. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the compensation committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

This report of the compensation committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The foregoing report has been furnished by the compensation committee.

THE COMPENSATION COMMITTEE OF THE

BOARD OF DIRECTORS OF Apellis

Pharmaceuticals, Inc.

Stephanie Monaghan O’Brien, Chair

Paul Fonteyne

Alec Machiels

Keli Walbert

April 28, 2026

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee were Ms. O’Brien, Mr. Fonteyne, Mr. Machiels and Ms. Walbert. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or ever has been, an officer or employee of our company.

FURTHER INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the fiscal years ended December 31, 2025, 2024, and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Cedric Francois, M.D., Ph.D.(5) President & Chief Executive Officer	2025	822,116	346,500	9,691,201	2,466,750	16,172	13,342,739
	2024	793,193	580,736	4,787,768	4,779,832	15,922	10,957,451
	2023	734,539	694,688	4,542,373	4,394,319	7,130	10,373,049
Timothy Sullivan Chief Financial Officer	2025	548,271	288,750	3,406,554	707,850	30,337	4,981,762
	2024	530,963	242,730	1,577,122	1,574,492	23,768	3,949,075
	2023	496,654	281,250	1,496,291	1,447,518	15,522	3,737,235
David Watson General Counsel	2025	546,193	288,750	3,171,658	707,850	16,172	4,730,623
	2024	513,078	211,107	1,577,122	1,574,492	15,922	3,891,721
	2023	479,193	271,688	1,306,582	2,814,940	13,486	4,885,889
Caroline Baumal, M.D. Chief Medical Officer	2025	629,903	331,916	2,936,687	707,850	16,172	4,622,528
	2024	610,386	279,026	1,689,790	1,687,004	140,922	4,407,128
	2023	550,673	323,438	1,632,190	1,787,404	136,754	4,430,459
Kelley Boucher (6) Chief People Officer	2025	214,755	111,421	2,103,963	2,099,746	207	4,530,091

(1)
The amounts reported in the “Bonus” column represent annual cash bonuses awarded to our named executive officers.
(2)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value for the fiscal years ended December 31, 2025, 2024, and 2023 of grants of RSUs and PSUs to each of the named executive officers, calculated in accordance with FASB ASC Topic 718. For RSUs, these amounts are calculated as the number of shares of RSUs granted multiplied by the quoted closing market price of our common stock on the date of grant. For PSUs, these amounts are calculated based on the probable outcome of the performance conditions as of the grant date. The amounts reported reflect our total accounting expense, excluding the effect of estimated forfeitures, and may not represent the amounts our named executive officers will actually receive from the awards. For the fiscal year ended December 31, 2025, no expense was recognized related to the PSUs granted under the 2025 Supplemental Performance Incentive Program.
(3)
The amounts reported in the “Options Awards” column reflect the aggregate grant date fair value of options awarded during the year, computed in accordance with the provisions of FASB ASC Topic 718, using a Black-Scholes valuation model. For the assumptions made in determining these values, see Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. For purposes of these calculations, we have disregarded the possibility of forfeitures related to service-based vesting conditions.
(4)
The amounts reported in the “All Other Compensation” column consist of the value of Company paid life insurance premiums and the amounts we contributed to our 401(k) plan in respect of our named executive officers. In 2025, we paid life insurance premiums of $672 for Dr. Francois, Mr. Sullivan, Mr. Watson, Dr. Baumal and $207 for Ms. Boucher, and we made 401(k) plan contributions of $15,550 for each of Dr. Francois, Mr. Sullivan, Mr. Watson, and Dr. Baumal. For Mr. Sullivan, this column also includes financial planning services in the amount of $14,115 in 2025. In 2024, we paid life insurance premiums of $672 for each named executive officer, and we made 401(k) plan contributions of $15,250 for each of Dr. Francois, Mr. Sullivan, Dr. Baumal, and Mr. Watson, and $11,500 for Mr. Townsend. For Dr. Baumal, this column also includes 50% of a $250,000 cash sign-on bonus paid on the one-year anniversary of her hire date. For Mr. Sullivan, this column also includes financial planning services in the amount of $7,846. In 2023, we paid life insurance premiums of $672 for each named executive officer, and we made 401(k) plan contributions of $6,458 for Dr. Francois, $14,850 for Mr. Sullivan, $11,082 for Dr. Baumal, and $12,814 for Mr. Watson. For Dr. Baumal, this column also includes 50% of a $250,000 cash sign-on bonus paid at time of hire, with the remaining 50% to be paid on the one-year anniversary of her hire date.

(5)
Dr. Francois also serves as a member of our board of directors but does not receive any additional compensation for his service as a director.
(6)
Ms. Boucher joined us on May 27, 2025 on a part-time basis and received a prorated portion of her new hire grant. Ms. Boucher increased her part-time hours on June 9, 2025 and received another prorated portion of her new hire grant. Ms. Boucher increased to 100% full-time employee on September 1, 2025 and received the final prorated portion of her new hire grant.

Grants of Plan Based Awards

The following table sets forth certain information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2025.

Grants of Plan-Based Awards for Fiscal Year Ended December 31, 2025

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Notes	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/ share) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Cedric Francois, M.D., Ph.D	1/21/25	(3)	65,331	130,662	261,324	—	—	—	5,754,354
	1/21/25	(4)	—	—	—	130,662	—	—	3,936,846
	6/9/25	(5)	71,875	143,750	287,500	—	—	—	—
	6/9/25	(6)	—	—	—	—	287,500	19.39	2,466,750
Timothy Sullivan	1/21/25	(3)	22,965	45,929	91,858	—	—	—	2,022,713
	1/21/25	(4)	—	—	—	45,929	—	—	1,383,841
	6/9/25	(5)	20,625	41,250	82,500	—	—	—	—
	6/9/25	(6)	—	—	—	—	82,500	19.39	707,850
David Watson	1/21/25	(3)	21,381	42,762	85,524	—	—	—	1,883,238
	1/21/25	(4)	—	—	—	42,762	—	—	1,288,419
	6/9/25	(5)	20,625	41,250	82,500	—	—	—	—
	6/9/25	(6)	—	—	—	—	82,500	19.39	707,850
Caroline Baumal, M.D.	1/21/25	(3)	19,797	39,594	79,188	—	—	—	1,743,720
	1/21/25	(4)	—	—	—	39,594	—	—	1,192,967
	6/9/25	(5)	20,625	41,250	82,500	—	—	—	—
	6/9/25	(6)	—	—	—	—	82,500	19.39	707,850
Kelley Boucher	5/28/25	(7)	—	—	—	22,087	—	—	371,062
	5/28/25	(7)	—	—	—	—	32,976	16.80	371,310
	6/9/25	(7)	—	—	—	45,095	—	—	874,392
	6/9/25	(7)	—	—	—	—	67,396	19.39	869,408
	9/2/25	(7)	—	—	—	30,476	—	—	858,509
	9/2/25	(7)	—	—	—	—	45,766	28.17	859,028

(1)
The exercise price of these stock options is equal to the closing price of our common stock on the Nasdaq Global Select Market on the grant date.
(2)
Amounts represent the aggregate grant date fair value of restricted stock units, performance stock units, and stock options awarded to the named executive officers, calculated in accordance with FASB ASC Topic 718, which is determined by multiplying the grant date fair value per share by the number of awards granted. For the assumptions made in determining these grant date fair values, see Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. For purposes of these calculations, we have disregarded the possibility of forfeitures related to service-based vesting conditions.
(3)
The amounts represent the 2025 performance stock units that are tied to the Total Shareholder Return (TSR) performance measured relative to the Nasdaq Biotechnology Index and vest at the end of each measurement period.
(4)
The amounts shown reflect time-based restricted stock units that vest as to 25% of the shares on the first anniversary of the grant date and 25% on each anniversary of the grant date thereafter.
(5)
The amounts represent the 2025 performance stock units that are tied to pipeline advancement milestones and vest following achievement by December 31, 2026. These awards are not deemed probable to vest as of the grant date or as of December 31, 2025.
(6)
These options vest in two equal annual installments with a three-year term.
(7)
The amounts shown reflect separate grant dates for Ms. Boucher, who joined the company on May 27, 2025 on a part-time basis and received a prorated portion of her new hire grant. Ms. Boucher increased her part-time hours on June 9, 2025 and received another prorated portion of her new hire grant. Ms. Boucher increased to 100% full-time employee on September 1, 2025 and received the final prorated portion of her new hire grant. These options have a ten-year term and vest over four years with 25% vesting on the first anniversary of the grant date and the balance vesting thereafter in 36 equal monthly installments with the first such installment vesting on the date one month after the first anniversary of the grant date. These restricted stock units vest as to 25% of the shares on the first anniversary of the grant date and 25% on each anniversary of the grant date thereafter.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)(4)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Cedric Francois, M.D., Ph.D.	6/9/25	—	—	—	—	143,750	—	—	—
	6/9/25		287,500	19.39	6/8/28	—	—	—	—
	1/21/25	—	—	—	—	261,324	9,691,201	—	—
	1/16/24	—	—	—	—	54,071	1,358,264	—	—
	1/16/24	50,232	54,602	66.30	1/15/34	—	—	—	—
	1/12/23	—	—	—	—	41,724	1,048,107	—	—
	1/12/23	95,588	35,505	52.66	1/11/33	—	—	—	—
	1/21/22	—	—	—	—	30,038	754,555	—	—
	1/21/22	166,850	3,550	35.46	1/20/32	—	—	—	—
	1/28/21	—	—	—	—	—	—	—	—
	1/28/21	150,000	—	44.90	1/27/31	—	—	—	—
	2/10/20	206,250	—	44.33	2/9/30	—	—	—	—
	2/8/19	273,779	—	13.85	2/7/29	—	—	—	—
	2/16/18	273,312	—	14.95	2/15/28	—	—	—	—
	8/21/17	100,538	—	4.31	8/20/27	—	—	—	—
	2/8/16	8,840	—	3.76	2/6/26	—	—	—	—
Timothy Sullivan	6/9/25	—	—	—	—	41,250	—	—	—
	6/9/25		82,500	19.39	6/8/28	—	—	—	—
	1/21/25	—	—	—	—	91,858	3,406,554	—	—
	1/16/24	—	—	—	—	17,811	447,412	—	—
	1/16/24	16,546	17,987	66.30	1/15/34	—	—	—	—
	1/12/23	—	—	—	—	13,744	345,249	—	—
	1/12/23	31,486	11,697	52.66	1/11/33	—	—	—	—
	1/21/22	—	—	—	—	10,618	266,724	—	—
	1/21/22	58,985	1,257	35.46	1/20/32	—	—	—	—
	1/28/21	—	—	—	—	—	—	—	—
	1/28/21	45,000	—	44.90	1/27/31	—	—	—	—
	2/10/20	70,125	—	44.33	2/9/30	—	—	—	—
	2/8/19	84,946	—	13.85	2/7/29	—	—	—	—
	2/16/18	23,958	—	14.95	2/15/28	—	—	—	—
	10/18/17	232,903	—	10.03	10/17/27	—	—	—	—
David Watson	6/9/25	—	—	—	—	41,250	—	—	—
	6/9/25		82,500	19.39	6/8/28	—	—	—	—
	1/21/25	—	—	—	—	85,524	3,171,658	—	—
	1/16/24	—	—	—	—	17,811	447,412	—	—
	1/16/24	16,546	17,987	66.30	1/15/34	—	—	—	—
	1/12/23	—	—	—	—	26,728	671,407	—	—
	1/12/23	27,495	10,213	52.66	1/11/33	—	—	—	—
	1/21/22	—	—	—	—	8,985	225,703	—	—
	1/21/22	49,910	1,064	35.46	1/20/32	—	—	—	—
	1/28/21	—	—	—	—	—	—	—	—
	1/28/21	45,000	—	44.90	1/27/31	—	—	—	—
	2/10/20	38,250	—	44.33	2/9/30	—	—	—	—
	2/16/18	14,888	—	14.95	2/15/28	—	—	—	—
Caroline Baumal, M.D.	6/9/25	—	—	—	—	41,250	—	—	—
	6/9/25		82,500	19.39	6/8/28	—	—	—	—
	1/21/25	—	—	—	—	79,188	2,936,687	—	—
	1/16/24	—	—	—	—	19,084	479,390	—	—
	1/16/24	17,729	19,271	66.30	1/15/34	—	—	—	—
	1/3/23	—	—	—	—	17,775	446,508	—	—
	1/3/23	35,729	13,271	50.28	1/2/33	—	—	—	—
Kelley Boucher	9/2/25	—	—	—	—	30,476	765,557	—	—
	9/2/25	—	45,766	28.17	9/1/35	—	—	—	—

6/9/25	—	—	—	—	45,095	1,132,786	—	—
6/9/25	—	67,396	19.39	6/8/35	—	—	—	—
5/28/25	—	—	—	—	22,087	554,825	—	—
5/28/25	—	32,976	16.80	5/27/35	—	—	—	—

(1)
These time-based stock options have a ten-year term and vest over four years with 25% vesting on the first anniversary of the grant date and the balance vesting thereafter in 36 equal monthly installments with the first such installment vesting on the date one month after the first anniversary of the grant date.
(2)
These time-based restricted stock units vest over four years with 25% of each restricted stock unit vesting on the first anniversary of the grant date and 25% on each anniversary of the grant date thereafter.
(3)
Amounts shown are based on a price of $25.12 per share, which was the closing price of our common stock as reported on the Nasdaq Global Select Market on December 31, 2025, the last trading day of the year.
(4)
For PSUs, these amounts are calculated based on the probable outcome of the performance conditions as of the grant date. The amounts reported reflect our total accounting expense, excluding the effect of estimated forfeitures, and may not represent the amounts our named executive officers will actually receive from the awards. For the fiscal year ended December 31, 2025, no expense was recognized related to the PSUs granted under the 2025 Supplemental Performance Incentive Program.

Option Exercises and Stock Vested

The following table sets forth information concerning option exercises for each of our named executive officers during the fiscal year ended December 31, 2025:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Cedric Francois, M.D., Ph.D.	75,000	1,190,735	75,173	2,196,322
Timothy Sullivan	25,000	447,450	25,302	739,895
David Watson	—	—	30,160	868,803
Caroline Baumal, M.D.	—	—	15,248	486,472
Kelley Boucher	—	—	—	—

(1)
The value realized when the stock options were exercised represents the excess of the fair market value of the shares at the time of exercise over the exercise price of the stock options.
(2)
The value realized when the stock awards vested represents the fair market value of the shares at the time of vesting of the stock awards.

Employment Agreements and Change in Control and Severance Arrangements

We entered into an offer letter with Mr. Sullivan, our Chief Financial Officer, on October 9, 2017 and an offer letter with Dr. Baumal, our Chief Medical Officer, on December 25, 2022. On April 14, 2025, we entered into an offer letter with Ms. Boucher, our Chief People Officer. These offer letters established their terms of employment with us, including their respective title, salary, bonus and eligibility for benefits. Otherwise, we are not party to offer letters or employment agreements with our other two named executive officers.

The Separation Benefits Plan provides for separation benefits for C-level officers, including our named executive officers, and other covered employees in the event of (i) a termination of employment by us other than for cause or (ii) a resignation for good reason upon a change in control upon or within 12 months following a change in control. These provisions are summarized above. See “Compensation Discussion and Analysis”.

Cash Severance upon Termination without Cause, Not Upon Change of Control

The following table sets forth information regarding the value of the benefits that our named executive officers would have received under the Separation Benefits Plan if they were terminated by us other than for cause on December 31, 2025.

Name	Not-for-Cause Separation ($)
Cedric Francois, M.D., Ph.D.	863,209	(1)
Timothy Sullivan	441,157	(2)
David Watson	441,157	(2)
Caroline Baumal, M.D.	491,187	(2)
Kelley Boucher	389,927	(2)

(1)
Twelve (12) months of monthly Base Salary and COBRA coverage for twelve (12) months.
(2)
Nine (9) months of monthly Base Salary and COBRA coverage for nine (9) months.

Cash Severance Upon a Change of Control

The following table sets forth information regarding the value of the benefits that our named executive officers would have received under the Separation Benefits Plan if, on December 31, 2025, they were terminated by us other than for cause or resigned with good reason, and such separation occurred within 12 months following a change of control.

Name	Change of Control ($)	Qualifying Termination within 12 Months Following Change of Control ($)
Cedric Francois, M.D., Ph.D.	—	2,296,814	(1)
Timothy Sullivan	—	875,209	(2)
David Watson	—	875,209	(2)
Caroline Baumal, M.D.	—	983,026	(2)
Kelley Boucher	—	637,902	(2)

(1)
Eighteen (18) months of monthly Base Salary, 150% of the target bonus award for the year in which the termination occurs, COBRA coverage for eighteen (18) months and outplacement services for six (6) months.
(2)
Twelve (12) months of monthly Base Salary, 100% of the target bonus award for the year in which the termination occurs, COBRA coverage for twelve (12) months and outplacement services for six (6) months.

Acceleration of Vesting Upon a Change of Control

Under the Separation Benefits Plan, the options and restricted stock units held by the named executive officers vest with respect to all of the then unvested shares upon the occurrence of a termination of employment without cause or a resignation for good reason within twelve months following a change of control. In addition, outstanding unvested performance stock awards will vest at target upon a qualifying termination in connection with a change of control.

The following table sets forth information regarding the value that would have been received by each of our named executive officers from an acceleration of vesting in connection with a change of control or, as applicable, a qualifying termination of employment following a change of control, assuming the acceleration event had occurred on December 31, 2025.

Name	Change of Control ($) (1)	Qualifying Termination within 12 Months Following Change of Control ($) (1)
Cedric Francois, M.D., Ph.D.	—	14,983,759
Timothy Sullivan	—	4,875,784
David Watson	—	5,001,811
Caroline Baumal, M.D.	—	4,424,026
Kelley Boucher	—	3,113,708

(1)
Values calculated based on a per-share price of $25.12, the closing price of our common stock on December 31, 2025 on the Nasdaq Global Select Market.

Other Agreements

We have also entered into employee confidentiality, inventions, and non-solicitation agreements with each of our named executive officers. Under the employee confidentiality, inventions, and non-solicitation agreements, each named executive officer has agreed (1) not to solicit our employees during his or her employment and for a period of one year after the termination of his or her employment, (2) to protect our confidential and proprietary information and (3) to assign to us related intellectual property developed during the course of his or her employment. In addition, Dr. Francois, Mr. Sullivan and Mr. Watson have non-compete agreements which prohibit competition for a period of one year after the termination of employment.

Rule 10b5-1 Plans

Certain of our executive officers have adopted, and directors and other executive officers may in the future adopt, written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in some circumstances. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our principal executive officer.

We identified our median employee based on our global workforce as of December 31, 2025. We determined the median employee from the global workforce of 699 persons (excluding our chief executive officer and 20 international employees – 14 from Australia, four from the Netherlands, one from Ireland, and one from Germany) based on the aggregate of base salary (plus overtime, as applicable and annualized in the case of full- and part-time employees who joined the Company during 2025), cash bonus, and the grant date fair value of long-term incentive compensation awards. The annual total compensation of our median employee (other than the chief executive officer) for 2025 was $338,237. As disclosed in the Summary Compensation Table above, our chief executive officer’s annual total compensation for 2025 was $13,342,739. Based on the foregoing, our estimate of the ratio of the annual total compensation of our chief executive officer to the median of the annual total compensation of all other employees was 39.4 to 1.

Median Employee
Base Salary ($)	250,000
Cash Bonus ($)	57,750
Long-term Incentive Awards ($)	25,740
All Other Compensation ($) (1)	4,747
Total ($)	338,237

(1)
Amount represents the value of Company paid life insurance and discretionary matching employer contribution under our 401(k) plan in respect of the median employee.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Our non-employee director compensation program is intended to provide a total compensation package that will attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Under our non-employee director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chair of each committee and the chair of the board of directors receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors, on such committee or in such position. The fees paid to non-employee directors in 2025 for their service on the board of directors and for their service on each committee of the board of directors were as follows:

	Member Annual Fee ($)	Chair Additional Annual Fee ($)
Board of Directors	50,000	33,750
Audit Committee	12,500	12,500
Compensation Committee	10,000	10,000
Compliance Committee	7,500	7,500
Nominating and Corporate Governance Committee	7,500	7,500

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

Under our non-employee director compensation program, each non-employee director who has served on our board of directors for at least six months receives, on January 1 of each year, the grant of (i) an option under the 2017 Plan to purchase a number of shares of our common stock that has a Black-Scholes valuation as of the date of the grant equal to $200,000, as calculated using the same methodology that we use to calculate the value of stock options for the purposes of our financial statements; and (ii) restricted stock units for a number of shares of common stock determined by dividing $200,000 by the closing price of our common stock on the date of grant. These options have a term of seven years, vest in four equal quarterly installments on April 1, July 1 and October 1 of the year in which the grant was made and on January 1 of the following year, subject to the non-employee director’s continued service as a director and are granted at an exercise price per share equal to the fair market value of our common stock on the date of grant. These restricted stock units vest on the first anniversary of the date or grant, subject to the non-employee director’s continued services as a director, although directors may choose to defer vesting of the restricted stock units until after the termination of their service. These awards become vested in full upon a change in control of our company.

In addition, under our non-employee director compensation program, each non-employee director that is newly elected to our board of directors also receives an option to purchase shares of our common stock upon his or her initial election to the board of directors. Specifically, upon his or her initial election to the board of directors, each non-employee director receives (i) an option to purchase the number of shares of common stock that has a Black-Scholes valuation as of the date of the grant equal to $300,000, as calculated using the same methodology that we use to calculate the value of stock options for the purposes of our financial statements; and (ii) restricted stock units for a number of shares of common stock determined by dividing $300,000 by the closing price of common stock on the date of grant. Each such option will have a term of seven years, vest with respect to one-third of the option on each of the first, second and third anniversaries of the grant date, subject to the non-employee director’s continued service as a director, and be granted at an exercise price per share equal to the fair market value of our common stock on the date of grant. The restricted stock units will fully vest on the first anniversary of the grant date, although directors may choose to defer vesting of the restricted stock units until after the termination of their service. These awards become vested in full upon a change in control of our company.

In December 2025, after an evaluation of the non-employee director compensation program by the compensation committee and Pay Governance, our independent compensation consultant, the board of directors chose to not make any changes to our non-employee director compensation program for 2026.

Pursuant to the terms of the non-employee director compensation program, in January 2025, each non-employee director received an option to purchase 11,199 shares of common stock and 6,267 restricted stock units, and in January 2026, each non-employee director received an option to purchase 14,684 shares of common stock and 7,961 restricted stock units.

Mikael Dolsten joined our board of directors on March 1, 2026 and, in accordance with the program, was granted an option to purchase 24,135 shares of the Company’s common stock, and restricted stock units for 14,312 shares of the Company’s common stock.

The following table sets forth information regarding the fees and equity awards earned by our non-employee directors during the fiscal year ended December 31, 2025.

	Fees Earned or Paid
Name	in Cash ($)	Option Awards ($)(1)	Restricted Stock Unit Awards ($)(2)	Total ($)
Gerald Chan	98,750	199,053	183,291	481,094
A. Sinclair Dunlop	70,000	199,053	183,291	452,344
Paul Fonteyne	87,500	199,053	183,291	469,844
Alec Machiels	92,500	199,053	183,291	474,844
Stephanie Monaghan O’Brien	85,000	199,053	183,291	467,344
Keli Walbert	75,000	300,392	299,970	675,362
Craig Wheeler	62,500	299,995	299,991	662,486

(1)
The amounts reported in the “Options Awards” column reflect the aggregate grant date fair value of options awarded during the year, computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, using a Black-Scholes valuation model. For the assumptions made in determining these values, see Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 For purposes of these calculations, we have disregarded the possibility of forfeitures related to service-based vesting conditions.
(2)
The amounts reported in the “Restricted Stock Unit Awards” column reflect the aggregate grant date fair value of restricted stock units awarded during the year, computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, which is determined by multiplying the market price of shares as of the date of the grant by the number of restricted stock units granted. For the assumptions made in determining these values, see Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. For purposes of these calculations, we have disregarded the possibility of forfeitures related to service-based vesting conditions.

The following table sets forth the outstanding equity awards held by our non-employee directors as of December 31, 2025, which consisted entirely of stock options and restricted stock units:

Name	Option Awards	Restricted Stock Unit Awards
Gerald Chan	227,616	16,227
A. Sinclair Dunlop	88,142	12,350
Paul Fonteyne	98,042	16,227
Alec Machiels	227,616	12,350
Stephanie Monaghan O’Brien	227,616	16,227
Keli Walbert	15,388	8,332
Craig Wheeler	28,195	16,483

Under our non-employee director compensation program, we do not pay any compensation to Cedric Francois, our President and Chief Executive Officer, in connection with his service on our board of directors. Dr. Francois’ compensation is set forth and discussed under “Executive Compensation—Summary Compensation Table” and “Executive Compensation—Compensation Discussion and Analysis.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

Unless otherwise provided below, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2026 by:

•
each person, or group of affiliated persons, who is known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our directors and executive officers as a group.

The column entitled “Percentage Beneficially Owned” is based on a total of 127,922,588 shares of our common stock outstanding as of March 31, 2026.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 31, 2026 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Apellis Pharmaceuticals, Inc., 100 Fifth Avenue, Waltham, Massachusetts 02451.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
Avoro Capital Advisors LLC (1)	13,411,111	10.5%
BlackRock, Inc. (2)	13,228,073	10.3%
Morningside Venture Investments Ltd (3)	12,806,342	10.0%
Morgan Stanley (4)	9,592,751	7.5%
RTW Investments, LP (5)	7,666,764	6.0%
Deep Track Capital, LP (6)	7,000,000	5.5%
Directors and Named Executive Officers:
Cedric Francois (7)	2,798,805	2.2%
Gerald Chan (8)	248,992	*
Mikael Dolsten	—	*
A. Sinclair Dunlop (9)	245,419	*
Paul Fonteyne (10)	124,418	*
Alec Machiels (11)	1,254,676	*
Stephanie Monaghan O’Brien (12)	248,992	*
Keli Walbert (13)	17,890	*
Craig Wheeler (14)	13,069	*
Caroline Baumal (15)	97,636	*
Kelley Boucher (16)	8,244	*
Timothy Sullivan (17)	674,407	*
David Watson (18)	291,148	*
All executive officers and directors as a group (13 persons) (19)	6,023,696	4.6%

* Represents beneficial ownership of less than 1% of our outstanding stock.

(1)
Avoro Capital Advisors LLC and Behzad Aghazadeh, who serves as the portfolio manager and controlling person of Avoro Capital Advisors LLC (together, “Avoro”) hold sole dispositive power and sole voting power over 13,411,111 shares of common stock. The information reported is based solely on a Schedule 13G filed on February 14, 2024 and information known to the Company. Avoro’s principal business office is 110 Greene Street, Suite 800, New York, NY 10012
(2)
BlackRock Inc. holds sole dispositive power over 13,228,073 shares of common stock and holds sole voting power over 13,026,072 shares of common stock. The information reported is based solely on a Schedule 13G filed on February 6, 2026. BlackRock Inc.’s principal business address is 50 Hudson Yards New York, NY.
(3)
Frances Richard, Jill Marie Franklin, Peter Stuart Allenby Edwards and Cheung Ka Ho, the directors of Morningside Venture Investments, Ltd. (“MVIL”), share voting and dispositive control over the shares held by MVIL. The address for MVIL is 2nd Floor, Le Prince de Galles, 3-5 Avenue des Citronniers, MC 98000, Monaco.
(4)
Morgan Stanley and certain of its subsidiaries ("Morgan Stanley") holds shared voting power over 17,378,959 shares of common stock and shared dispositive power over 17,395,936 shares of common stock. The information reported is based solely on a Schedule 13G filed on February 3, 2025. Morgan Stanley's principal business address is 1585 Broadway, New York, NY, 10036.
(5)
RTW Investments, LP and Roderick Wong, who serves as the Managing Partner and Chief Investment Officer of RTW Investments, LP (together, "RTW") hold shared dispositive power and shared voting power over 7,666,764 shares of common stock. The information reported is based solely on a Schedule 13G filed on February 17, 2026 and information known to the Company. RTW’s principal business office is 40 10th Avenue, Floor 7, New York, New York 10014.
(6)
Deep Track Capital, LP and certain of its subsidiaries ("Deep Track Capital") hold shared dispositive power and shared voting power over 7,000,000 shares of common stock. The information reported is based solely on a Schedule 13G filed on May 16, 2025 and information known to the Company. Deep Track Capital’s principal business office is 200 Greenwich Ave, 3rd Floor, Greenwich, CT 06830.
(7)
Consists of (i) 74,840 shares of common stock held by Dr. Francois; (ii) 234,411 shares of common stock held by The Francois-DuBois Educational Trust, as to which Mr. Machiels holds a voting proxy and for which Fiduciary Trust Company of New England serves as trustee; (iii) 300,000 shares of common stock held by the Francois Grossi Trust; (iv) 472,065 shares of common stock held by The Cedric Francois Irrevocable Trust of 2023 – 1; (v) 372,815 shares of common stock held by The Cedric Francois Irrevocable Trust of 2023 - 2; and (vi) 1,344,674 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(8)
Consists of (i) 17,705 shares of common stock; and (ii) 231,287 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(9)
Consists of (i) 153,606 shares of common stock; and (ii) 91,813 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(10)
Consists of (i) 22,705 shares of common stock; and (ii) 101,713 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(11)
Consists of (i) 611,439 shares of common stock; (ii) 250,000 shares of common stock owned by Bauhaus 1, LLC, which is wholly owned by a trust of which Mr. Machiels serves as investment trustee; (iii) 161,950 shares of common stock held by affiliates; (iv) 234,411 shares of common stock held by The Francois-DuBois Educational Trust, as to which Mr. Machiels holds a voting proxy; and (v) 231,287 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(12)
Consists of (i) 17,705 shares of common stock; and (ii) 231,287 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(13)
Consists of (i) 9,090 shares of common stock; and (ii) 8,800 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(14)
Consists of (i) 13,069 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(15)
Consists of (i) 35,220 shares of common stock; and (ii) 62,416 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(16)
Consists of (i) 8,244 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(17)
Consists of (i) 40,708 shares of common stock; (ii) 60,396 shares of common stock held by The Timothy E. Sullivan Irrevocable Trust of 2023; and (iii) 573,303 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.

(18)
Consists of (i) 31,221 shares of common stock held directly by Mr. Watson; (ii); 10,000 shares of common stock in a custodial account held by Mr. Watson for the sole benefit of his minor children; (iii) 50,136 shares of common stock in the David O. Watson Irrevocable Trust of 2023 and (iv) 199,791 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.
(19)
Consists of (i) 2,926,012 shares of common stock; and (ii) 3,097,684 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2025. As of December 31, 2025, we had three equity compensation plans which were approved by our stockholders: our 2010 Equity Incentive Plan, or the 2010 Plan, our 2017 Stock Incentive Plan, or the 2017 Plan, and our 2017 Employee Stock Purchase Plan, or the 2017 ESPP. In addition, we have our 2020 Inducement Stock Incentive Plan, or the 2020 Inducement Plan, pursuant to which we make grants as an inducement material to employees entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4), and which was not approved by our stockholders.

	As of December 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)(3)	14,931,320	$17.20	3,074,229
Equity compensation plans not approved by security holders(4)	599,216	$27.58	1,032,021
Total	15,530,536	$17.60	4,106,250

(1)
Consists of our 2010 Plan, our 2017 Plan and our 2017 ESPP.
(2)
As of December 31, 2025, 2,865,381 shares were reserved for issuance under our 2017 Plan, which became effective on November 8, 2017. The number of shares of our common stock reserved for issuance under the 2017 Plan increases (i) from time to time by the number of shares of our common stock subject to outstanding awards under our 2010 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right, and (ii) annually on the first day of each fiscal year by an amount equal to the lowest of (a) 4,219,409 shares of our common stock, (b) 4.0% of the number of shares of our common stock outstanding on the first day of the fiscal year and (c) an amount determined by our board of directors. On January 1, 2026, an additional 4,219,409 shares of our common stock were reserved for issuance under the 2017 Plan, which shares are not reflected in the number of shares available for issuance under the 2017 Plan in the table above.
(3)
As of December 31, 2025, 208,848 shares were reserved for issuance under our 2017 ESPP, which became effective on November 8, 2017. The number of shares of our common stock reserved for issuance under the 2017 ESPP increases on the first day of each fiscal year by an amount equal to the lowest of (i) 937,646 shares of our common stock, (ii) 1.0% of the number of shares of our common stock outstanding on the first day of the fiscal year and (iii) an amount determined by our board of directors. 763,316 shares have been issued under the 2017 ESPP. Our compensation committee decided not to allocate additional shares to the 2017 ESPP for calendar year 2026. On January 1, 2026, an additional 500,000 shares of our common stock were reserved for issuance under the 2017 ESPP, which shares are not reflected in the number of shares available for issuance under the 2017 ESPP in the table above.
(4)
Consists of shares of common stock issuable upon exercise of outstanding stock options granted pursuant to the Nasdaq inducement grant exception as a component of employment compensation for employees, including under our 2020 Inducement Plan, which became effective on February 25, 2020. The inducement grants were made as an inducement material to employees entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025, 1,032,021 shares were reserved for issuance under the 2020 Inducement Plan. See Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the 2020 Inducement Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2025 to which we have been a party, and in which any of our directors, executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Investors’ Rights Agreement

We are a party to an investors’ rights agreement, dated as of August 7, 2017, with certain stockholders, who purchased our preferred stock prior to our initial public offering, including some of our directors and 5% stockholders and their affiliates and entities affiliated with our officers and directors. The investors’ rights agreement provides these holders the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Indemnification of Officers and Directors

Our restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with our current and former directors that may be broader in scope than the specific indemnification provisions contained in the General Corporation Law of the State of Delaware. In the case of those of our directors who are affiliated with certain of our 5% stockholders or their affiliates, the indemnification agreements also provide for indemnification of the applicable 5% stockholder or affiliate.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our principal financial officer. The policy calls for the proposed related person transaction to be reviewed and approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•
the related person’s interest in the related person transaction;
•
the approximate dollar value of the amount involved in the related person transaction;
•
the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction was undertaken in the ordinary course of our business;
•
whether the terms of the transaction are no less favorable to us than the terms that could have been reached with an unrelated third party;
•
the purpose of, and the potential benefits to us of, the transaction; and
•
any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in our best interests. The audit committee may impose any conditions on the related person transaction that it deems appropriate.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Director Independence

Applicable rules of the Nasdaq Stock Market LLC, or Nasdaq, require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1 under the Exchange Act, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to, the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In February and April 2025, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Cedric Francois, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Francois is not deemed to be an independent director under these rules because he is our President and Chief Executive Officer.

There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

We incurred the following fees from Deloitte & Touche LLP, or Deloitte, our independent registered public accounting firm for the audit of our consolidated financial statements and for other services provided during the years ended December 31, 2025 and 2024.

Fee Category	2025	2024
Audit fees (1)	$2,115,355	$1,928,399
Tax fees (2)	214,240	159,868
All other fees (3)	9,896	5,685
Total fees	$2,339,491	$2,093,952

(1)
“Audit fees” consisted of fees for the integrated audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting and the review of our unaudited interim financial statements included in our quarterly reports on Form 10-Q during the years ended December 31, 2025 and 2024 and fees for professional services in connection with statutory and regulatory filings.
(2)
“Tax fees” consisted of fees paid to Deloitte Tax and Deloitte AG related to tax compliance, worldwide and domestic tax planning and tax advice.
(3)
“All other fees” consisted of fees for our subscription to the Deloitte Accounting Research Tool.

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as a part of this Report:

(1) Financial Statements.

No financial statements are filed with this Amendment. Our consolidated financial statements are set forth in our Original Filing and are incorporated herein by reference.

(2) Financial Statement Schedules.

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(3) Index to Exhibits.

Exhibit Index

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Asset Purchase Agreement	S-1	333-220941	10/13/2017	2.1
3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38276	11/13/2017	3.1
3.2	Amended and Restated By-Laws of the Registrant	8-K	001-38276	11/13/2017	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-220941	10/27/2017	4.1
4.2	Investors’ Rights Agreement dated as of August 7, 2017, among the Registrant and the other parties thereto	S-1	333-220941	10/13/2017	4.2
4.3	Indenture (including form of Note), dated as of September 16, 2019, by and between Apellis Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee	8-K	001-38276	9/16/2019	4.1
4.4	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38276	2/28/2022	4.4
4.5	Form of Pre-Funded Warrant	8-K	001-38276	2/24/2023	4.1
10.1+	2010 Equity Incentive Plan, as amended	S-1	333-220941	10/13/2017	10.1
10.2+	Form of Incentive Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.2
10.3+	Form of Nonstatutory Stock Option Grant Notice and Agreement under 2010 Equity Incentive Plan	S-1	333-220941	10/13/2017	10.3
10.4+	2017 Stock Incentive Plan	S-1/A	333-220941	10/30/2017	10.4
10.5+	Form of Incentive Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.5
10.6+	Form of Nonstatutory Stock Option Agreement under 2017 Stock Incentive Plan	S-1/A	333-220941	10/27/2017	10.6
10.7+	Form of Director and Officer Indemnification Agreement	S-1/A	333-220941	10/27/2017	10.7
10.8†	Patent License Agreement, dated as of March 28, 2008, by and between Apellis AG and The Trustees of the University of Pennsylvania, as assigned to the Registrant	S-1/A	333-220941	10/13/2017	10.8
10.9†	Amended and Restated Patent License Agreement, dated as of March 28, 2008, by and between Potentia Pharmaceuticals, Inc. and The Trustees of the University of Pennsylvania, as amended by the First Amendment to the Amended and Restated Patent	S-1/A	333-220941	10/13/2017	10.9

	License Agreement, dated as of October 14, 2009 and as assigned to the Registrant
10.10	Summary of Non-Employee Director Compensation Program	10-K	001-38276	2/28/2022	10.11
10.11	Lease, dated as of April 27, 2017, by and between the Registrant and NWALP PHOP Property Owner, LLC	S-1/A	333-220941	10/13/2017	10.13
10.12+	2017 Employee Stock Purchase Plan	S-1/A	333-220941	10/30/2017	10.15
10.13+	Offer Letter, dated as of October 9, 2017, by and between the Registrant and Timothy Sullivan	S-1/A	333-220941	10/20/2017	10.16
10.14	First Amendment to Lease, dated July 25, 2018, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2018	10.2
10.15	Second Amendment to Lease, dated June 5, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	7/31/2019	10.2
10.16	Third Amendment to Lease, dated September 25, 2019, by and between Registrant and NWALP PHOP Property Owner LLC.	10-Q	001-38276	11/5/2019	10.1
10.17	Fourth Amendment to Lease, dated November 13, 2020, by and between Registrant and NWALP PHOP Property Owner LLC.	10-K	001-38276	2/25/2020	10.17
10.18	Standard Office Lease, dated as of March 29, 2019, by and between the Registrant and Geary-Market Investment Company, Ltd.	10-Q	001-38276	5/7/2019	10.2
10.19	Form of Capped Call Transaction Confirmation	8-K	001-38276	5/7/2020	10.1
10.20+	Amendment No. 1 to 2017 Employee Stock Purchase Plan	10-Q	001-38276	11/2/2020	10.1
10.21	Collaboration and License Agreement, dated October 27, 2020, by and among, the Registrant, Apellis Switzerland GmbH, APL DEL holdings, LLC and Swedish Orphan Biovitrum AB (publ)	10-K	001-38276	2/25/2020	10.25
10.22	Commercial Supply Agreement, dated December 30, 2020, by and between the Registrant and Bachem Americas, Inc.	10-K	001-38276	2/25/2020	10.26
10.23	Sales Agreement, dated as of November 1, 2023 by and between Apellis Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	001-38276	11/01/2023	1.1
10.24††	Amended and Restated Commercial Supply Agreement, dated March 10, 2021, by and between the Registrant, Apellis Switzerland GmbH and NOF Corporation	10-Q	001-38276	4/28/2022	10.1
10.25	Inducement Stock Incentive Plan	S-8	333-236710	2/27/2020	99.1
10.26+††	Offer Letter, dated as of December 25, 2022, by and between the Registrant and Baumal Caroline	10-K	001-38276	2/24/2026	10.28
10.27+††	Separation Agreement, dated February 21, 2025, by and between the Registrant and Adam Townsend	10-Q	001-38276	5/7/2025	10.1
10.28	Form of Exchange Agreement	8-K	001-38276	7/8/2021	10.1
10.29	Form of Restricted Stock Unit Agreement under the 2017 Stock Incentive Plan	10-K	001-38276	2/21/2023	10.33
10.30	Royalty Buy-Down Agreement dated July 1, 2025, by and between Swedish Orphan Biovitrum AB and the Registrant	10-Q	01-38276	10/30/2025	10.1
10.31††	Amended and Restated Fee Letter, dated June 30, 2025, by and between the Company and Sixth Street Lending Partners	10-K	001-38276	2/24/2026	10.31
10.32	Fifth Amendment to Lease, dated September 5, 2025, by and between the Apellis Pharmaceuticals, Inc. and Delaware Corporation	10-K	001-38276	2/24/2026	10.32

10.33 +	Form of Restricted Stock Unit Award Agreement under 2017 Stock Incentive Plan	10-K	001-38276	2/24/2026	10.33
21.1	Subsidiaries of the Registrant	10-K	001-38276	2/24/2026	21.1
23.1	Consent of Deloitte & Touche, LLP	10-K	001-38276	2/24/2026	23.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38276	2/24/2026	31.1
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38276	2/24/2026	31.2
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38276	2/24/2026	32.1
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38276	2/24/2026	32.2
97.1	Dodd-Frank Compensation Recovery Policy	10-K	001-38276	2/27/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apellis Pharmaceuticals, Inc.

Date: April 28, 2026	By:	/s/ Cedric Francois
Cedric Francois
President, Chief Executive Officer and Director