Form 10-Q
period 2026-03-31
Apellis Pharmaceuticals, Inc.
filed 2026-05-07
CIK 1492422

$30

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the registrant had 128,021,277 shares of common stock, $0.0001 par value per share, outstanding.

APELLIS PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

These forward-looking statements include, among other things, statements about:

•
our plans and expectations regarding the proposed acquisition of us by Biogen Inc., or Parent, pursuant to the agreement and plan of merger that we entered into with Parent and its wholly owned acquisition subsidiary on March 31, 2026, including the anticipated timeframe in which we expect to complete the transaction;
•
the ongoing commercialization of EMPAVELI and SYFOVRE;
•
our plans with respect to our ongoing and planned clinical trials for our product candidates, and preclinical studies, whether conducted by us or any future collaborators, including the timing of initiation, dosing of patients, enrollment and completion of these trials and expectations regarding the anticipated results from these clinical trials or preclinical studies;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$405,207	$466,233
Accounts receivable, net	440,299	366,221
Inventory	131,408	142,556
Prepaid and other current assets	49,587	38,303
Restricted cash	1,520	1,527
Total current assets	1,028,021	1,014,840
Non-current assets:
Right-of-use assets	18,945	18,195
Property and equipment, net	1,418	1,708
Long-term inventory	28,489	34,959
Other assets	5,659	5,555
Total assets	$1,082,532	$1,075,257
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,049	$56,798
Accrued expenses	133,693	166,049
Convertible senior notes	93,744	93,662
Current portion of lease liabilities	6,962	7,087
Total current liabilities	283,448	323,596
Long-term liabilities:
Long-term credit facility	362,243	361,664
Lease liabilities	12,807	11,947
Other liabilities	9,111	7,903
Total liabilities	667,609	705,110
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, and no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2026 and December 31, 2025; 127,923 shares issued and outstanding at March 31, 2026, and 126,621 shares issued and outstanding at December 31, 2025	13	12
Additional paid-in capital	3,411,643	3,385,216
Accumulated other comprehensive loss	(2,411)	(2,103)
Accumulated deficit	(2,994,322)	(3,012,978)
Total stockholders’ equity	414,923	370,147
Total liabilities and stockholders’ equity	$1,082,532	$1,075,257

See accompanying notes to unaudited condensed consolidated financial statements.

APELLIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue, net	$192,010	$149,900
Licensing and other revenue	76,285	16,897
Total revenue:	268,295	166,797
Operating expenses:
Cost of sales	40,547	34,360
Research and development	76,958	86,420
Selling, general and administrative	124,323	129,345
Total operating expenses:	241,828	250,125
Net operating income/(loss)	26,467	(83,328)
Interest income	2,914	2,658
Interest expense	(10,317)	(11,049)
Other income/(expense), net	88	(165)
Net income/(loss) before taxes	19,152	(91,884)
Income tax expense	496	341
Net income/(loss)	$18,656	$(92,225)
Other comprehensive income/(loss):
Foreign currency translation	(308)	254
Total other comprehensive income/(loss)	(308)	254
Comprehensive income/(loss), net of tax	$18,348	$(91,971)

Net income/(loss) per share
Basic earnings per share	$0.15	$(0.74)
Diluted earnings per share	$0.15	$(0.74)
Weighted-average shares used in calculating:
Basic earnings per share	127,682	125,453
Diluted earnings per share	131,424	125,453

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2026	126,621	$12	$3,385,216	$(2,103)	$(3,012,978)	$370,147
Issuance of common stock upon exercise of stock options	22	—	86	—	—	86
Vesting of restricted stock units	1,199	1	(22)	—	—	(21)
Share-based compensation expense	—	—	26,363	—	—	26,363
Exercise of pre-funded warrants	81	—	—	—	—	—
Net income	—	—		—	18,656	18,656
Foreign currency translation	—	—	—	(308)	—	(308)
Balance at March 31, 2026	127,923	$13	$3,411,643	$(2,411)	$(2,994,322)	$414,923

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Outstanding		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2025	124,495	$12	$3,267,201	$(3,308)	$(3,035,366)	$228,539
Issuance of common stock upon exercise of stock options	15	—	281	—	—	281
Vesting of restricted stock units	1,151	—	(7)	—	—	(7)
Share-based compensation expense	—	—	27,374	—	—	27,374
Net loss	—	—	—	—	(92,225)	(92,225)
Foreign currency translation	—	—	—	254	—	254
Balance at March 31, 2025	125,661	$12	$3,294,849	$(3,054)	$(3,127,591)	$164,216

See accompanying notes to unaudited condensed consolidated financial statements.

Apellis Pharmaceuticals, Inc.

CONDENSED Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating Activities
Net income/(loss)	$18,656	$(92,225)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation expense	25,173	27,374
Depreciation expense	291	446
Amortization of discounts for credit facility	579	512
Amortization of discounts for convertible notes	82	79
Changes in operating assets and liabilities:
Accounts receivable	(74,068)	29,680
Inventory	18,806	13,997
Prepaid and other current assets	(11,270)	(20,033)
Other assets	(292)	198
Right-of-use assets and lease liabilities	(16)	7
Accounts payable	(7,741)	16,711
Accrued expenses and other liabilities	(31,166)	(30,156)
Net cash used in operating activities	(60,966)	(53,410)
Investing Activities
Purchase of property and equipment	—	(8)
Net cash used in investing activities	—	(8)
Financing Activities
Proceeds from exercise of stock options	86	281
Payments of employee tax withholding related to equity-based compensation	(22)	(7)
Net cash provided by financing activities	64	274
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(131)	359
Net decrease in cash, cash equivalents and restricted cash	(61,033)	(52,785)
Cash, cash equivalents and restricted cash at beginning of period	467,760	412,612
Cash, cash equivalents and restricted cash at end of period	$406,727	$359,827
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$405,207	$358,393
Restricted cash	1,520	1,434
Total cash, cash equivalents, and restricted cash	$406,727	$359,827
Supplemental Disclosures
Cash paid for interest	$10,476	$11,092
Cash paid for income taxes	$66	$141
Lease assets obtained in exchange for operating lease liabilities	$2,400	$—

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. From inception to March 31, 2026, the Company has incurred cash outflows from operations, losses from operations and had an accumulated deficit of $3.0 billion, primarily as a result of expenses incurred through a combination of research and development activities related to the Company’s various product candidates and expenses supporting those activities and expenses incurred in connection with product launches and commercialization costs.

As of May 7, 2026, the date of issuance of these unaudited condensed consolidated financial statements, the Company believes that its cash and cash equivalents of $405.2 million as of March 31, 2026, combined with cash anticipated to be generated from sales of EMPAVELI and from SYFOVRE, will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of issuance of these condensed consolidated financial statements.

Proposed Acquisition by Biogen Inc.

On March 31, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Biogen Inc., a Delaware corporation (“Parent”), and Aspen Purchaser Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Purchaser”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser will commence a tender offer (the “Offer”) to acquire any and all of the issued and outstanding shares of the Company’s common stock, in exchange for (i) $41.00 per share of the Company’s common stock, net to the seller in cash, without interest and subject to reduction for any applicable tax withholding (such amount, or any higher amount per share paid pursuant to the Offer, the “Upfront Consideration”), plus (ii) one contractual, non-transferable contingent value right per share of the Company’s common stock (each, a “CVR”), which shall entitle the holder to receive potential payments of up to an aggregate of $4.00 in cash, without interest and subject to reduction for any applicable tax withholding, upon the achievement of certain specified milestones described below in accordance with the terms and conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent (the “Rights Agent”) mutually acceptable to Parent and the Company (the Upfront Consideration plus one CVR, together, the “Offer Price”). The Offer will remain open for 20 business days, subject to extension under certain circumstances. On April 14, 2026, Purchaser commenced the Offer with the filing of the Schedule TO with the Securities and Exchange Commission (the “SEC”), and the Company filed the Schedule 14D-9 with the SEC.

Promptly following the consummation of the Offer, subject to the terms and conditions set forth in the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, with no stockholder vote required to consummate the Merger. At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock (other than shares of the Company’s common stock that are (i) held in the treasury of the Company, (ii) irrevocably accepted for purchase in the Offer by Purchaser and “received” (as such term is defined by Section 251(h)(6)(f) of the DGCL) by Purchaser, (iii) held by Parent, Purchaser or any other wholly owned subsidiary of the Parent as of both the commencement of the Offer and immediately prior to the Effective Time and (iv) held by stockholders who are entitled to, and properly demand, appraisal for such shares of the Company’s common stock in accordance with Section 262 of the DGCL) will be cancelled and converted into the right to receive the Offer Price from Purchaser without interest, subject to reduction for any applicable withholding taxes.

The obligation of Purchaser to purchase shares of the Company’s common stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including (i) that there have been validly tendered and not validly withdrawn prior to the expiration of the Offer a number of shares of the Company’s common stock that, considered together with the number of shares of the Company’s common stock, if any, then owned beneficially by Parent and its subsidiaries, would represent at least one more share of the Company’s common stock than 50% of the total number of shares of the Company’s common stock outstanding at the time of the expiration of the Offer (the “Minimum Condition”); (ii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary thresholds and exceptions; (iii) the Company’s compliance with, and performance of, in all material respects its covenants and obligations contained in the Merger Agreement; (iv) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (v) other customary conditions set forth in Annex I to the Merger Agreement. The Minimum Condition may not be waived by Parent or Purchaser without the prior written consent of the Company. Consummation of the Offer is not subject to a financing condition.

In addition, the Merger Agreement provides that, immediately prior to the time that the certificate of merger in respect of the Merger has been duly filed with and accepted by the Secretary of State of the State of Delaware, or at such subsequent time or date, subject to the terms of the Merger Agreement, each then-outstanding option and restricted stock unit (“RSU”) will be treated as follows:

•
Each outstanding and unexercised option that is vested pursuant to its existing terms or that vests as a result of the transactions contemplated by the Merger Agreement (each, a “Cash-Out Option”), will be automatically cancelled and converted into the right to receive:
o
if the per-share exercise price is less than the Upfront Consideration, (i) an amount of cash, without interest and less applicable tax withholding, equal to the product of (x) the total number of shares underlying such Cash-Out Option, multiplied by (y) the excess of the Upfront Consideration over the per-share exercise price of such Cash-Out Option, payable promptly following the Effective Time, and (ii) one CVR for each share underlying such Cash-Out Option; or
o
if the per-share exercise price is equal to or greater than the Upfront Consideration and less than the sum of (i) the Upfront Consideration plus (ii) $4.00 (i.e., the maximum amount payable pursuant to a CVR assuming that the milestones are achieved), (such sum, “the Aggregate Amount”), one CVR for each share underlying such Cash-Out Option (with any payable milestone payment amounts being reduced by the excess, if any, of the applicable per-share exercise price over the Upfront Consideration, as set forth in the CVR Agreement).
•
Each outstanding and unexercised option that is not a Cash-Out Option (each, a “Converted Option”), will be automatically cancelled and converted into the right to receive the following payments, with such payments to vest and become payable at the same time as the underlying Converted Option would have vested and become exercisable pursuant to its terms, subject to the holder’s continued service through the applicable vesting dates, and otherwise to remain subject to the same terms and conditions, including any “double-trigger” vesting provisions, as were applicable to the Converted Option:
o
if the per-share exercise price is less than the Upfront Consideration, (i) an amount of cash, without interest and less applicable tax withholding, equal to the product of (x) the total number of shares underlying such Converted Option, multiplied by (y) the excess of the Upfront Consideration over the per-share exercise price of such Converted Option, and (ii) one CVR for each share underlying such Converted Option; or
o
if the per-share exercise price is equal to or greater than the Upfront Consideration and less than the Aggregate Amount, one CVR for each share underlying such Converted Option (with any payable milestone payment amounts being reduced by the excess, if any, of the applicable per-share exercise price over the Upfront Consideration, as set forth in the CVR Agreement).

•
Each vested or unvested option with a per-share exercise price that is equal to or greater than the Aggregate Amount will be cancelled without consideration and will have no further force or effect.
•
Each outstanding RSU that is vested pursuant to its existing terms or that vests as a result of the transactions contemplated by the Merger Agreement (each, a “Cash-Out RSU Award”), will be automatically cancelled and converted into the right to receive (i) an amount of cash, without interest and less applicable tax withholding, equal to the product of (x) the total number of shares underlying such Cash-Out RSU Award, multiplied by (y) the Upfront Consideration, payable promptly following the Effective Time, and (ii) one CVR for each share underlying such Cash-Out RSU Award.

Each outstanding RSU that is not a Cash-Out RSU Award (each, a “Converted RSU Award”), will be automatically cancelled and converted into the right to receive (i) an amount of cash, without interest and less applicable tax withholding, equal to the product of (x) the total number of shares underlying such Converted RSU Award (which number will, for each performance-vesting Converted RSU Award, be determined based on the target level of performance, except that for each performance-vesting Converted RSU Award granted in January 2026 subject to TSR-related performance metrics, such number will be determined based on actual performance through the latest practicable date prior to the Effective Time), multiplied by (y) the Upfront Consideration, and (ii) one CVR for each share underlying such Converted RSU Award, with all payments in respect of the Converted RSU Award to vest and become payable at the same time as the underlying Converted RSU Award would have vested pursuant to its terms, subject to the holder’s continued service through the applicable vesting dates or, for RSUs subject to performance-based vesting, the applicable performance period, and will otherwise remain subject to the same terms and conditions, including any “double-trigger” vesting provisions.

Pursuant to the Merger Agreement, at or prior to the acceptance time, Parent, the Company and the Rights Agent will enter into the CVR Agreement. The CVRs are contractual rights only and not transferable except under certain limited circumstances, will not be certificated or evidenced by any instrument and will not be registered with the SEC or listed for trading. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Parent, Purchaser, the Company or any of their affiliates.

Each CVR represents a non-transferable contractual contingent right to receive the following cash payments, without interest and subject to reduction for any applicable tax withholding, if the following milestones (the “Milestones”), are achieved:

•
$2.00 per CVR, upon the achievement of Annual Net Sales (as defined in the CVR Agreement) of at least $1.5 billion attributable to SYFOVRE and related products in the aggregate during the 2027, 2028, 2029 or 2030 calendar years (the “Net Sales Milestone 1”); or
•
$2.00 per CVR, upon the achievement of Annual Net Sales of at least $2.0 billion attributable to SYFOVRE® and related products in the aggregate during the 2027, 2028, 2029, 2030 or 2031 calendar years (“the Net Sales Milestone 2”), provided that if the Net Sales Milestone 1 is not met prior to December 31, 2030 but the Net Sales Milestone 2 is achieved during the 2031 calendar year, then the Net Sales Milestone 2 shall be worth $4.00 per CVR.

Each Milestone may only be achieved one time; if the Annual Net Sales threshold is met in multiple calendar years, only the first achievement triggers payment. There can be no assurance that any Milestone will be achieved prior to the expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to any Milestone.

The Merger Agreement also includes customary termination provisions for both the Company and Parent, including, among others, the right of either party to terminate for failure to consummate the Offer on or before September 30, 2026. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay Parent a termination fee of $205.0 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to an alternative transaction, including in connection with a Superior Proposal, or the Company Board withdraws its recommendation in favor of the Offer). The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.

The Merger Agreement, subject to certain closing conditions mentioned above, is expected to close in the middle of the second quarter of 2026.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the “SEC”, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted and, accordingly, the condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026, as amended by Amendment No. 1 thereto filed with the SEC on April 28, 2026 (the “2025 Form 10-K”).

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

Summary of Significant Accounting Policies

Reference is made to Note 2 Summary of Significant Accounting Policies in the 2025 Form 10-K for a detailed description of significant accounting policies. There have been no significant changes to our accounting policies as disclosed in our 2025 Form 10-K.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Improvements to Capitalization of Software Development Costs, which updates the accounting guidance for internal-use software costs and removes references to prescriptive project stages. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of the new guidance on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and subsequent amendments with ASU 2025-01, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2025-05 as of January 1, 2026. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements or related disclosures.

3. Product Revenues, Accounts Receivable, and Reserves for Product Sales

The Company’s product revenues recorded in the United States, net of sales discounts, allowances and reserves, for the three months ended March 31, 2026 and 2025 were $192.0 million and $149.9 million, respectively. The Company’s product revenues consisted of sales of EMPAVELI and SYFOVRE to specialty pharmacies and specialty distributors.

The table reflects product revenue by major source for the following periods (in thousands):

			Three Months Ended March 31,
	Therapeutic Area	Key Indications	2026	2025
Products:
EMPAVELI	Rare Disease	PNH, C3G (1), primary IC-MPGN (1)	$41,291	$19,726
SYFOVRE	Ophthalmology	GA	150,719	130,174
Total product revenue, net			$192,010	$149,900

(1) The FDA approved EMPAVELI for the treatment of C3G and primary IC-MPGN on July 28, 2025.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2026 and 2025 (in thousands):

	Fees and patient assistance	Government, Other rebates and Chargebacks (1)	Returns	Total
Ending balance at December 31, 2025	$12,774	$42,927	$2,913	$58,614
Provision related to sales in the current period	14,493	56,614	1,790	72,897
Adjustments related to prior period sales	(222)	(533)	104	(651)
Credits and payments made	(12,598)	(51,503)	(998)	(65,099)
Ending balance at March 31, 2026	$14,447	$47,505	$3,809	$65,761

	Fees and patient assistance	Government, Other rebates and Chargebacks (1)	Returns	Total
Ending balance at December 31, 2024	$11,589	$31,533	$2,023	$45,145
Provision related to sales in the current period	10,277	24,139	976	35,392
Adjustments related to prior period sales	439	(13)	(382)	44
Credits and payments made	(13,084)	(28,467)	(126)	(41,677)
Ending balance at March 31, 2025	$9,221	$27,192	$2,491	$38,904

(1) As of March 31, 2026, group purchasing organization (“GPO”) chargebacks of $4.3 million are presented in the unaudited condensed consolidated financial statements as reductions to accounts receivable, net. The GPO chargebacks as of March 31, 2025, were immaterial. All other gross-to-net adjustments are presented in the unaudited condensed consolidated financial statements as accrued expenses.

Significant customers - Gross product revenues and product sales receivable from the Company's customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total product sales receivable consisted of the following:

	Percent of Total Gross Product Revenues
	Three Months Ended March 31,
	2026	2025
Customer A	18%	11%
Customer C	20%	18%
Customer D	52%	58%

	Percent of Product Sales Receivable
	As of March 31,
	2026	2025
Customer C	22%	31%
Customer D	62%	49%

Factoring of accounts receivable and associated fees for the three months March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Accounts receivable sold	$—	$99,735
Less: factoring fees	—	(1,212)
Net cash proceeds	$—	$98,523

There were no accounts receivable sold which remained outstanding as of March 31, 2026 or December 31, 2025.

4. Inventory

The Company’s inventory of EMPAVELI and SYFOVRE consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$42,134	$43,290
Semi-finished goods	104,068	121,207
Finished goods	13,695	13,018
Total inventories	$159,897	$177,515

The Company’s long-term inventory balance consists of raw materials that are not expected to be sold within the Company's normal operating cycle.

Inventory amounts written down as a result of excess, obsolescence, unmarketability or other reasons are charged to cost of sales. The Company’s reserve for excess and obsolete inventory was $20.0 million and $20.5 million as of March 31, 2026 and December 31, 2025, respectively.

5. Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Down payments for inventory	$2,201	$2,201
Prepaid research and development	24,202	22,096
Other prepaid assets	17,382	9,515
Royalties receivable	768	496
Receivable from collaboration agreement	4,045	2,442
Deposits and other current assets	989	1,553
Total prepaid and other current assets	$49,587	$38,303

6. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development	$13,714	$16,995
Accrued royalties	10,903	7,409
Accrued payroll liabilities	19,767	38,503
Accrued goods received not invoiced	1,860	21,248
Product revenue reserves	61,509	53,247
Commercial costs	23,163	25,907
Other	2,777	2,740
Total accrued expenses	$133,693	$166,049

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

The Holders' Conversion Rights

Prior to March 15, 2026, the Convertible Notes were convertible only under specified circumstances. During 2021 and 2022, holders of the 2019 Convertible Notes and the 2020 Convertible Notes converted approximately $425.4 million in aggregate principal amount into a total of 12,926,104 shares of the Company’s common stock. The Company accounted for these exchanges as induced conversions, resulting in the expensing of the fair value of shares issued in excess of the original terms of the Convertible Notes.

None of the circumstances were achieved as of December 31, 2025 and as such, the conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2025.

From March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time. Upon conversion of the Convertible Notes, the Company will pay and deliver a combination of cash and shares of the Company’s common stock.

The Company's Redemptions Rights

After September 20, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any Convertible Notes for redemption, it will constitute a “make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. The Company has not called for redemption or redeemed any of the Convertible Notes as of March 31, 2026.

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

The consummation of the Offer and the Merger may each constitute a “fundamental change” under the Indenture. In addition, the Offer and the Merger may each constitute a “make-whole fundamental change” (as defined in the Indenture), which may give holders the right to convert such Convertible Notes at an increased conversion rate in accordance with the terms of the Indenture.

As of March 31, 2026, the Company held in treasury Convertible Notes in principal amount of $425.4 million which have not been cancelled.

Excluding the Convertible Notes held in treasury, the outstanding balance of the Convertible Notes as of March 31, 2026 and December 31, 2025, which are classified as current given the Convertible Notes mature on September 15, 2026, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal	$93,897	$93,897
Less: debt discount and issuance costs, net	(153)	(235)
Net carrying amount	$93,744	$93,662

The following table sets forth total interest expense recognized related to such Convertible Notes during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of debt issuance costs	$82	$79
Contractual interest expense	822	822
Total interest expense	$904	$901

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

As of March 31, 2026, the Company holds remaining capped call transactions in a notional amount corresponding to $93.9 million principal amount of Convertible Notes.

In connection with the Merger Agreement and prior to the Effective Time of the Merger, the Company has agreed to use reasonable best efforts to cooperate with Parent, at Parent’s written request, to enter into arrangements with the counterparties to the capped call transactions to cause such transactions to be exercised, settled, terminated or cancelled as of the Effective Time, with the calculation and settlement of any amounts payable thereunder to be payable only in cash and subject to the mutual agreement of Parent, the Company and the respective counterparties.

Financing Agreement and Credit Facility

On May 13, 2024, the Company and certain of its subsidiaries entered into a financing agreement (the “Sixth Street Financing Agreement”) with the lenders party thereto (the “Lenders”), and Sixth Street Lending Partners (“Sixth Street”), as the administrative agent and collateral agent for the Lenders.

The Sixth Street Financing Agreement provided for a senior secured term loan facility of up to $475.0 million (the “Credit Facility”), consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at the Company’s option prior to September 30, 2025 upon satisfaction of a $50.0 million minimum cash requirement and a requirement that the Company’s trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw. The Company did not draw down the additional $100.0 million and the option expired on September 30, 2025.

The Credit Facility matures on May 13, 2030 (the “Maturity Date”) and bears interest at (i) in the case of Secured Overnight Financing Rate (“SOFR”) loans, an annual rate equal to 3-month SOFR (subject to 1.00% floor), plus (ii) 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

The net proceeds from the initial draw of the Credit Facility were approximately $358.2 million, net of $16.8 million of issuance costs. The Company used $326.5 million of the proceeds from the initial draw of the Credit Facility to buy out its remaining obligations to SFJ Pharmaceuticals Group (“SFJ”).

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

On July 1, 2025, the Lenders and Sixth Street consented to the Royalty Agreement as further described in Note 10 (the “Sixth Street Consent”). In connection with the Sixth Street Consent, the Company agreed to extend by one year from the effective date of the Consent the periods in which certain prepayment premiums would be owed under the Sixth Street Financing Agreement. This effectively extended the period the prepayment premium would be owed from one year after the date of the initial draw, or May 13, 2024, to one year after the effective date of the Sixth Street Consent, or July 1, 2025. The Company expects to pay a prepayment penalty of $11.3 million in connection with the Merger Agreement and upon consummation of the Merger, as all amounts outstanding under the Sixth Street Financing Agreement are expected to be satisfied in full, and the Company does not expect any indebtedness to remain outstanding following the closing of the Merger.

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

The outstanding balance of the Credit Facility as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal	$375,000	$375,000
Less: debt discount and issuance costs	(12,757)	(13,336)
Net carrying amount	$362,243	$361,664

The following table sets forth total interest expense recognized related to the Credit Facility during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of debt issuance costs	$579	$512
Contractual interest expense	8,831	9,449
Total interest expense	$9,410	$9,961

8. Fair Value Measurements

The following table presents the fair value of the Company's financial instruments that are measured at fair value on a recurring basis (in thousands):

		March 31, 2026
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:	Money market funds	$247,167	$—	$—	$247,167
Total Financial Assets		$247,167	$—	$—	$247,167

		December 31, 2025
Balance Sheet Classification	Type of Instrument	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	Money market funds	$349,615	$—	$—	$349,615
Total Financial Assets		$349,615	$—	$—	$349,615

The Company’s Convertible Notes are financial instruments that are reported in the condensed consolidated financial statements at historical cost. The Convertible Notes are Level 1 within the fair value level hierarchy as of March 31, 2026 and December 31, 2025. The fair value of the Convertible Notes was $99.5 million as of March 31, 2026 and $97.5 million as of December 31, 2025. The Convertible Notes accrue a semi-annual coupon at an annual rate of 3.5%, which was included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2026 and December 31, 2025.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The Company has not recorded any amounts for unrecognized tax positions for the period ended March 31, 2026. The Company's policy is to review and update unrecognized tax positions as facts and circumstances change.

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

The Company recorded $0.5 million and $0.3 million of income tax expense for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s state and foreign tax jurisdictions where net operating loss carryforwards were either limited or not available.

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

The Company shall supply Licensed Products to Sobi for development and for commercialization outside of the United States in accordance with a supply agreement between the parties. The Sobi Collaboration Agreement grants Sobi the right to perform drug product manufacturing of Licensed Products for development and for commercialization outside the United States and to manufacture drug substance under certain circumstances. For the three months ended March 31, 2026 and 2025, the Company recognized revenues of $20.5 million and $10.8 million, respectively, for the supply of Licensed Products to Sobi, which is included in Licensing and other revenue on the condensed consolidated statements of operations and comprehensive income/(loss).

Sobi paid the Company an upfront payment of $250.0 million in November 2020 and has agreed to pay up to an aggregate of $915.0 million upon the achievement of specified one-time regulatory and commercial milestone events, of which the Company received $50.0 million in April 2022 for the achievement of a regulatory development milestone in Europe. Sobi also agreed to reimburse the Company for up to $80.0 million in development costs for the Initial Indications, of which the Company received $65.0 million and waived the remaining payment of $15.0 million. The Company will also be entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable Licensed Product, in each case on a Licensed Product-by-Licensed Product and country-by-country basis. Under the Sobi Collaboration Agreement, the Company remains responsible for its license fee obligations (including royalty obligations) to the Trustees of the University of Pennsylvania (“Penn”), as a licensor of the Company.

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

The royalty reduction subject to the cap is calculated as an amount equal to (A) the royalty payments that would have been payable by Sobi under the Sobi Collaboration Agreement with respect to aggregate net sales of Aspaveli outside the United States during the period beginning on July 1, 2025 and ending on the hard cap achievement date if the 90% reduction had not been applied, minus (B) the royalty payments that are payable to the Company with the 90% reduction in effect. At any time on or after October 1, 2030, the Company may elect to pay Sobi a one-time payment amount, which shall be counted in determining if a cap is met. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%.

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

In January 2026, Sobi received EMA approval of Aspaveli for C3G and primary IC-MPGN. Sobi paid the Company an additional $25.0 million in February 2026 pursuant to the Royalty Agreement and an additional $30.0 million regulatory development milestone in April 2026 pursuant to the Sobi Collaboration Agreement. This $55.0 million is recorded as licensing and other revenue on the consolidated statement of operations and comprehensive income/(loss) in the first quarter of 2026.

Under the Sobi Collaboration Agreement, for the three months ended March 31, 2026 and 2025, the Company recognized $0.8 million and $6.1 million, respectively, of royalty revenue from sales of Aspaveli, which was sold by Sobi outside of the United States.

For the three months ended March 31, 2026, the Company recognized $2.6 million of contra-research and development expense related to reimbursements from Sobi for certain agreed upon development activities. The Company did not recognize any contra-research and development expense for the three months ended March 31, 2025.

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

From January 2021 through March 31, 2026, the Company has made sublicense payments to Penn totaling $30.5 million. Through March 31, 2026, the Company has paid $3.5 million in development and sales milestones. Additionally, in the first quarter of 2026, the Company owed $3.0 million to Penn as a result of achieving EMA approval of Aspaveli for C3G and primary IC-MPGN.

For the three months ended March 31, 2026 and 2025, the Company incurred royalty expense of $2.7 million and $1.6 million, respectively, on sales of EMPAVELI and Aspaveli which is included in cost of sales on the condensed consolidated statements of operations and comprehensive income/(loss).

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

From April 2023 through March 31, 2026, the Company paid $7.3 million related to regulatory and sales milestones for SYFOVRE.

For the three months ended March 31, 2026 and 2025, the Company incurred royalty expense of $4.9 million and $4.2 million, respectively, on sales of SYFOVRE, which is included in cost of sales on the condensed consolidated statements of operations and comprehensive income/(loss).

11. Commitments and Contingencies

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance. The Company has agreed to purchase from Bachem Americas, Inc. a significant portion of its requirements for the pegcetacoplan drug substance. Under a commercial supply agreement with NOF Corporation ("NOF"), the Company has agreed to purchase activated polyethylene glycol derivative, or PEG, which is a component of pegcetacoplan. Under these agreements, as of March 31, 2026, the Company is obligated to pay up to $131.0 million to these vendors over the next three years. In September 2024, the Company terminated the minimum purchase obligation with NOF for 2025. As a result of the termination of the minimum purchase obligation with NOF, the Company incurred an expense of $6.4 million, which was included in cost of sales on the consolidated statements of operations and comprehensive income/(loss) for the year ended December 31, 2024. This $6.4 million came due in January 2026 and was subsequently paid by the Company in the first quarter of 2026.

In addition, the Company has other non-cancelable purchase agreements as of March 31, 2026, under which it is obligated to pay up to $7.9 million to vendors over the next three years.

In connection with the Merger Agreement, the Company will be required to pay Parent a termination fee of $205.0 million, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement.

The Company is a party to a master lease agreement under which the Company leases vehicles with initial terms of 36 months from the date of delivery. If the Company was unable to take delivery of a previously ordered vehicle, the Company may incur nominal fees.

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

12. Net Income/(Loss) per Common Share

The following table presents the calculation of basic and diluted net income/(loss) per common share (amounts in thousands, except per share amounts):

	As of March 31,
	2026	2025
Basic net income/(loss) per share
Numerator:
Net income/(loss)	$18,656	$(92,225)
Denominator:
Weighted-average number of common shares used in net income/(loss) per common share - basic	127,682	125,453
Net income/(loss) per common share - basic	$0.15	$(0.74)
Diluted net income/(loss) per share
Numerator:
Net income/(loss)	$18,656	$(92,225)
Adjustment - Interest expense on Convertible Notes	904	—
Adjusted net income/(loss)	$19,560	$(92,225)
Denominator:
Weighted-average number of common shares used in net income/(loss) per common share - basic	127,682	125,453
Convertible notes	2,379	—
Stock options to purchase common stock	780	—
Unvested restricted stock units	578	—
Shares expected to be purchased under employee stock purchase plan	5	—
Weighted-average number of common shares used in net income/(loss) per common share - diluted	131,424	125,453
Net income/(loss) per common share - diluted	$0.15	$(0.74)

Shares outstanding presented below were excluded from the calculation of diluted net income/(loss) per share, prior to the use of the treasury stock method, as their effect is anti-dilutive (in thousands):

	As of March 31,
	2026	2025
Convertible notes	—	2,379
Stock options to purchase common stock	7,159	7,923
Unvested restricted stock units	4,567	4,672
Shares expected to be purchased under employee stock purchase plan	—	120
Total	11,726	15,094

13. Segment Information

The Company operates as a single reportable and single operating segment, which is the development and commercialization of treatments across a broad range of diseases driven by complement. The Company defines its segment on the basis in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s CODM, which is the chief executive officer, reviews consolidated net income/(loss) for purposes of assessing performance, making operating decisions, strategically allocating future resources, and planning and forecasting for future periods.

The following table presents information about reported segment revenue, segment loss, and significant segment expenses as provided to the CODM with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Revenue	$268,295	$166,797
Less:
Internal research and development costs	24,374	22,950
Internal selling, general and administrative costs	49,226	46,668
External commercial costs	43,539	56,993
External research and development costs	43,841	51,720
External general and administrative costs	15,127	10,060
Other segment items (1)	40,460	34,525
Share-based compensation expense	25,173	27,374
Interest income	(2,914)	(2,658)
Interest expense	10,317	11,049
Income tax expense	496	341
Net income/(loss)	$18,656	$(92,225)

(1) Other segment items include cost of sales and other income/(expense), net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2026, as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on April 28, 2026, which we refer to as the 2025 Annual Report on Form 10-K.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Proposed Acquisition by Biogen Inc.

On March 31, 2026, we entered into an Agreement and Plan of Merger, or the Merger Agreement with Biogen Inc., a Delaware corporation, or Parent, and Aspen Purchaser Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent, or Purchaser.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser will commence a tender offer, or the Offer, to acquire any and all of our issued and outstanding shares of our common stock in exchange for (i) $41.00 per share of our common stock, net to the seller in cash, without interest and subject to reduction for any applicable tax withholding (such amount, or any higher amount per share paid pursuant to the Offer, the Upfront Consideration), plus (ii) one contractual, non-transferable contingent value right, or CVR, per share of common stock which shall entitle the holder to receive potential payments of up to an aggregate of $4.00 in cash, without interest and subject to reduction for any applicable tax withholding, upon the achievement of certain specified milestones described below in accordance with the terms and conditions of a contingent value rights agreement to be entered into with a rights agent mutually acceptable to Parent and us (the Upfront Consideration plus one CVR, together, the Offer Price). The Offer will remain open for 20 business days, subject to extension under certain circumstances. On April 14, 2026, Purchaser commenced the Offer with the filing of the Schedule TO with the Securities and Exchange Commission, or the SEC, and we filed the Schedule 14D-9 with the SEC.

Promptly following the consummation of the Offer, subject to the terms and conditions set forth in the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware, or the DGCL, Purchaser will merge with and into us, with us continuing as the surviving corporation and a wholly owned subsidiary of Parent, or the Merger. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, with no stockholder vote required to consummate the Merger. At the effective time of the Merger, or the Effective Time, each share of common stock (other than shares of common stock that are (i) held in our treasury, (ii) irrevocably accepted for purchase in the Offer by Purchaser and “received” (as such term is defined by Section 251(h)(6)(f) of the DGCL) by Purchaser, (iii) held by Parent, Purchaser or any other wholly owned subsidiary of the Parent as of both the commencement of the Offer and immediately prior to the Effective Time and (iv) held by stockholders who are entitled to, and properly demand, appraisal for such shares of common stock in accordance with Section 262 of the DGCL) will be cancelled and converted into the right to receive the Offer Price from Purchaser without interest, subject to reduction for any applicable withholding taxes.

The Merger Agreement is subject to certain closing conditions and is expected to close in the middle of the second quarter of 2026.

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

We believe SYFOVRE has the potential to be the standard of care for patients with GA, a disease that affects an estimated 1.5 million people in the United States. While we have exclusive, worldwide commercialization rights for intravitreal pegcetacoplan, we intend to focus our commercialization efforts in the U.S. and explore international expansion in select markets, including Australia, where we received marketing approval in January 2025. We launched SYFOVRE in the United States in March 2023. For the three months ended March 31, 2026 and 2025, we generated $150.7 million and $130.2 million, respectively, in U.S. net product revenue from sales of SYFOVRE. We are developing a next-generation therapy by combining SYFOVRE treatment with APL-3007, which is a small interfering RNA, or siRNA, aimed at comprehensively blocking complement activity in the retina and the choroid. We initiated a Phase 2 multi-dose clinical trial of this combination in patients with GA in June 2025.

We believe that EMPAVELI has the potential to be a best-in-class treatment for a range of indications with high unmet needs. We have exclusive U.S. commercialization rights for EMPAVELI, and our collaboration partner, Swedish Orphan Biovitrum AB (Publ), or Sobi, has exclusive ex-U.S. commercialization rights for systemic pegcetacoplan outside of the United States. For the three months ended March 31, 2026 and 2025, we generated $41.3 million and $19.7 million, respectively, in U.S. net product revenue from sales of EMPAVELI and received $0.8 million and $6.1 million, respectively, in royalties from Sobi.

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

In January 2026, Sobi received EMA approval of Aspaveli for C3G and primary IC-MPGN. Sobi paid us an additional $25.0 million in February 2026 pursuant to the Royalty Agreement and an additional $30.0 million regulatory development milestone in April 2026 pursuant to the Sobi Collaboration Agreement. This $55.0 million is recorded as licensing and other revenue on our consolidated statement of operations and comprehensive income/(loss) in the first quarter of 2026.

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

To date, we have financed our operations primarily through $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $745.5 million in payments under our Sobi Royalty and Collaboration Agreements, $532.5 million under various credit arrangements, including with Sixth Street Lending Partners, or Sixth Street, and SFJ Pharmaceuticals Group, or SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

Excluding the revenue generated from the Royalty Agreement with Sobi for the year ended December 31, 2025 and the three months ended March 31, 2026, we have incurred significant net operating losses in each year since inception and, while we anticipate achieving net operating income based on our current operating plan, we may not sustain profitability and could incur losses in the future. Our net income was $18.7 million and our net loss was $92.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $3.0 billion.

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

The Sixth Street Financing Agreement provided for a senior secured term loan facility of up to $475.0 million, or the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw. We did not draw down the additional $100.0 million and the option expired on September 30, 2025.

The Credit Facility matures on May 13, 2030, or the "Maturity Date" and bears interest an annual rate equal to 3-month Term SOFR (subject to 1.00% floor), plus 5.75%. Certain additional commitment and undrawn amount fees are also payable in connection with the Credit Facility.

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

On July 1, 2025, the lenders and Sixth Street Financing consented to the Royalty Agreement with Sobi, or the Sixth Street Consent, and, in connection with that the Sixth Street Consent, we agreed to extend by one year from the effective date of the Consent the periods in which certain prepayment premiums would be owed under the Sixth Street Financing Agreement. This effectively extended the period the prepayment premium would be owed from one year after the date of the initial draw, or May 13, 2024, to one year after the effective date of the Sixth Street Consent, or July 1, 2025. We expect to pay a prepayment penalty of $11.3 million in connection with the Merger Agreement and upon consummation of the Merger as all amounts outstanding under the Sixth Street Financing Agreement are expected to be satisfied in full, and we do not expect any indebtedness to remain outstanding following the closing of the Merger.

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

The Holders' Conversion Rights

Prior to March 15, 2026, the Convertible Notes were convertible only under specified circumstances. During 2021 and 2022, holders of the 2019 Convertible Notes and the 2020 Convertible Notes converted approximately $425.4 million in aggregate principal amount into a total of 12,926,104 shares of our common stock. We accounted for these exchanges as induced conversions, resulting in the expensing of the fair value of shares issued in excess of the original terms of the Convertible Notes.

None of the circumstances were achieved as of December 31, 2025 and as such, the conditional conversion feature of the Convertible Notes was not triggered as of December 31, 2025.

From March 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion of the Convertible Notes, we will pay and deliver a combination of cash and shares of common stock.

The Company's Redemptions Rights

As of September 20, 2023, we may redeem for cash all or a portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we call any Convertible Notes for redemption, it will constitute a

“make-whole fundamental change” with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of such Notes, if converted in connection with the redemption, will be increased in certain circumstances. We have not called for redemption any of the Convertible Notes as of March 31, 2026.

If we undergo a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100 % of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The consummation of the Offer and the Merger may each constitute a “fundamental change” under the Indenture. In addition, the Offer and the Merger may each constitute a “make-whole fundamental change” (as defined in the Indenture), which may give holders the right to convert such Convertible Notes at an increased conversion rate in accordance with the terms of the Indenture.

As of March 31, 2026, we held in treasury Convertible Notes in principal amount of $425.4 million which notes had not been cancelled.

We classified the Convertible Notes as current liabilities as of March 31, 2026 and December 31, 2025 on our consolidated balance sheet, as the Convertible Notes mature on September 15, 2026.

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

In connection with the Merger Agreement and prior to the Effective Time of the Merger, we have agreed to use reasonable best efforts to cooperate with Parent, at Parent’s written request, to enter into arrangements with the counterparties to the capped call transactions to cause such transactions to be exercised, settled, terminated or cancelled as of the Effective Time, with the calculation and settlement of any amounts payable thereunder to be payable only in cash and subject to the mutual agreement of Parent, us and the respective counterparties.

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

The European Commission approved systemic Aspaveli (pegcetacoplan) for the treatment of adults with PNH in December 2021. In March 2022, we earned a $50.0 million payment from Sobi related to the first regulatory and reimbursement milestone in Europe, which we received in April 2022. Through June 30, 2025, we were also entitled to receive tiered, double-digit royalties (ranging from high teens to high twenties) on sales of Licensed Products outside of the United States, subject to customary deductions and third-party payment obligations, until the latest to occur of: (i) expiration of the last-to-expire of specified licensed patent rights; (ii) expiration of regulatory exclusivity; and (iii) ten (10) years after the first commercial sale of the applicable licensed product, in each case on a licensed product-by-licensed product and country-by-country basis. On July 1, 2025, we and certain of our subsidiaries entered into the Royalty Agreement, under which we agreed to reduce Sobi’s royalty payment obligations under the Collaboration Agreement by 90%, effective as of July 1, 2025, subject to defined caps tied to Aspaveli’s performance, including an initial cap of 1.45x of the amounts paid by Sobi to us under the Royalty Agreement. If a cap is met, Sobi’s royalty payment obligations under the Sobi Collaboration Agreement will revert to 100%. We remain responsible for our license fee obligations (including royalty obligations) to the Trustees of Penn as a licensor of ours.

In January 2026, Sobi received EMA approval of Aspaveli for C3G and primary IC-MPGN. Sobi paid us an additional $25.0 million in February 2026 pursuant to the Royalty Agreement and an additional $30.0 million regulatory development milestone in April 2026 pursuant to the Sobi Collaboration Agreement. This $55.0 million is recorded as licensing and other revenue on our consolidated statement of operations and comprehensive income/(loss) in the first quarter of 2026.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. So long as we continue to operate as an independent company, we expect research and development costs to increase for the foreseeable future as our product candidate development programs continue to progress and expand. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

So long as we continue to operate as an independent company, we expect our selling, general and administrative expenses will increase in the future to support continued research and commercial activities for our approved products, potential commercialization of our product candidates and costs of operating as a public company.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to product revenue, inventory and accrued research and development expenses, which we described in our 2025 Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 7, “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our 2025 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2026 and 2025 (in thousands, except percentages)

	For the Three Months Ended March 31,		Change	Change
	2026	2025	$	%
Revenue:
Product revenue, net	$192,010	$149,900	$42,110	28%
Licensing and other revenue	76,285	16,897	59,388	351%
Total revenue:	268,295	166,797	101,498	61%
Operating expenses:
Cost of sales	40,547	34,360	6,187	18%
Research and development	76,958	86,420	(9,462)	(11%)
Selling, general and administrative	124,323	129,345	(5,022)	(4%)
Total operating expenses:	241,828	250,125	(8,297)	(3%)
Net operating income/(loss)	26,467	(83,328)	109,795	(132%)
Interest income	2,914	2,658	256	10%
Interest expense	(10,317)	(11,049)	732	(7%)
Other income/(expense), net	88	(165)	253	(153%)
Net income/(loss) before taxes	19,152	(91,884)	111,036	(121%)
Income tax expense	496	341	155	45%
Net income/(loss)	$18,656	$(92,225)	$110,881	(120%)

Product Revenue, Net

Our product revenue, net is derived from EMPAVELI and SYFOVRE sales in the United States. The net product revenue of $192.0 million for the three months ended March 31, 2026, consisted of $41.3 million in net product revenue from sales of EMPAVELI and $150.7 million in net product revenue from sales of SYFOVRE. The net product revenue of $149.9 million for the three months ended March 31, 2025, consisted of $19.7 million in net product revenue from sales of EMPAVELI and $130.2 million in net product revenue from sales of SYFOVRE. The increase of $42.1 million primarily relates to increases in volume, which were partially offset by an increase in rebates.

Licensing and Other Revenue

Licensing and other revenue of $76.3 million for the three months ended March 31, 2026 consisted of $20.5 million in revenue from product supplied to Sobi, $0.8 million in royalty revenue from Sobi, $25.0 million related to the Royalty Agreement and $30.0 million in regulatory development milestones. Licensing and other revenue of $16.9 million for the three months ended March 31, 2025 consisted of $10.8 million in revenue from product supplied to Sobi and $6.1 million in royalty revenue from Sobi. The increase in licensing and other revenue was primarily driven by the one-time $25.0 million earned due to regulatory approval of Aspaveli in EMA for C3G and primary IC-MPGN under the Royalty Agreement, the corresponding $30.0 million regulatory development milestone earned under the Sobi Collaboration Agreement, and an increase of $9.7 million in product supply to Sobi. These increases were partially offset by a decrease in royalty revenue of $5.3 million given the Royalty Agreement reduced Sobi's royalty rates by 90%.

Cost of Sales

Cost of sales increased by $6.2 million, primarily due to a $3.2 million increase associated with higher volumes from commercial sales and product provided under our patient assistance programs, a $6.6 million increase related to higher volume of product supplied to Sobi and a $4.9 million increase in royalty expenses. The increases were partially offset by a $7.7 million decrease in expenses incurred related to excess, obsolete or scrapped inventory.

In addition, prior to receiving FDA approval for EMPAVELI and SYFOVRE, the costs associated with the manufacturing of EMPAVELI and SYFOVRE inventory were expensed as incurred as research and development expense. This resulted in inventory being sold during the three months ended March 31, 2026 and 2025 for which a portion of the costs had been previously expensed prior to FDA approval. This did not materially impact cost of sales for the three months ended March 31, 2026 and 2025. We expect this to continue to impact the cost of sales and research and development expense as we continue to sell to customers or use in preclinical or clinical studies. As of March 31, 2026 and December 31, 2025, the remaining pre-FDA approved inventory was $16.8 million and $17.8 million, respectively, which primarily consisted of raw materials and semi-finished goods.

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

(In thousands)	For the Three Months Ended March 31,		Change	Change
	2026	2025	$	%
Program-specific external costs:
PNH	$3,736	$2,194	$1,542	70%
C3G & primary IC-MPGN	3,043	7,611	(4,568)	(60%)
GA	16,818	15,673	1,145	7%
Other development and discovery programs	17,048	23,811	(6,763)	(28%)
Total program-specific costs	40,645	49,289	(8,644)	(18%)
Unallocated external costs
Non-program specific external costs	3,196	2,431	765	31%
Total unallocated external costs	3,196	2,431	765	31%
Unallocated internal costs
Compensation and related personnel costs	32,010	33,459	(1,449)	(4%)
Other expenses	1,107	1,241	(134)	(11%)
Total unallocated internal costs	33,117	34,700	(1,583)	(5%)
Total research and development costs	$76,958	$86,420	$(9,462)	(11%)

Research and development expenses decreased by $9.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in research and development expenses was primarily attributable to a decrease of $8.6 million in program-specific external costs and a decrease of $1.5 million related to compensation and related personnel costs. The decreases were partially offset by a $0.8 million increase in non-program specific external costs.

The decrease in our program-specific external costs of $8.6 million was driven by a $4.6 million decrease in C3G and primary IC-MPGN costs due to lower costs related to the VALIANT study as the Phase 3 trial was completed and is winding down, and a $6.8 million decrease in other development and discovery programs, primarily due to upfront milestone payments of $7.0 million incurred during the first quarter of 2025 related to the Beam FcRn program. These decreases were partially offset by an increase of $1.5 million in PNH and an increase of $1.1 million in GA costs associated with the product lifecycle development.

The decrease in compensation and related personnel costs was driven by a decrease of $2.2 million in share-based compensation. The decrease was partially offset by a $0.8 million increase in salaries and benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease of $15.5 million in general commercial activities and decrease of $1.2 million in factoring fees. These decreases were partially offset by an increase of $2.7 million in personnel related costs, an increase of $3.8 million in professional and consulting fees driven by costs associated with the Merger Agreement, and an increase of $5.2 million in other general and administrative expenses, including office costs, travel and insurance.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through $2.6 billion in net proceeds from public offerings of our common stock and pre-funded warrants to purchase common stock, $745.5 million in payments under our Sobi Royalty and Collaboration Agreements, $532.5 million under various credit arrangements, including with Sixth Street and SFJ, and $98.8 million relating to the unwinding of certain capped call transactions in March 2024, as well as from the proceeds of our operations. To date, we have exchanged $425.4 million and converted $0.7 million of aggregate principal amount of our Convertible Notes for shares of our common stock.

In May 2024, we entered into the Sixth Street Financing Agreement, which provided for the Credit Facility, consisting of an initial draw of $375.0 million at closing and a potential additional $100.0 million draw at our option upon satisfaction of a $50.0 million minimum cash requirement and a requirement that our trailing three-month sales of SYFOVRE is at least $180.0 million prior to the $100.0 million draw by September 30, 2025. We did not draw down the additional $100.0 million and the option expired on September 30, 2025.

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

In August 2024, we entered into an agreement, or the Factoring Agreement, to sell certain accounts receivable to a third-party financial institution at a discount to the face value of the accounts receivable. Under the Factoring Agreement, the maximum amount of outstanding accounts receivables sold at any time is $100.0 million. There were no accounts receivable sold as of March 31, 2026 or as of December 31, 2025.

In November 2023, we entered into a sales agreement, or the sales agreement, with Cowen and Company, LLC, or Cowen, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering of up to $300.0 million from time to time. Any sales made under the sales agreement will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. Any sales under the sales agreement will be made pursuant to our registration statement on Form S-3, which became effective on February 22, 2023. We agreed to pay Cowen compensation of up to 3.0% of the gross proceeds of the sale of shares made under the sales agreement. We did not make any sales under the sales agreement during the three months ended March 31, 2026.

In February 2023, we issued and sold 4,007,936 shares of our common stock and, in lieu of common stock to investors who so chose, pre-funded warrants to purchase 2,380,956 shares of our common stock in a follow-on offering, including 833,333 shares sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of common stock. The price to the public of the shares of common stock was $63.00 per share and the price to the public of the pre-funded warrants was $62.9999 per pre-funded warrant. The pre-funded warrants have an exercise price equal to $0.0001 per share and do not expire. The pre-funded warrants were accounted for as equity instruments. We received total net proceeds of $384.4 million, after deducting underwriting discounts and commissions of $18.8 million and offering cost of $0.3 million. For the period ended December 31, 2024, 2,299,991 shares of common stock were issued upon the exercise of pre-funded warrants. For the period ended March 31, 2026, 80,956 shares of common stock were issued upon the exercise of pre-funded warrants. As of March 31, 2026, no pre-funded warrants to purchase shares of our common stock were still outstanding.

In February 2024, we entered into agreements with the capped call counterparties to unwind a portion of the capped call transactions. The unwind agreements applied to the portion of the capped call transactions in a notional amount corresponding to the $426.1 million principal amount of Convertible Notes that we held in treasury as of December 31, 2024 or have been previously converted. The unwind transactions were settled at volume-weighted average price per share of $64.11, which resulted in cash proceeds to us of $98.8 million. As of March 31, 2026 the remaining capped call transactions had a notional amount corresponding to $93.9 million principal amount of Convertible Notes, which expire in September 2026.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(60,966)	$(53,410)
Net cash used in investing activities	—	(8)
Net cash provided by financing activities	64	274
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(131)	359
Net increase in cash, cash equivalents and restricted cash	$(61,033)	$(52,785)

Net Cash Used in Operating Activities

Net cash used in operating activities was $61.0 million for the three months ended March 31, 2026 and consisted primarily of a net income of $18.7 million adjusted for $26.1 million of non-cash items, including share-based compensation expense of $25.2 million and depreciation expense of $0.3 million. Further, it included a net increase in operating assets and liabilities of $105.7 million, which was driven by an increase in accounts receivable of $74.1 million, a decrease in inventory of $18.8 million, an increase in prepaid and other current assets of $11.3 million, a decrease in accounts payable of $7.7 million, and a decrease in accrued expenses of $31.2 million.

Net cash used in operating activities was $53.4 million for the three months ended March 31, 2025 and consisted primarily of a net loss of $92.2 million adjusted for $28.4 million of non-cash items, including share-based compensation expense of $27.4 million and depreciation expense of $0.4 million. Further, it included a net decrease in operating assets and liabilities of $10.4 million, which was driven by a decrease in accounts receivable of $29.7 million, a decrease in inventory of $14.0 million, an increase in prepaid and other current assets of $20.1 million, an increase in accounts payable of $16.7 million, and a decrease in accrued expenses of $30.2 million. The change in accounts receivable was primarily driven by the derecognition of certain accounts receivable under our Factoring Agreement.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million and $0.3 million during the three months ended March 31, 2026 and 2025, respectively. Financing activities during the periods presented primarily consisted of proceeds from the exercise of stock options.

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

We believe that our cash and cash equivalents as of March 31, 2026, together with the cash that we anticipate will be generated from sales of EMPAVELI and SYFOVRE, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months, as well as our anticipated longer-term cash requirements and obligations. Our expectations regarding our short-term and long-term funding requirements are based on assumptions that may prove to be wrong, and we may need additional capital resources to fund our operating plans and capital expenditure requirements.

We are devoting substantial resources to the commercial infrastructure for SYFOVRE for GA and EMPAVELI for the treatment of PNH, C3G and primary IC-MPGN. We are also devoting substantial resources to our pivotal clinical trials of EMPAVELI for the treatment of FSGS and DGF, and the development of our product candidates. Because of the numerous risks and uncertainties associated with the commercialization of EMPAVELI and SYFOVRE and the development of our product candidates, and because the extent to which we may enter into collaborations with third parties for any of these activities is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with the research, development and commercialization. Our future funding requirements and long-term capital requirements will depend on many factors, including:

•
our ability to continue to successfully commercialize and sell EMPAVELI in the United States and SYFOVRE in the United States, Australia and select other jurisdiction;
•
the cost of and our ability to obtain regulatory approvals of SYFOVRE outside of the United States;
•
the cost of and our ability to effectively establish and maintain, the commercial infrastructure and manufacturing capabilities required to support the continued commercialization of EMPAVELI, C3G and primary IC-MPGN, systemic pegcetacoplan and SYFOVRE and any other products for which we receive marketing approval including product sales, medical affairs, marketing, manufacturing and distribution;
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

Contractual Obligations

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2025 Annual Report on Form 10-K. See Note 11. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q for a discussion of obligations and commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, we had cash and cash equivalents of $405.2 million, consisting primarily of money market funds in U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and cash equivalents, and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10–K for the year ended December 31, 2025 are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to the Pending Transaction with Biogen Inc.

We may not complete the pending transaction with Biogen Inc. within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On March 31, 2026, we entered into an Agreement and Plan of Merger, or the Merger Agreement with Biogen Inc., a Delaware corporation, or Parent, and Aspen Purchaser Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent, or Purchaser. The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer, which we refer to herein as the Offer, by the Purchaser to acquire all of our issued and outstanding shares of common stock for (i) $41.00 per share of common stock, net to the seller in cash, without interest and subject to reduction for any applicable tax withholding, plus (ii) one contractual, non-transferable contingent value right per share of common stock, or a CVR, which shall entitle the holder to receive potential payments of up to an aggregate of $4.00 in cash, without interest and subject to reduction for any applicable tax withholding, upon the achievement of certain specified milestones in accordance with the terms and conditions of a contingent value rights agreement to be entered into with a rights agent, mutually acceptable to Parent and us (clause (i) and (ii) together, the Offer Price). The Offer will remain open for 20 business days, subject to extension under certain circumstances. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the Merger, and in accordance with the Delaware General Corporation Law, or the DGCL, the Purchaser will merge with and into us, or the Merger, and we will continue as the surviving corporation and a wholly owned subsidiary of the Parent. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the DGCL, with no stockholder vote required to consummate the Merger.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay Parent a termination fee of $205.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

The obligation of Parent and Purchaser to consummate the Offer is subject to the condition that there have been validly tendered and not validly withdrawn prior to the expiration of the Offer a number of shares of our common stock that, considered together with the number of shares of the our common stock, if any, then owned beneficially by Parent and its subsidiaries, would represent at least one more share of our common stock than 50% of the total number of shares of our common stock outstanding at the time of the expiration of the Offer, or the Minimum Condition. The Minimum Condition may not be waived by Purchaser without our prior written consent. In addition, the obligation of Purchaser to consummate the Offer is conditioned upon, among other things, (i) the accuracy of the representations and warranties of us contained in the Merger Agreement, subject to customary thresholds and exceptions; (ii) our compliance with, and performance of, in all material respects our covenants and obligations contained in the Merger Agreement; (iii) the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (v) other customary conditions set forth in Annex I to the Merger Agreement Consummation of the Offer is not subject to a financing condition. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger. The failure to consummate the transactions contemplated by the Merger Agreement would adversely affect our business.

The pendency of the transaction with the Parent and the Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with Parent and Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations. Uncertainty as to whether the Offer and the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators and suppliers. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. In particular, following the announcement of the Merger, several law firms announced that they were investigating, among other matters, whether members of our board of directors had fulfilled their fiduciary duties to stockholders in approving the Merger. Such investigations may lead to lawsuits regarding the Merger. We may not be successful in defending against lawsuits brought against us even if they are without merit. Regardless of the outcome of any lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, shareholders will not realize any value from the CVRs.

Pursuant to the Merger, each issued and outstanding share of our common stock (other than shares of common stock held by us, the Parent, the Purchaser or by stockholders of ours who have properly exercised and perfected their statutory rights of appraisal under the DGCL), as well as each restricted stock unit and certain options to purchase shares of our common stock, will become entitled to receive the CVRs as part of the Offer Consideration.

Each CVR represents a non-transferable contractual contingent right to receive the following cash payments, without interest and subject to reduction for any applicable tax withholding, if the following milestones, or the Milestones, are achieved:

•
$2.00 per CVR, upon the achievement of Annual Net Sales (as defined in the CVR Agreement) of at least $1.5 billion attributable to SYFOVRE® and related products in the aggregate during the 2027, 2028, 2029 or 2030 calendar years, or the Net Sales Milestone 1; or
•
$2.00 per CVR, upon the achievement of Annual Net Sales of at least $2.0 billion attributable to SYFOVRE® and related products in the aggregate during the 2027, 2028, 2029, 2030 or 2031 calendar years, or the Net Sales Milestone 2, provided that if the Net Sales Milestone 1 is not met prior to December 31, 2030 but the Net Sales Milestone 2 is achieved during the 2031 calendar year, then the Net Sales Milestone 2 shall be worth $4.00 per CVR.

Each Milestone may only be achieved one time; if the Annual Net Sales threshold is met in multiple calendar years, only the first achievement triggers payment. There can be no assurance that any Milestone will be achieved prior to the expiration or termination of the CVR Agreement, or that payment will be required of Parent with respect to any Milestone. Shareholders may not realize any value from the CVRs at all.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of $205.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our board of directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the transactions contemplated by the Merger Agreement. We are obligated to pay these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, financial condition and results of operations.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
David Watson General Counsel	Termination 01/14/2026	Rule 10b5-1 trading arrangement	Sale	(1)	(1)
Timothy Sullivan Chief Financial Officer and Treasurer	Termination 03/30/2026	Rule 10b5-1 trading arrangement	Sale	(2)	(2)
David Watson General Counsel	Adoption 02/26/2026 Termination 03/31/2026	Rule 10b5-1 trading arrangement	Sale	(3)	(3)
(1)
This trading plan related to 49,716 shares of our common stock and had a scheduled expiration date of 2/27/2026.
(2)
This trading plan related to 30,000 shares of our common stock and had a scheduled expiration date of 9/30/2026.
(3)
This trading plan related to 12,000 shares of our common stock and had a scheduled expiration date of 5/28/2027.

Item 6. Exhibits.

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of March 31, 2026, by and among Apellis Pharmaceuticals, Inc., Biogen Inc. and Aspen Purchaser Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, File No. 001-38276, filed on March 31, 2026)

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

99.1

Tender and Support Agreement, dated as of March 31, 2026, by and among Biogen Inc., Aspen Purchaser Sub, Inc. and certain stockholders of Apellis Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, File No. 001-38276, filed on March 31, 2026)

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

* Filed herewith.

† Schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to supplementally furnish to the SEC upon request any omitted schedule, exhibit or similar attachment to Exhibit 2.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apellis Pharmaceuticals, Inc.

Date: May 7, 2026	By:	/s/ Cedric Francois
Cedric Francois
President and Chief Executive Officer (principal executive officer)

Date: May 7, 2026	By:	/s/ Timothy Sullivan
Timothy Sullivan
Chief Financial Officer and Treasurer (principal financial officer)